Form 10-Q
period 2003-06-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2003-08-14
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________
Commission File Number 333-106666

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L.
(Exact name of Registrant as specified in its charter)

Luxembourg	98-0399297
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

174 Route de Longwy
L-1940 Luxembourg
Luxembourg
(Address, including zip code, of registrant’s principal executive offices)

(352) 226027
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☐  NO  ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES  ☐  NO  ☒

     The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common stock, par value $100 per share, outstanding at August 8, 2003   151 shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JAFRA WORLDWIDE HOLDINGS (LUX) S.áR.L. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
JAFRA WORLDWIDE HOLDINGS (LUX) S.áR.L. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
JAFRA WORLDWIDE HOLDINGS (LUX) S.aR.L. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS
JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS
JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DISTRIBUIDORA COMERCIAL JAFRA, S.A. de C.V. BALANCE SHEETS
DISTRIBUIDORA COMERCIAL JAFRA, S.A. de C.V. STATEMENTS OF OPERATIONS
DISTRIBUIDORA COMERCIAL JAFRA, S.A. de C.V. STATEMENTS OF CASH FLOWS
DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V. NOTES TO FINANCIAL STATEMENTS — (Continued) (Unaudited)
JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. CONSOLIDATED BALANCE SHEETS
JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. CONSOLIDATED STATEMENTS OF OPERATIONS
JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. CONSOLIDATED STATEMENTS OF CASH FLOWS
JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
144A GLOBAL NOTE
REGULATION S GLOBAL NOTE
302 CERTIFICATION: CEO
302 CERTIFICATION: CFO
906 CERTIFICATION: CEO
906 CERTIFICATION: CFO

JAFRA WORLDWIDE HOLDING (Lux), S.àR.L. AND SUBSIDIARIES

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Six Months Ended June 30, 2003

* Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”) have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra S.A.”) have fully and unconditionally guaranteed the obligations of Jafra Distribution under the Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,656	$27,206
Receivables, net	38,923	41,126
Inventories	38,494	35,286
Prepaid income taxes	4,299	258
Prepaid expenses and other current assets	5,002	4,977

Total current assets	99,374	108,853
Property and equipment, net	59,860	60,722
Other assets:
Goodwill	65,397	66,305
Trademarks	44,209	44,570
Deferred financing fees and other, net	18,668	7,840

Total	$287,508	$288,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$6,250	$6,489
Accounts payable	20,999	18,636
Accrued liabilities	41,597	44,824
Income taxes payable	3,947	4,939
Deferred income taxes	2,169	2,073

Total current liabilities	74,962	76,961
Long-term debt	243,750	77,894
Deferred income taxes	21,047	21,186
Other long-term liabilities	4,108	3,787

Total liabilities	343,867	179,828

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, par value $100; 151 shares authorized, issued and outstanding in 2003, par value $2.00; authorized, 1,020,000 shares; issued and outstanding, 831,888 shares in 2002	15	1,664
Additional paid-in capital	—	81,921
Retained earnings (deficit)	(43,433)	37,145
Accumulated other comprehensive loss	(12,941)	(12,268)

Total stockholders’ equity (deficit)	(56,359)	108,462

Total	$287,508	$288,290

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$101,205	$98,091	$192,606	$197,195
Cost of sales	23,540	22,889	45,465	45,887

Gross profit	77,665	75,202	147,141	151,308
Selling, general and administrative expenses	76,454	61,043	135,514	121,406
Restructuring and impairment charges	—	—	565	—

Income from operations	1,211	14,159	11,062	29,902
Other income (expense):
Exchange (loss) gain, net	521	(5,909)	(419)	(5,423)
Interest expense, net	(4,616)	(2,925)	(7,199)	(5,855)
Loss on extinguishment of debt	(6,620)	—	(6,620)	—
Other, net	(282)	285	(318)	295

Income (loss) before income taxes and cumulative effect of accounting change	(9,786)	5,610	(3,494)	18,919
Income tax expense (benefit)	(2,128)	1,638	1,640	4,802

Income (loss) before cumulative effect of accounting change	(7,658)	3,972	(5,134)	14,117
Cumulative effect of accounting change	—	—	—	(244)

Net income (loss)	$(7,658)	$3,972	$(5,134)	$13,873

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(5,134)	$13,873
Cumulative effect of accounting change	—	244

Income (loss) before cumulative effect of accounting change	(5,134)	14,117
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash (used in) provided by operating activities:
Gain on sale of property and equipment	—	(65)
Depreciation and amortization	2,973	2,411
Amortization and write off of deferred financing fees	3,030	717
Provision for uncollectible accounts receivable	2,938	6,103
Asset impairment charge	251	—
Unrealized foreign exchange and derivative loss	1,470	4,311
Deferred realized foreign exchange loss	646	385
Deferred income taxes	—	(3,504)
Changes in operating assets and liabilities:
Receivables	(1,414)	(3,418)
Inventories	(3,327)	2,121
Prepaid expenses and other current assets	(4,083)	2,046
Other assets	520	852
Accounts payable and accrued liabilities	(451)	(12,107)
Income taxes payable/prepaid	(1,000)	(2,344)
Other long-term liabilities	321	376

Net cash (used in) provided by operating activities	(3,260)	12,001

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	211
Purchases of property and equipment	(2,704)	(4,885)
Other	(431)	(265)

Net cash used in investing activities	(3,135)	(4,939)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	200,000	—
Proceeds from issuance of term loan	50,000	—
Repurchase of subordinated debt due 2008	(75,180)	—
Repayments under term loan facility	(8,375)	(4,625)
Net borrowings under revolving credit facility	—	2,700
Distribution of additional paid-in capital to shareholder	(83,570)	—
Distribution payment to shareholder from retained earnings	(75,444)	—
Deferred financing costs	(13,906)	—
Net repayments under bank debt	(828)	(318)

Net cash used in financing activities	(7,303)	(2,243)

Effect of exchange rate changes on cash	(852)	(1,516)

Net (decrease) increase in cash and cash equivalents	(14,550)	3,303
Cash and cash equivalents at beginning of period	27,206	6,748

Cash and cash equivalents at end of period	$12,656	$10,051

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Worldwide Holdings (Lux) S.àr.l, a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àR.L. CDRJ North Atlantic (Lux) S.àR.L., a Luxembourg société à responsabilité limitée (“North Atlantic”), is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A. a Luxembourg société anonyme. (“CDRJ”).

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cometics International, S.A. de C.V. (“Jafra S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra S.A. (the “Old Credit Facilities”) and to make certain payments to CDRJ and employees of JCI and Jafra S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

     Jafra Distribution was organized February 26, 2003 to conduct the distribution functions of the Parent’s Mexican operations. The Parent was organized on February 24, 2003 as a holding company to conduct the worldwide Jafra cosmetics business through its subsidiaries. CDRJ is a holding company that, until the Recapitalization, conducted the Jafra cosmetics business through its subsidiaries. Since the commencement of the liquidation, CDRJ has conducted no operations other than those incident to winding up its activities. The liquidation of CDRJ is expected to be completed prior to the end of the fourth quarter of 2003.

     The accompanying unaudited interim consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 reflect the operations of the Parent and its subsidiaries and include the operations of CDRJ and its subsidiaries through May 20, 2003. The accompanying unaudited interim consolidated financial statements for the three and six months ended June 30, 2002 and the accompanying audited consolidated financial statements as of December 31, 2002 reflect the operations of CDRJ and its subsidiaries. The historical consolidated financial statements of CDRJ are equivalent to the operations of the Parent. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company.”

     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of June 30, 2003 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

     The functional currency of certain of the Company’s foreign subsidiaries generally consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     Management Incentive Arrangements. The Company applies Accounting principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Company’s Stock Incentive Plan. No options were granted during the six months ended June 30, 2003. Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Based Compensation,” the compensation expense for the three and six months ended June 30, 2003 and 2002 would be immaterial to the consolidated statements of operations.

     New Accounting Pronouncements. The Company adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003. This statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in APB Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, the Company has reclassified any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods and has classified its current loss on extinguishment of debt within other income (expense).

     The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to the Company’s consolidated statements of operations. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

(2) Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials and supplies	$4,788	$5,239
Finished goods	33,706	30,047

Total inventories	$38,494	$35,286

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Land	$16,362	$16,448
Buildings	17,339	17,452
Machinery, equipment and other	43,894	42,153

	77,595	76,053
Less accumulated depreciation	17,735	15,331

Property and equipment, net	$59,860	$60,722

(4) Goodwill and Other Intangible Assets.

     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks to have an indefinite life. The carrying value of trademarks was $44,209,000 as of June 30, 2003. The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2002	$32,188	$28,548	$5,300	$269	$66,305
Impairment losses	—	—	—	(137)	(137)
Translation effect	—	(240)	(399)	(132)	(771)

Balance as of June 30, 2003	$32,188	$28,308	$4,901	$—	$65,397

     In connection with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identified all reporting units and allocated all goodwill accordingly. During the second quarter ended June 30, 2003, the Company revised its projections regarding the Venezuela operations given the Company’s decision to exit this market. Based on the revised projections, the Company recorded an impairment loss of $137,000, the total goodwill originally allocated to the Venezuela reporting unit.

(5) Income Taxes

     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to (loss) income before income taxes for the six months ended June 30, 2003. During the six months ended June 30, 2003 Jafra Mexico reported pretax income and income tax expense. This was partially offset by pretax losses with a corresponding income tax benefit in the United States. Further, the Company recorded valuation allowances against certain operating losses in South America and Europe. The actual income tax rate of the Company differs from the “expected” tax rate for the six months ended June 30, 2002, principally as a result of (i) a lower effective tax rate in Jafra Mexico, of changes in Mexico’s future corporate statutory tax rates and the related impact on Jafra Mexico’s net deferred income tax liabilities of $1,167,000 and (ii) the release of valuation allowances of $2,337,000 against certain foreign tax credits in the United States. These were offset by state income taxes in the United States and valuation allowances provided against certain operating losses in South America and Europe. The enactment as the result of new tax legislation in Mexico reduced the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005.

(6) Debt and Distribution to Shareholders

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes due 2011 (the “New Notes”) pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI will be required to fully and unconditionally guarantee the U.S. portion of New Notes jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution will also be required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. Jafra Distribution currently has no Mexican subsidiaries. Jafra S.A. has also fully and unconditionally guaranteed the obligations of Jafra Distribution under the New Notes. Each existing and subsequently acquired or organized subsidiary of Jafra S.A. will also be required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

     The New Notes are unsecured and are generally not redeemable for four years. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. The New Notes are required to be registered in a registered exchange offer under the Securities Act of 1933. Failure to exchange the existing New Notes for Notes registered under the Securities Act of 1933 within approximately 255 days from the date the New Notes were issued will cause an increase of up to 0.5% in the interest rate required to be paid by the Issuers.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. No amounts were outstanding under the revolving credit facility at June 30, 2003. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the senior credit agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. The interest rate in effect at June 30, 2003 was 5.3% for LIBOR borrowings and 7.3% for Prime based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of June 30, 2003, the Company was in compliance with all covenants.

     On May 23, 2003, with proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, JCI and Jafra S.A. redeemed the Old Notes in the aggregate outstanding principal amount of $75,180,000 at a premium of approximately $4,417,000. Additionally, JCI and Jafra S.A. repaid $7,375,000 under the Old Credit Agreement and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2,203,000 of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $6,620,000 and were recorded as a component of net (loss) income on the accompanying consolidated statements of operations.

     After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, the shareholders of CDRJ resolved to liquidate CDRJ. As a result, CDRJ made an initial liquidating distribution of $157,609,000 to its shareholders of record at May 20, 2003. Additionally, CDRJ reserved $1,405,000 to pay a subsequent distribution or expenses associated with its liquidation. JCI also made a special payment to the holders of Company options and certain members of management and non-employee directors. (See footnote 9).

     The Company capitalized $13,906,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset on the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of June 30, 2003, approximately $219,000 of the deferred financing fees were amortized.

(7) Management Incentive Plan

     In connection with the Recapitalization, the Board of Directors approved an amendment to Company’s stock incentive plan (the “Stock Incentive Plan”) to reflect the equity instruments as North Atlantic rather than shares in CDRJ, which is being liquidated. In addition the Board approved a reduction in the exercise price of all existing stock options due to the Recapitalization. In order to affect this re-pricing the exercise price per share of all existing options will be reduced such that awards ratio of exercise price per share to the market value per share is not reduced and the awards aggregate intrinsic value immediately after the Recapitalization will not be greater than the

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

aggregate intrinsic value immediately before Recapitalization. The amendments are to become effective upon final liquidation of CDRJ.

(8) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income	$(7,658)	$3,972	$(5,134)	$13,873
Unrealized and deferred realized (loss) gain on derivatives	(198)	2,535	157	340
Reclassification of deferred realized (loss) gain to exchange (loss) gain	—	208	(550)	343
Reclassification of deferred realized loss to cost of sales	(24)	962	654	1,899
Tax (benefit) expense on unrealized and deferred realized (loss) gain on derivatives	—	(2,607)	—	(903)
Foreign currency translation adjustments	2,276	(6,009)	(934)	(7,347)

Comprehensive income (loss)	$(5,604)	$(939)	$(5,807)	$8,205

(9) Related Party Transaction

     In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all outstanding Company stock options. (See footnote 7) In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $10,391,000 in bonus payments to current option holders during the three months ended June 30, 2003. Additionally, the Company authorized a special bonus of $2,715,000 (excluding employer taxes) to certain members of management and non-employee directors for contributions in completing the Recapitalization of CDRJ. Bonus payments were recorded as compensation expense as a component of operating (loss) income within the consolidated statements of operations.

(10) Financial Reporting for Business Segments

     The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra has three reportable business segments: Mexico, the United States, and Europe. Business results for subsidiaries in South America, the Dominican Republic, and Thailand are combined and included in the following table under the caption “All Others”.

     The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2002 included in CDRJ’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the related captions below and from the computation of segment operating income.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

						Corporate,
	United			All	Total	Unallocated	Consolidated
	States	Mexico	Europe	Others	Segments	and Other	Total

	(in thousands)
For the Three Months Ended June 30, 2003
Net sales	$25,272	$63,421	$8,623	$3,889	$101,205	$—	$101,205
Operating income (loss)	3,728	17,881	503	(1,614)	20,498	(19,287)	1,211
Depreciation and amortization	687	552	117	128	1,484	—	1,484
For the Three Months Ended June 30, 2002
Net sales	$23,909	$61,392	$7,245	$5,545	$98,091	$—	$98,091
Operating income (loss)	4,206	16,634	274	(1,927)	19,187	(5,028)	14,159
Depreciation and amortization	565	470	101	132	1,268	—	1,268
As of and for the Six Months Ended June 30, 2003
Net sales	$49,153	$120,214	$16,070	$7,169	$192,606	$—	$192,606
Operating income (loss)	7,057	32,550	509	(3,128)	36,988	(25,926)	11,062
Depreciation and amortization	1,424	1,098	201	250	2,973	—	2,973
Capital expenditures	1,433	803	195	273	2,704	—	2,704
Segment assets	83,277	179,499	18,125	8,431	289,332	(1,824)	287,508
Goodwill	32,188	28,308	4,901	—	65,397	—	65,397
As of and for the Six Months Ended June 30, 2002
Net sales	$44,784	$127,879	$13,056	$11,476	$197,195	$—	$197,195
Operating income (loss)	7,068	34,222	321	(2,755)	38,856	(8,954)	29,902
Depreciation and amortization	1,130	912	166	203	2,411	—	2,411
Capital expenditures	3,637	1,025	30	193	4,885	—	4,885
Segment assets	73,620	172,710	19,673	11,132	277,135	(1,365)	275,770
Goodwill	32,188	29,771	5,534	269	67,762	—	67,762

(11) Restructuring and Impairment Charges

     During the six months ended June 30, 2003, the Company recorded $565,000 of restructuring and impairment charges relating to its restructuring activities in South America and Thailand. Approximately $251,000 of impairment charges were recorded for certain fixed assets in Thailand. The carrying value of the fixed assets does not appear to be recoverable based on undiscounted cash flows. The Company recorded an impairment charge for the difference between the carrying value of the assets and the fair market value. The remaining charges related to severance expenses. All amounts were paid out during the six months ended June 30, 2003.

(12) Foreign Currency Forward and Option Contracts

     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company entered into foreign currency exchange contracts (“forward contracts”) during the first four months of 2002, and enters into foreign currency option contracts (“option contracts” or “options”) during 2002 and 2003. The Company places forward contracts or option contracts based on its rolling 12 month forecasted cash outflows from Jafra Mexico and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The Company currently designates certain of its forward contracts and option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net (loss) income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra Mexico.

     During the three months and six months ended June 30, 2003, the Company recognized gains of approximately $627,000 on option contracts. The Company recognized losses on forward contracts of approximately $511,000 and $866,000 during the three and six months ended June 30, 2002, respectively. The Company recognized gains on option contracts of approximately $737,000 during each of the three and six month periods ended June 30, 2002 in the accompanying consolidated statements of operations.

     As of December 31, 2001, the Company had deferred as a component of other comprehensive loss $3,746,000 of losses on forward contracts. During the six months ended June 30, 2002, the Company deferred as a component of other comprehensive loss an additional $1,814,000 of losses on forward contracts and $2,154,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the six months ended June 30, 2002, approximately $343,000 was reclassified as exchange (loss) gain and $1,899,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure.

     As of December 31, 2002, the Company had deferred as a component of other comprehensive operations $739,000 of losses on forward contracts and $475,000 of gains on option contracts. During the six months ended June 30, 2003, the company deferred as a component of other comprehensive loss an additional $157,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the six months ended June 30, 2003, approximately $550,000 of gains were reclassified as exchange loss (gain) and approximately $654,000 of losses were reclassified as cost of sales upon the recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining loss of $3,000 deferred as a component of other comprehensive loss at June 30, 2003 will be recognized into net income within the next twelve months.

     The fair value of the option contracts was $3,000 at June 30, 2003 and has been recorded as accrued liabilities in the consolidated balance sheets. The fair value of the option contracts was $402,000 at December 31, 2002, and was recorded in other receivables in the consolidated balance sheets.

     During the three and six months ended June 30, 2003 and 2002, the ineffectiveness generated by the Company’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the six months ended June 30, 2003 and 2002, $230,000 and $123,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 609,000,000 in put and call positions at June 30, 2003. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 523,000,000 in put and call positions at December 31, 2002 and mature at various dates through December 31, 2003. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(13) Markets to be Exited

     As of June 30, 2003, the Company began winding down its operations in Venezuela, Colombia, Chile and Peru. The Company intends to liquidate the assets in these markets and expects to complete the liquidation process and abandon the operations during the third quarter of 2003. Additionally, the Company is formulating plans the restructure its operations in Brazil, Argentina and Thailand, either by sale of the operations or abandonment.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,333	$13,088
Receivables, net	4,923	5,713
Inventories	12,664	11,974
Receivables from affiliates	18,069	25,608
Prepaid expenses and other current assets	6,705	2,554

Total current assets	47,694	58,937

Property and equipment, net	26,155	26,357

Other assets:
Goodwill	37,089	37,488
Notes receivable from affiliates	14,686	10,694
Deferred financing fees, net	5,561	2,375
Other	4,207	3,938

Total	$135,392	$139,789

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,500	$4,000
Accounts payable	4,792	5,944
Accrued liabilities	14,035	12,230
Income taxes payable	311	815
Deferred income taxes	643	643
Payables to affiliates	18,026	20,435

Total current liabilities	40,307	44,067

Long-term debt	97,500	47,108
Deferred income taxes	4,671	4,671
Other long-term liabilities	4,108	3,787

Total liabilities	146,586	99,633

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2003 and 2002	—	—
Additional paid-in capital	—	39,649
Retained earnings (deficit)	(8,412)	3,249
Accumulated other comprehensive loss	(2,782)	(2,742)

Total stockholder’s equity (deficit)	(11,194)	40,156

Total	$135,392	$139,789

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales to third parties	$34,796	$32,746	$67,056	$61,419
Sales to affiliates	3,789	4,368	8,133	7,908

Net sales	38,585	37,114	75,189	69,327
Cost of sales	11,256	11,505	22,428	20,806

Gross profit	27,329	25,609	52,761	48,521
Selling, general and administrative expenses	40,433	25,896	68,558	50,526
Restructuring and impairment charges	—	—	376	—
Management fee income from affiliates	(4,385)	(2,241)	(6,016)	(4,366)
Royalty income from affiliates, net	(4,722)	(5,390)	(8,918)	(10,028)

(Loss) income from operations	(3,997)	7,344	(1,239)	12,389
Other income (expense):
Exchange loss (gain), net	(395)	678	(451)	543
Interest expense, net	(1,875)	(1,529)	(3,325)	(3,117)
Loss on extinguishment of debt	(4,778)	—	(4,778)	—
Other, net	(57)	281	(53)	295

(Loss) income before income taxes	(11,102)	6,774	(9,846)	10,110
Income tax (benefit) expense	(3,661)	727	(2,847)	917

Net (loss) income	$(7,441)	$6,047	$(6,999)	$9,193

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended

	June 30,

	2003	2002

Cash flows from operating activities:
Net (loss) income	$(6,999)	$9,193
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,745	1,392
Provision for uncollectible accounts receivable	269	441
Write off and amortization of deferred financing fees	2,464	314
Asset impairment charges	251	(540)
Unrealized foreign exchange loss	971	—
Deferred income taxes	—	(2,337)
Changes in operating assets and liabilities:
Receivables	521	(756)
Inventories	(690)	(1,936)
Prepaid expenses and other current assets	(4,151)	(671)
Intercompany receivables and payables	5,006	3,460
Other assets	162	38
Accounts payable and accrued liabilities	653	(481)
Income taxes payable/prepaid	(504)	1,090
Other long-term liabilities	321	376

Net cash provided by operating activities	19	9,583

Cash flows from investing activities:
Purchases of property and equipment	(1,822)	(3,808)
Other	(431)	(265)

Net cash used in investing activities	(2,253)	(4,073)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	80,000	—
Proceeds from issuance of term loan	20,000	—
Repurchase of subordinated debt due 2008	(45,108)	—
Repayments under term loan facility	(6,000)	(1,500)
Net repayments under revolving credit facility	—	(300)
Lending of note receivable to affiliate	(3,992)	(3,822)
Distribution of additional paid-in capital to shareholder	(39,649)	—
Distribution payment to shareholder from retained earnings	(4,662)	—
Deferred financing costs	(5,650)	—

Net cash used in financing activities	(5,061)	(5,622)

Effect of exchange rate changes on cash	(460)	81

Net decrease in cash and cash equivalents	(7,755)	(31)
Cash and cash equivalents at beginning of period	13,088	4,081

Cash and cash equivalents at end of period	$5,333	$4,050

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, Inc. a Delaware corporation (“JCI”), is an indirect wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àR.L., a Luxembourg société à responsabilité limitée (the “Parent”), which is a wholly-owned direct of CDRJ North Atlantic (Lux) S.àR.L., a Luxembourg société à responsabilité limitée (“North Atlantic”). North Atlantic is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”).

     The accompanying unaudited interim consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 reflect the operations of JCI, and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of June 30, 2003 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

     On May 20, 2003, the Parent, JCI and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra Cometics International, S.A. de C.V. (“Jafra S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra S.A. (the “Old Credit Facilities”) and to make certain payments to CDRJ and employees of JCI and Jafra S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

     The New Notes represent several obligations of JCI and Jafra Distribution. JCI and Jafra Distribution have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra Distribution and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI on its Report on Form 10-Q.

     The functional currency of certain of JCI’s subsidiaries consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     Management Incentive Arrangements. JCI applies Accounting principles Board (“APB”) Opinion No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Parent’s Stock Incentive Plan. No options were granted during the three or six months ended June 30, 2003. Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three and six months ended June 30, 2003 and 2002 would be immaterial to the consolidated statements of operations.

     New Accounting Pronouncements. JCI adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003. This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in APB Opinion 30, “Reporting the

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, JCI has reclassified any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods and has classified its current loss on extinguishment of debt within other income (expense).

     JCI adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to JCI’s consolidated statements of operations. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” JCI applied the provisions of SFAS No. 146 to costs associated with disposal activities.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Land	$6,188	$6,188
Buildings	7,063	7,099
Machinery, equipment and other	23,586	22,460

	36,837	35,747
Less accumulated depreciation	10,682	9,390

Property and equipment, net	$26,155	$26,357

(3) Goodwill and Other Intangible Assets

     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks to have an indefinite life. The carrying value of trademarks was $254,000 as of June 30, 2003. The changes in the carrying amount of goodwill for the six months ended June 30, 2003 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total

Balance as of December 31, 2002	$32,188	$5,300	$37,488
Translation effect	—	(399)	(399)

Balance as of June 30, 2003	$32,188	$4,901	$37,089

(4) Income Taxes

     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to (loss) income before income taxes, for the three and six months ended June 30, 2003 principally as the result of (i) state income tax, and (ii) valuation allowances against certain operating losses in Europe and Dominican Republic.

     The actual income tax rate of JCI differs from the “expected” tax rate for the three and six months ended June 30, 2002, principally as a result of the release of valuation allowances of $2,337,000 against certain foreign tax credits in the United States. These were offset by state income taxes in the United States and valuation allowances provided against certain operating losses in Europe.

(5) Debt and Distribution to Shareholder

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes due 2011, the New Notes, pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI will also be required to fully and unconditionally guarantee the New Notes jointly and severally, on a senior subordinated basis.

     The New Notes are unsecured and are generally not redeemable for four years. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. The New Notes are required to be registered in a registered exchange offer under the Securities Act of 1933. Failure to exchange the existing New Notes for Notes registered under the Securities Act of 1933 within approximately 255 days from the date the New Notes were issued will cause an increase of up to 0.5% in the interest rate required to be paid by the Issuers.

     In addition, the Issuers entered into the Senior Credit Agreement which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. No amounts were outstanding under the revolving credit facility at June 30, 2003. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the senior credit agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. The interest rate in effect at June 30, 2003 was 5.3% for LIBOR borrowings and 7.3% for Prime based borrowings. Borrowings under the senior credit agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit JCI’S ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of June 30, 2003, the Parent was in compliance with all covenants.

     On May 23, 2003, with proceeds from the issuance of the New Notes and its borrowings under the Senior Credit Agreement, JCI redeemed its Old Notes in the aggregate outstanding principal amount of $45,108,000 at a premium of approximately $2,650,000. Additionally, JCI repaid $5,000,000 under the Old Credit Agreement and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI wrote off approximately $2,128,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt were $4,778,000 and were recorded as a component of other (expense) income on the accompanying consolidated statements of operations.

     After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, JCI distributed a total of $44,311,000 to its sole shareholder, North Atlantic. In addition, JCI made a special payment to the holder of its options and to certain members of management and non-employee directors (see footnote 8). Upon completion of the Recapitalization and the distribution, North Atlantic contributed all of its assets and liabilities, including its investment in JCI to the Parent.

     JCI capitalized approximately $5,650,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset on the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

method over the term of the New Notes and the Senior Credit Agreement. As of June 30, 2003, approximately of $89,000 of the deferred financing fees were amortized.

(6) Management Incentive Plan

     In connection with the Recapitalization, the Board of Directors approved an amendment to CDRJ’s stock incentive plan (the “Stock Incentive Plan”) to reflect the equity instruments as North Atlantic rather than shares in CDRJ, which is being liquidated. In addition the Board approved a reduction in the exercise price of all existing stock options due to the Recapitalization. In order to affect this re-pricing the exercise price per share of all existing options will be reduced such that awards ratio of exercise price per share to the market value per share is not reduced and the awards aggregate intrinsic value immediately after the Recapitalization will not be greater than the aggregate intrinsic value immediately before Recapitalization. The amendments are to become effective upon final liquidation of CDRJ.

(7) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30 ,

	2003	2002	2003	2002

Net income (loss)	$(7,441)	$6,047	$(6,999)	$9,193
Foreign currency translation adjustments	3	(165)	(40)	(159)

Comprehensive income (loss)	$(7,438)	$5,882	$(7,039)	$9,034

(8) Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products from Jafra Mexico totaling $2,942,000 and $5,626,000 for the three and six months ended June 30, 2003, respectively, and $2,719,000 and $7,643,000 for the three and six months ended June 30, 2002, respectively.

     In addition, JCI provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to affiliates, primarily in Mexico and South America. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its affiliates based upon charges identified to specific affiliates and a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. Management fee income consists of amounts billed to affiliates in Mexico and South America.

     JCI is charged a royalty by Jafra Mexico for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Mexico to JCI was $842,000 and $1,626,000 for the three and six months ended June 30, 2003, respectively, and $640,000 and $1,192,000 for the three and six months ended June 30, 2002, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Mexico for the use of the Jafra Way were $5,564,000 and $10,544,000 for the three and six months ended June 30, 2003, respectively, and $6,030,000 and $11,220,000 for the three and six months ended June 30, 2002, respectively, and are based upon a percentage of Jafra Mexico’s sales.

     JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2002 and June 30, 2003 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $151,000 and

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

$282,000 for the three and six months ended June 30, 2003, respectively, and $80,000 and $135,000 for the three and six months ended June 30, 2002, respectively, and is included in interest expense, net on the accompanying consolidated statements of operations.

     In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all existing stock options. (See footnote 6). In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $9,445,000 in bonus payments to current option holders during the three and six months ended June 30, 2003. Additionally, the Company authorized a special bonus of $2,365,000 to certain members of management and non-employee directors for contributions in completing the Recapitalization of CDRJ. Bonus payments were recorded as compensation expense as a component of operating (loss) income within the consolidated statements of operations.

(9) Financial Reporting for Business Segments

     JCI’s business is comprised of one industry segment, direct selling, with worldwide operations, principally in the United States and Europe. JCI is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. JCI has two reportable business segments: the United States and Europe. Business results for subsidiaries in the Dominican Republic and Thailand are combined and included in the following table under the caption “All Others”.

     The accounting policies used to prepare the information reviewed by JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in JCI’s audited consolidated financial statements as of and for the year ended December 31, 2002 included in CDRJ’s Annual Report on Form 10-K. JCI evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment operating income. Sales and gross profit related to affiliates (primarily in Mexico and South America) is included in the following table under the caption “Corporate, Unallocated and Other.” Notes and accounts receivable from affiliates are excluded from segment assets and are included in the following table under the caption “Corporate, Unallocated and Other.”

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

					Corporate,
	United		All	Total	Unallocated	Consolidated
	States	Europe (1)	Others	Segments	And Other	Total

	(in thousands)
For the Three Months ended June 30, 2003
Net sales	$25,272	$8,623	$901	$34,796	$3,789	$38,585
Operating income (loss)	3,728	503	(127)	4,104	(8,101)	(3,997)
Depreciation and amortization	687	117	57	861	—	861
For the Three Months ended June 30, 2002
Net sales	$23,909	$7,245	$1,592	$32,746	$4,368	$37,114
Operating income (loss)	4,206	320	(89)	4,437	2,907	7,344
Depreciation and amortization	565	99	67	731	—	731
As of and for the Six Months ended June 30, 2003
Net sales	$49,153	$16,070	$1,833	$67,056	$8,133	$75,189
Operating income (loss)	7,057	509	(282)	7,284	(8,523)	(1,239)
Depreciation and amortization	1,424	201	120	1,745	—	1,745
Capital expenditures	1,433	195	194	1,822	—	1,822
Segment assets	83,277	17,851	1,509	102,637	32,755	135,392
Goodwill	32,188	4,901	—	37,089	—	37,089
As of and for the Six Months ended June 30, 2002
Net sales	$44,784	$13,056	$3,579	$61,419	$7,908	$69,327
Operating income	7,068	368	24	7,460	4,929	12,389
Depreciation and amortization	1,130	161	101	1,392	—	1,392
Capital expenditures	3,637	30	141	3,808	—	3,808
Segment assets	73,620	19,433	2,776	95,829	30,022	125,851
Goodwill	32,188	5,534	—	37,722	—	37,722

(1)	excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI

(10) Restructuring and Impairment Charges

     During the six months ended June 30, 2003, JCI recorded $376,000 of restructuring and impairment charges related to its restructuring activities in Thailand. Approximately $251,000 of impairment charges were recorded for certain fixed assets in Thailand. The carrying value of the fixed assets does not appear to be recoverable based on undiscounted cash flows. JCI recorded an impairment charge for the difference between the carrying value of the assets and the fair market value. Approximately $125,000 of severance charges were also recorded. All amounts were paid out during the six months ended June 30, 2003.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. de C.V.
BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394	$38
Receivables, net	498	174
Inventories	25,511	21,200
Receivables from affiliates	79,248	28,620
Prepaid income taxes	—	741
Prepaid expenses and other current assets	5,375	3,221

Total current assets	111,026	53,994
Property and equipment, net	1,760	1,806
Other assets:
Deferred financing fees, net	8,050	—
Investments in affiliated Company	135,008	—
Other	3,483	31
Deferred income taxes	22	22

Total	$259,349	$55,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,750	$—
Accounts payable	11,366	8,668
Accrued liabilities	1,752	107
Income taxes payable	3,039	—
Payables to affiliates	41,596	1,895
Deferred income taxes	10,639	10,698

Total current liabilities	72,142	21,368
Long-term debt	146,250	—

Total liabilities	218,392	21,368
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2003	5	—
Retained earnings	44,393	38,031
Accumulated other comprehensive loss	(3,441)	(3,546)

Total stockholders’ equity	40,957	34,485

Total	$259,349	$55,853

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. de C.V.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales to affiliates	$33,263	$31,873	$64,084	$72,861
Cost of sales	20,984	20,757	40,952	44,783

Gross profit	12,279	11,116	23,132	28,078
Selling, general and administrative expenses	1,455	357	1,755	682
Management fee expense to affiliates	1,297	655	1,695	1,088
Service fee expense to affiliate	1,488	5,000	3,706	7,547

Income from operations	8,039	5,104	15,976	18,761
Other expense:
Exchange loss, net	(2,266)	(3,124)	(1,487)	(3,119)
Interest expense, net	(1,766)	—	(1,766)	—

Income before income taxes	4,007	1,980	12,723	15,642
Income tax expense	3,398	591	6,361	5,538

Net income	$609	$1,389	$6,362	$10,104

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. de C.V.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$6,362	$10,104
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	106	14
Amortization of deferred financing fees	131	—
Unrealized foreign exchange and derivative loss	1,965	532
Changes in operating assets and liabilities:
Receivables	(321)	(32)
Inventories	(4,430)	3,585
Prepaid expenses and other current assets	(1,663)	662
Intercompany receivables and payables	(10,118)	(7,919)
Other assets	(15)	4
Accounts payable and accrued liabilities	4,351	(8,070)
Income taxes payable/prepaid	3,034	1,499

Net cash (used in) provided by operating activities	(598)	379

Cash flows from investing activities:
Purchase of preferred shares of affiliate	(136,420)	—
Purchases of property and equipment	(46)	(296)

Net cash used in investing activities	(136,466)	(296)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	120,000	—
Proceeds from term loan	30,000	—
Payment of debt guarantee fee to affiliate	(4,000)	—
Deferred financing costs	(8,256)	—

Net cash provided by financing activities	137,744	—

Effect of exchange rate changes on cash	(324)	(66)

Net increase in cash and cash equivalents	356	17
Cash and cash equivalents at beginning of period	38	—

Cash and cash equivalents at end of period	$394	$17

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States on February 26, 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àR.L., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (“North Atlantic”), which in turn is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). Jafra Distribution was organized to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Distribuidora Venus, S.A. de C.V., (“Venus”), a wholly-owned subsidiary of Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”). Jafra S.A. is also owned by five indirect wholly-owned subsidiaries of the Parent.

     The accompanying unaudited interim financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 reflect the operations of Jafra Distribution or the carved-out distribution operations of Venus, which are now conducted by Jafra Distribution, and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Distribution’s financial statements as of June 30, 2003 and for the interim periods presented.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra S.A., to repay all amounts outstanding under the existing credit facilities of JCI and Jafra S.A. (the “Old Credit Facilities”) and to make certain payments to CDRJ and employees of JCI and Jafra S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

     The New Notes represent several obligations of Jafra Distribution and JCI. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra Distribution is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra Distribution on its Report on Form 10-Q.

     The functional currency for Jafra Distribution is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     Jafra Distribution adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003. This statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, Jafra Distribution will classify any gain or loss on future extinguishment of debt according to the principles of SFAS No. 145.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Jafra Distribution adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to the Jafra Distributions’s statements of operations. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

(2) Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Raw materials and supplies	$4,772	$4,858
Finished goods	20,739	16,342

Total inventories	$25,511	$21,200

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Machinery, equipment and other	$1,924	$1,894
Less accumulated depreciation	164	88

Property and equipment, net	$1,760	$1,806

(4) Investment in Affiliated Company

     On May 20, 2003, Jafra Distribution subscribed for and purchased 2,015 shares of newly issued Series C preferred stock of Jafra S.A. for $10,000 per share, for a total purchase price of $20,150,000. Additionally, Jafra Distribution purchased 2,618, 2,387, 2,310, 2,233, and 2,079 preferred shares of Jafra S.A. from CDRJ Latin America Holding Company, B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V. and CDRJ Mexico Holding Company B.V., respectively. Each share was purchased for $10,000 per share, for a total of $116,270,000. Series C preferred shares of Jafra S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5% upon any liquidation before any holder of Series B common shares of Jafra S.A. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra S.A. of $136,420,000 as an investment in affiliated company on the accompanying balance sheet. Except for the effect of translation, Jafra Distribution carries the investment on its balance sheets at cost.

(5) Debt

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes due 2011, the New Notes pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of Jafra Distribution and JCI in the amount of $120 million and $80 million, respectively. The Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

     Jafra Distribution is an indirect wholly-owned subsidiary of the Parent and JCI is a direct wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed the obligations under the New Notes of the other on a senior subordinated

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Distribution currently has no Mexican subsidiaries. Each acquired or organized Mexican subsidiary of Jafra Distribution will also be required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

     On May 20, 2003, Jafra Distribution paid Jafra S.A. $4,000,000 for Jafra S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra S.A. will also be required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes, At June 30, 2003, approximately $3,390,000 was classified as a non-current asset and the remaining unamortized amount was classified as a current asset in the accompanying balance sheets.

     The New Notes are unsecured and are generally not redeemable for four years. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. The New Notes are required to be registered in a registered exchange offer under the Securities Act of 1933. Failure to exchange the existing New Notes for Notes registered under the Securities Act of 1933 within approximately 255 days from the date the New Notes were issued will cause an increase of up to 0.5% in the interest rate required to be paid by the Issuers.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. As of May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million under the term facility. No amounts were outstanding under the revolving credit facility at June 30, 2003. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the senior credit agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. The interest rate in effect at June 30, 2003 was 5.3% for LIBOR borrowings and 7.3% for Prime based borrowings. Borrowings under the senior credit agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of June 30, 2003, the Parent was in compliance with all debt covenants.

     Jafra Distribution capitalized approximately $8,256,000 of expenses related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees expenses are reported as a noncurrent asset on the accompanying balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of June 30, 2003, approximately $130,000 of the deferred financing fees were amortized.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$609	$1,389	$6,362	$10,104
Foreign currency translation adjustments	1,364	(3,335)	105	(3,904)

Comprehensive income (loss)	$1,973	$(1,946)	$6,467	$6,200

(7) Related Party Transactions

     Jafra Distribution sells color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $2,977,000 and $5,670,000 for the three and six months ended June 30, 2003, respectively, and $3,211,000 and $8,409,000 for the three and six months ended June 30, 2002, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchases skin and body products from an affiliate. Purchases were $3,752,000 and $8,057,000 for the three and six months ended June 30, 2003, respectively, and $4,705,000 and $7,333,000 for the three and six months ended June 30, 2002, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to Jafra S.A. at a markup of approximately 59%. Sales to Jafra S.A. were $30,286,000 and $58,414,000 for the three and six months ended June 30, 2003, respectively, and $28,662,000 and $64,452,000 for the three and six months ended June 30, 2002, respectively.

     Jafra Distribution receives certain administrative and other services from Jafra S.A. The cost of these services is included in service fee expense to affiliate on the accompanying statements of operations. Jafra Distribution believes the amounts are reasonable and approximate the cost of the actual services received.

     In addition, Jafra Distribution is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying consolidated statements of operations. Jafra Distribution is charged a portion of these management expenses based upon charges identified to Jafra Distribution and a formulat using the percentage of revenues of the subsidiaries to the total consolidated revenues of the Parent. Jafra Distribution believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,678	$13,356
Receivables, net	31,697	33,344
Receivables from affiliates	—	23,796
Prepaid expenses and other current assets	1,161	262
Deferred income tax asset	9,083	9,268

Total current assets	46,619	80,026
Property and equipment, net	31,395	32,003
Other assets:
Goodwill	28,308	28,548
Trademarks	44,035	44,408
Deferred financing fees, net	—	395
Other	959	1,196

Total	$151,316	$186,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,489
Accounts payable	4,271	3,298
Accrued liabilities	28,052	32,715
Income taxes payable	578	4,838
Payables to affiliates	37,799	54,740
Other current liabilities	491	—

Total current liabilities	71,191	98,080
Long-term debt	—	30,786
Deferred income taxes	16,367	16,537
Other long-term liabilities	3,438	—

Total liabilities	90,996	145,403
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; authorized, issued and outstanding, 151 shares in 2002, authorized, issued and outstanding 139,373 shares in 2003	—	—
Series C preferred stock, no par value; authorized, issued and outstanding, 13,642 shares in 2003	—	—
Additional paid-in capital	54,334	34,184
Retained earnings	10,496	11,015
Accumulated other comprehensive loss	(4,510)	(4,026)

Total stockholders’ equity	60,320	41,173

Total	$151,316	$186,576

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net sales	$63,421	$61,392	$120,214	$127,879
Cost of sales	26,517	25,593	51,513	58,456

Gross profit	36,904	35,799	68,701	69,423
Selling, general and administrative expenses	30,927	30,377	58,525	61,776
Management fee expense to affiliates	3,088	1,584	4,320	3,276
Service fee income from affiliate	(1,488)	(5,000	(3,706)	(7,547)
Royalty expense to affiliates, net	4,722	5,390	8,918	10,028

Income (loss) from operations	(345)	3,448	644	1,890
Other income (expense):
Exchange (loss) gain, net	1,823	(1,563)	96	(1,248)
Interest expense, net	(845)	(1,320)	(1,846)	(2,613)
Loss on extinguishment of debt	(1,842)	—	(1,842)	—
Other,net	(87)	—	(116)	—

Income (loss) before income taxes	(1,296)	565	(3,064)	(1,971)
Income tax (benefit) expense	(2,525)	285	(2,545)	(1,727)

Net (loss) income	$1,229	$280	$(519)	$(244)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net (loss) income	$(519)	$(244)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on sale of property and equipment	—	(65)
Depreciation and amortization	992	898
Write off and amortization of deferred financing fees	435	403
Provision for uncollectible accounts receivable	2,507	5,082
Unrealized foreign exchange and derivative loss	40	2,815
Deferred realized derivative loss	646	385
Deferred income taxes	—	(1,167)
Changes in operating assets and liabilities:
Receivables	(1,542)	(2,614)
Prepaid expenses and other current assets	(888)	3,358
Intercompany receivables and payables	6,178	5,125
Other assets	224	970
Accounts payable and accrued liabilities	(3,323)	(4,789)
Income taxes payable/prepaid	(3,522)	(4,901)

Net cash provided by operating activities	1,228	5,256

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	211
Purchases of property and equipment	(757)	(729)

Net cash used in investing activities	(757)	(518)

Cash flows from financing activities:
Repurchase of subordinated debt due 2008	(30,072)	—
Repayments under term loan facility	(2,375)	(3,125)
Net borrowings under revolving credit facility	—	3,000
Receipt of guarantee fee from affiliate	4,000	—
Net repayments under bank debt	(828)	(318)
Sale of Series C preferred stock	20,150	—

Net cash used in financing activities	(9,125)	(443)

Effect of exchange rate changes on cash	(24)	(406)

Net (decrease) increase in cash and cash equivalents	(8,678)	3,889
Cash and cash equivalents at beginning of period	13,356	920

Cash and cash equivalents at end of period	$4,678	$4,809

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable (“Jafra S.A.”), organized under the laws of the United Mexican States, is owned by five indirect wholly owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àR.L., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (“North Atlantic”), which in turn is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). A minority interest of Jafra S.A. is owned by Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”).

     The accompanying unaudited interim consolidated financial statements as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 reflect the operations of Jafra S.A. and its subsidiaries, excluding the carved-out distribution operations of Distribuidora Venus, S.A. de C.V. (“Venus”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.’s consolidated financial statements as of June 30, 2003 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra S.A. have been eliminated in consolidation.

     Jafra Distribution was organized under the laws of the United Mexican States on February 26, 2003 to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Venus a wholly owned subsidiary of Jafra S.A. Jafra Distribution is owned by five indirect wholly owned subsidiaries of the Parent.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra S.A. to repay all amounts outstanding under the existing credit facilities of JCI and Jafra S.A. (the “Old Credit Facilities”) and to make certain payments to CDRJ and employees of JCI and Jafra S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

     The New Notes represent several obligations of Jafra Distribution and JCI. Jafra S.A. has fully and unconditionally guaranteed the obligations of Jafra Distribution under the New Notes. As Jafra S.A. is not a consolidated subsidiary of Jafra Distribution, the Parent is filing these separate financial statements of Jafra S.A. in its Report on form 10-Q.

     The functional currency for Jafra S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     Jafra S.A. adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” on January 1, 2003. This statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, Jafra S.A. has reclassified any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods and has classified its current loss on extinguishment of debt within other income (expense).

     Jafra S.A. adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to the Jafra S.A.’s consolidated statements of operations. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2003	2002

Land	$10,174	$10,260
Buildings	10,224	10,311
Machinery, equipment and other	17,349	16,832

	37,747	37,403
Less accumulated depreciation	6,352	5,400

Property and equipment, net	$31,395	$32,003

(3) Goodwill and Other Intangible Assets.

     Jafra S.A.’s intangible assets consist of trademarks and goodwill. Jafra S.A. has determined trademarks to have an indefinite life. The carrying value of trademarks was $28,308,000 as of June 30, 2003. Except for translation adjustments, there were no changes in the carrying amount of goodwill for the six months ended June 30, 2003.

(4) Income Taxes

     The actual income tax rate of Jafra S.A. differs from the Mexican federal corporate rate of 35% applied to income before income taxes, for the three and six months ended June 30, 2002, principally as the result of the enactment of changes in the Mexican corporate statutory tax rate and the related impact on Jafra S.A.’s net deferred income tax liabilities. The enactment reduces the corporate income tax rate annually in one-percent increments from the current 35% in 2002 to 32% in 2005.

(5) Equity

     On May 15, 2003, the number of outstanding Series “B” shares of Jafra S.A. were split on a 100:1 basis and were proportionately increased from 151 to 151,000. Subsequently, 11,627 of the outstanding Series B shares (which were part of the aggregate outstanding 151 Series B common shares prior to the stock split) were proportionately reclassified to become Series C preferred shares. The Series C preferred shares have only limited voting rights. In the event of a liquidation of Jafra S.A., holders of Series C shares have the right to receive a preferred cumulative dividend equal to 4.5% per annum, of the effective liquidation preference per share, before any holder of Series B common stock receives a dividend.

     On May 20, 2003, Jafra S.A. sold 2,015 shares of newly issued shares of Series C preferred stock to Jafra Distribution for $10,000 per share, for a total of $20,150,000.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6) Debt

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes due 2011 (the “New Notes”) pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent and the Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed of the other the obligations under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI will also be required to fully and unconditionally guarantee the New Notes jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution will also be required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. Jafra Distribution currently has no Mexican subsidiaries.

     On May 20, 2003, Jafra S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra S.A. will also be required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes, 2003, approximately $3,390,000 was classified as a non-current liability and the remaining unamortized amount was classified as a current liability in the accompanying balance sheets

     On May 23, 2003, with the proceeds from the guarantee fee paid by Jafra Distribution, the equity contribution by Jafra Distribution (see footnote 5) and available cash Jafra S.A. redeemed its outstanding 11 3/4% Senior Subordinated Notes due 2003 (the “Old Notes”) in the aggregate principal amount of $30,072,000 at a premium of approximately $1,767,000. Additionally, Jafra S.A. repaid $2,375,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, Jafra S.A. wrote off approximately $75,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $1,842,000 and was recorded as other income (expense) on the accompanying consolidated statements of operations.

(7) Comprehensive Income(loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income	$1,229	$280	$(519)	$(244)
Unrealized and deferred realized (loss) gain on derivatives	(198)	2,535	157	340
Reclassification of deferred realized (loss) gain to exchange (loss) gain	—	208	(550)	343
Reclassification of deferred realized loss to cost of sales	(24)	962	654	1,899
Tax (benefit) expense on unrealized and deferred realized (loss) gain on derivatives	—	(2,607)	—	(903)
Foreign currency translation adjustments	817	(2,476)	(745)	(3,327)

Comprehensive income (loss)	$1,824	$(1,098)	$(1,003)	$(1,892)

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(8) Related Party Transactions

     Jafra S.A. sells to and purchases products from its Mexico affiliate, Jafra Distribution. The net cost of these purchases was $12,086,000 and $22,866,000 for the three and six months ended June 30, 2003, respectively, and $9,995,000 and $26,309,000 for the three and six months ended June 30, 2002, respectively.

     Jafra S.A. provides certain administrative and other services to Jafra Distribution. The income from these services is included in service fee to affiliate on the accompanying consolidated statements of operations. Jafra S.A. believes the amounts are reasonable and approximate the value of the actual services rendered.

     In addition, Jafra S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying consolidated statements of operations. Jafra S.A. is charged a portion of these management expenses based upon charges identified to Jafra S.A. and a formula using the percentage of revenues of Jafra S.A. to the total consolidated revenues of the Parent. Jafra S.A. believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received

     Jafra S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra S.A. from JCI and its German affiliate was $842,000 and $1,626,000 for the three and six months ended June 30, 2003, respectively, and $640,000 and $1,192,000 for the three and six months ended June 30, 2002, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $5,564,000 and $10,544,000 for the three and six months ended June 30, 2003, respectively, and $6,030,000 and $11,220,000 for the three and six months ended June 30, 2002, respectively, and are based upon a percentage of Jafra S.A.’s sales.

(9) Foreign Currency Forward and Option Contracts

     Jafra S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations, Jafra S.A. entered into foreign currency exchange contracts (“forward contracts”) during the first four months of 2002, and enters into foreign currency option contracts (“option contracts” or “options”) during 2002 and 2003. Jafra S.A. places forward contracts or option contracts based on its rolling 12 month forecasted cash outflows and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, Jafra S.A. does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     Jafra S.A. currently designates certain of its forward contracts and option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI, forecasted management fee charges from JCI, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid.

     During the three months and six months ended June 30, 2003, Jafra S.A. recognized gains of approximately $627,000 on option contracts. Jafra S.A. recognized losses on forward contracts of approximately $511,000 and $866,000 during the three and six months ended June 30, 2002, respectively. Jafra S.A. recognized gains on option contracts of approximately $737,000 during each of the three and six month periods ended June 30, 2002 in the accompanying consolidated statements of operations.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     As of December 31, 2001, Jafra S.A. had deferred as a component of other comprehensive loss $3,746,000 of losses on forward contracts. During the six months ended June 30, 2002, Jafra S.A. deferred as a component of other comprehensive loss an additional $1,814,000 of losses on forward contracts and $2,154,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the six months ended June 30, 2002, approximately $343,000 was reclassified as exchange (loss) gain and $1,899,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure.

     As of December 31, 2002, the Company had deferred as a component of other comprehensive loss $739,000 of losses on forward contracts and $475,000 of gains on option contracts. During the six months ended June 30, 2003, the Company deferred as a component of other comprehensive loss an additional $157,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the six months ended June 30, 2003, approximately $550,000 of gains were reclassified as exchange loss (gain) and approximately $654,000 of losses were reclassified as cost of sales upon the recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining loss of $3,000 deferred as a component of other comprehensive loss at June 30, 2003 will be recognized into net income within the next twelve months.

     The fair value of the option contracts was $3,000 at June 30, 2003 and has been recorded as accrued liabilities in the consolidated balance sheets. The fair value of the option contracts was $402,000 at December 31, 2002, and was recorded in other receivables in the consolidated balance sheets.

     During the three and six months ended June 30, 2003 and 2002, the ineffectiveness generated by the Company’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the six months ended June 30, 2003 and 2002, $230,000 and $123,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 609,000,000 in put and call positions at June 30, 2003. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 523,000,000 in put and call positions at December 31, 2002 and matured at various dates through December 31, 2003. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the results of operations, financial condition and liquidity of the Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2002 of CDRJ Investments Lux S.A., a Luxembourg société anonyme, (“CDRJ”) and its subsidiaries included in the Annual Report on Form 10-K. On May 20, 2003, CDRJ completed a recapitalization of its operations. Subsequent to May 20, 2003, the operations of CDRJ are conducted by the Parent. The operations of the Parent are substantially identical to the operations of CDRJ. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company.” The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for future periods.

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

Net sales	$101.2	100.0%	$98.1	100.0%	$192.6	100.0%	$197.2	100.0%
Cost of sales	23.5	23.2	22.9	23.3	45.4	23.6	45.9	23.3

Gross profit	77.7	76.8	75.2	76.7	147.2	76.4	151.3	76.7
Selling, general and administrative expenses	76.5	75.6	61.0	62.2	135.5	70.4	121.4	61.6
Restructuring and impairment charges	—	—	—	—	0.6	0.3	—	—

Income from operations	1.2	1.2	14.2	14.5	11.1	5.7	29.9	15.1
Exchange gain (loss), net	0.5	0.4	(5.9)	(6.0)	(0.5)	(0.2)	(5.4)	(2.7)
Interest, net	(4.6)	(4.5)	(2.9)	(3.0)	(7.2)	(3.7)	(5.9)	(3.0)
Loss on extinguishment of debt	(6.6)	(6.5)	—	—	(6.6)	(3.4)	—	—
Other, net	(0.3)	(0.3)	0.2	0.2	(0.3)	(0.2)	0.3	0.2

Income (loss) before income taxes and cumulative effect of accounting change	(9.8)	(9.7)	5.6	5.7	(3.5)	(1.8)	18.9	9.6
Income tax expense (benefit)	(2.1)	(2.1)	1.6	1.6	1.6	0.8	4.8	2.4

Income (loss) before cumulative effect of accounting change	(7.7)	(7.6)	4.0	4.1	(5.1)	(2.6)	14.1	7.2
Cumulative effect of accounting change, net of income tax benefit of $0	—	—	—	—	—	—	(0.2)	(0.2)

Net (loss) income	$(7.7)	(7.6)%	$4.0	4.1%	$(5.1)	(2.6)%	$13.9	7.0%

Three months ended June 30, 2003 compared to the three months ended June 30, 2002

						Corporate,
						Unallocated	Consolidated
Dollars in millions	Mexico	United States	Europe	All others	Total Segments	and Other	Total

Three Months Ended June 30, 2003
Net sales	$63.4	$25.3	$8.6	$3.9	$101.2	$—	$101.2
Cost of sales	15.0	5.7	1.9	1.8	24.4	(0.9)	23.5

Gross profit	48.4	19.6	6.7	2.1	76.8	0.9	77.7
Selling, general and administrative expenses	30.5	15.9	6.2	3.7	56.3	20.2	76.5

Income (loss) from operations	$17.9	$3.7	$0.5	$(1.6)	$20.5	$(19.3)	$1.2

Three Months Ended June 30, 2002
Net sales	$61.4	$23.9	$7.2	$5.6	$98.1	$—	$98.1
Cost of sales	14.0	5.5	1.6	1.6	22.7	0.2	22.9

Gross profit	47.4	18.4	5.6	4.0	75.4	(0.2)	75.2
Selling, general and administrative expenses	30.8	14.2	5.3	5.9	56.2	4.8	61.0

Income (loss) from operations	$16.6	$4.2	$0.3	$(1.9)	$19.2	$(5.0)	$14.2

     Net sales. Net sales in the second quarter of 2003 increased to $101.2 million from $98.1 million in the second quarter of 2002, an increase of $3.1 million or 3.2%. Net sales in local currencies in the second quarter of 2003 increased by 8.9% over the comparable prior year period. The net sales increase measured in local currencies was greater than the net sales increase measured in U.S. dollars primary as a result of the weaker average exchange rates of the Mexican peso in the second quarter of 2003 compared to the second quarter of 2002. The Company’s average number of consultants worldwide in the second quarter of 2003 increased to approximately 418,000 or 8.8% over the average in the second quarter of 2002. A consultant is included in the total ending consultant base if she places an order within the four months immediately preceding the period end date. The average number of consultant is calculated based on the total ending consultant base for each month during the period. Annualized consultant productivity measured in U.S. dollars in the second quarter of 2003 decreased 5.2% compared to the second quarter of 2002. Measured in local currencies, annualized productivity remained relatively constant. Consultant productivity in the quarter is generally defined as annualized quarterly sales divided by the average number of consultants.

     In Mexico, net sales in the second quarter of 2003 increased to $63.4 million from $61.4 million in the second quarter of 2002, an increase of $2.0 million, or 3.3%. Net sales in Mexico measured in local currency increased by 13.4% over the comparable 2002 period. The year-over-year net sales increase measured in local currency was due primarily to a larger consultant base and increased consultant productivity. In Mexico the average number of consultants in the second quarter of 2003 increased to approximately 261,000, or 7.8% over the average number of consultants in the comparable prior year period. Annualized consultant productivity measured in local currency during the second quarter of 2003 increased approximately 5.3% compared to consultant productivity in the second quarter of 2002. Additionally, the percentage of ordering consultants compared to total consultants also increased in the second quarter of 2003 compared to the second quarter of 2002.

     In the United States, net sales in the second quarter of 2003 increased to $25.3 million from $23.9 million in the second quarter of 2002, an increase of $1.4 million or 5.9%. Net sales increased in the second quarter of 2003 compared to the second quarter of 2002 in the Hispanic Division and the General Division. Net sales in the Hispanic Division increased 7.6% primarily due to an increase in the average number of consultants, partially offset by reduced consultant productivity. The Hispanic Division had an average of approximately 49,000 consultants in the second quarter of 2003, an increase of 29.2% over the second quarter of 2002. Hispanic Division consultant productivity decreased 16.7% during the second quarter of 2003, compared to the second quarter of 2002. The percentage of ordering consultants compared to the total number of consultants decreased in the second quarter of 2003 compared to the second quarter of 2002. Net sales in the General Division in the second quarter of 2003 increased 1.6% compared to the second quarter of 2002, primarily due to an increase in the average number of consultants. The General Division had an average of approximately 31,000 consultants during the second quarter of

2003, an increase of 1.4% compared to the second quarter of 2002. Consultant productivity remained relatively constant in the second quarter of 2003 compared to the second quarter of 2002.

     In Europe, net sales increased to $8.6 million in the second quarter of 2003, from $7.2 million in the second quarter of 2002, an increase of $1.4 million, or 19.4%. In local currencies, net sales in the second quarter of 2003 decreased 3.0% compared to the second quarter of 2002. The increase in net sales measured in U.S. dollars compared to the decrease measured in local currencies was primarily the result of stronger local currencies compared to the U.S. dollar in the second quarter of 2003 compared to the second quarter of 2002. The decrease in net sales measured in local currencies was primarily the result of a decrease in consultant productivity, partially offset by an increase in the average number of consultants. The average number of consultants in Europe in the second quarter of 2003 increased to approximately 19,000 consultants or by approximately 16.1% compared to the average number of consultants during the second quarter of 2002. Consultant productivity measured in local currencies decreased 16.5% during the second quarter of 2003 compared to the second quarter of 2002. The percentage of ordering consultants compared to total consultants also decreased during the second quarter of 2003 compared to the second quarter of 2002.

     Net sales in the other markets decreased by $1.7 million, or 30.4% in the second quarter of 2003 compared to the second quarter of 2002. Measured in local currencies, net sales in the other markets decreased 8.3% in the second quarter of 2003, compared to the second quarter of 2002. The greater decrease in net sales measured in U.S. dollars compared to the sales decrease measured in local currencies was primarily due to weaker average exchange rates of South American currencies compared to the U.S. dollar. The average number of consultants in the other markets increased 1.3% in the second quarter of 2003 compared to the second quarter of 2002. Measured in local currencies, consultant productivity decreased 9.5% in the other markets in the second quarter of 2003 compared to the comparable prior year period. The Company is implementing strategic plans to exit the South American and Thailand markets via sale or closure. The Company expects the execution of these plans to be finalized during the third or final quarter of 2003. (See “Business Trends and Initiatives.”)

     Gross profit. Consolidated gross profit in the second quarter of 2003 increased to $77.7 million from $75.2 million in the comparable prior year period, an increase of $2.5 million or 3.3%. Gross profit as a percentage of sales (gross margin) increased to 76.8% from 76.7% in comparable prior year period. The increase in gross margin in the second quarter of 2003 was due primarily to increase in gross margin in the Corporate, Unallocated and other segment. During the second quarter of 2003, the Company recorded $0.9 million as a favorable offset to cost of sales due to variances in the corporate manufacturing units and reclassification of exchange gains from other comprehensive income to cost of sales in connection with Statement of Financial Accounting Standards (“SFAS”) No. 133. During the second quarter of 2002, the Company recorded $0.2 million of unfavorable cost of sales due to favorable variance in the corporate manufacturing units, offset by the reclassification of exchange losses from other comprehensive income to cost of sales in connection with SFAS No. 133.

     In Mexico, gross margin in the second quarter of 2003 decreased to 76.3% from 77.2% in the second quarter of 2002. The decrease in gross margin was primarily due to unfavorable direct cost variance during the second quarter of 2003, compared to favorable direct cost variances during the second quarter of 2002.

     In the United States, gross margin in the second quarter of 2003 increased to 77.5% from 77.0% in the second quarter of 2002, due to higher gross margins on the sales of new and promotional products and products for resale.

     In Europe, gross margin in the second quarter of 2003 increased nominally to 77.9% from 77.8% in the second quarter of 2002.

     Selling, general and administrative expenses. SG&A expenses in the second quarter of 2003 increased to $76.5 million from $61.0 million in the second quarter of 2002, an increase of $15.5 million, or 25.4%. SG&A expenses, as a percentage of net sales, increased in the second quarter of 2003 to 75.6% from 62.2% in the second quarter of 2002, due primarily to increased selling, general and administrative expense in the “Corporate, Unallocated and Other” segment related to the recapitalization of the Company.

     In Mexico, SG&A expenses in the second quarter of 2003 decreased by $0.3 million, or 1.0% to $30.5 million, compared to $30.8 million in the second quarter of 2002. SG&A expenses decreased, as a percentage of net sales, in Mexico to 48.1% in the second quarter of 2003, compared to 50.2% in the second quarter of 2002. The decrease in SG&A expenses as a percentage of net sales was primarily due to decreases in override expense, selling expenses, and variable freight expenses. Additionally, administrative expenses decreased as a percentage of net sales partially due to incrementally less expense needed for the reserve for uncollectible accounts recorded during the second quarter of 2003, compared to the second quarter of 2002. The decrease in override expense, selling expenses, variable freight expenses and administrative expenses, as a percentage of net sales, was partially offset by an increase in sales promotional expenses as a percentage of net sales.

     In the United States, SG&A expenses in the second quarter of 2003 increased by $1.7 million, or 12.0% to $15.9 million from $14.2 million in the second quarter of 2002. SG&A expenses, as a percentage of net sales, in the United States were 62.8% in the second quarter of 2003 compared to 59.4% in the second quarter of 2002. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased sales promotional expenses, override expenses and administrative expenses. Sales promotional expenses increased primarily as a result of nature and timing of promotions during the second quarter of 2003 compared to the second quarter of 2002. Administrative expense increased primarily due to additional recruiting costs during the second quarter of 2003. The increased expenses were partially offset by a decrease in selling expense during the second quarter of 2003 compared to the second quarter of 2002.

     In Europe, SG&A expenses in the second quarter of 2003 increased by $0.9 million, or 17.0% to $6.2 million from $5.3 million in the second quarter of 2002. SG&A expenses, as a percentage of net sales, in Europe were 72.1% in the second quarter of 2003 compared to 73.6% in the second quarter of 2002. The decrease in SG&A expenses as a percentage of net sales was due to a decrease in administrative expenses as there were incrementally less expenses related to the reserve for uncollectible accounts in Italy and information technology expenses during the second quarter of 2003 compared to the second quarter of 2002. The decrease in administrative expenses was partially offset by increased sales promotional expense due to more promotional activity in 2003 to increase sponsoring and the consultant base and incrementally higher override expenses during the second quarter of 2003 compared to 2002.

     SG&A expenses in the other markets in the second quarter of 2003 decreased by $2.2 million, or 37.3% compared to the second quarter of 2002. As a percentage of net sales, SG&A expenses were 94.9% during the second quarter of 2003 compared to 105.4% during the second quarter of 2002. (See “Business Trends and Initiatives”).

     SG&A expenses in “Corporate, Unallocated and Other” increased $15.4 million primarily as the result of costs related to the recapitalization of the Company. During the second quarter of 2003, the Company completed a recapitalization of its operations by the issuance of new debt (see “Liquidity and Capital Resources”). In connection with the recapitalization, the Company paid and expensed $13.3 million in bonus payments to the holders that held options to purchase the CDRJ’s common stock, certain members of management and non-employee board of director members. Additionally, the Company expensed $1.1 million in transaction related fees during the second quarter of 2003.

     Exchange gain (loss). The Company’s foreign exchange gain was $0.5 million in the second quarter of 2003 compared to a $5.9 million exchange loss in the second quarter of 2002, a favorable difference of $6.4 million. Foreign exchange losses and gains result from three primary sources: gains and losses on forward contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt, and gains and losses arising from other foreign currency-denominated transactions. During the second quarter of 2003, the Company did not recognize any gains or losses on option contracts and recognized $1.1 million of exchange gains on other foreign currency transactions. These gains were partially offset by $0.6 million of exchange losses on the remeasurement of U.S. dollar denominated debt. During the second quarter of 2002, the Company recognized $4.0 million of exchange losses on the remeasurement of U.S. dollar-denominated debt, $1.9 million of exchange losses on other foreign currency transactions, $0.9 million of exchange losses (including amortization of other comprehensive income (loss)) on forward contracts and $0.9 million of exchange gains (including amortization of other comprehensive income (loss)) on option contracts. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including amortization of deferred financing fees) in the second quarter of 2003 increased to $4.6 million from $2.9 million in the second quarter of 2002, an increase of $1.7 million, or

58.6%. The increase was primarily due to greater amount of debt outstanding during the second quarter of 2003 compared to the second quarter of 2002. As of June 30, 2003, the Company had $250.0 million of debt outstanding, comprised of $200.0 million of 10 3/4% notes and $50.0 million of term loan. As of June 30, 2002, the Company had $90.7 million of debt outstanding, comprised of $75.2 million of 11 3/4% notes, $9.8 million of term loan, $4.5 million under a revolving credit facility and, $1.2 million of other debt.

     Loss on extinguishment of debt. On May 23, 2003, the Company repurchased its outstanding 11 3/4% Subordinated Notes due April 30, 2008 (the “Old Notes”) in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, the Company repaid $7.4 million under its existing credit agreement (“Old Credit Agreement”). In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. The total expense related to the extinguishment of the previous debt was $6.6 million and was recorded in the second quarter of 2003.

     Income tax expense. Income tax benefit was $2.1 million in the second quarter of 2003, compared to income tax expense of $1.6 million in the second quarter of 2002, a favorable variance of $3.7 million. The Company’s effective income tax rate was 21.4% in the second quarter of 2003, compared to 28.6% in the second quarter of 2002. The Company had pretax losses in the United States and Mexico, which resulted in a tax benefit in these markets in the second quarter of 2003. Additionally, the Company recorded a valuation allowance against the pretax losses in Europe and other markets in the second quarter of 2003. In the second quarter of 2002, the Company released valuation allowances against certain deferred tax assets in the United States, which resulted in an effective tax rate less than the U.S. corporate statutory rate of 35%.

     Net (loss) income. Net loss was $7.7 million in the second quarter of 2003, compared to net income of $4.0 million in the second quarter of 2002, a decrease in income of $11.7 million. The decrease in net income was primarily due to a $15.5 million increase in selling, general and administrative expenses, $1.7 million increase in interest expense, a $6.6 million loss on extinguishment of debt, and a $0.5 million unfavorable change in other, net, partially offset by a $2.5 million increase in gross profit, a $6.4 million favorable change in exchange gain (loss), and a $3.7 million favorable change in income tax benefit.

Six months ended June 30, 2003 compared to the Six months ended June 30, 2002

						Corporate,
		United			Total	Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All others	Segments	and Other	Total

Six Months Ended June 30, 2003
Net sales	$120.2	$49.2	$16.1	$7.1	$192.6	$—	$192.6
Cost of sales	29.2	11.0	3.3	2.9	46.4	(1.0)	45.4

Gross profit	91.0	38.2	12.8	4.2	146.2	1.0	147.2
Selling, general and administrative expenses	58.4	31.1	12.3	7.4	109.2	26.3	135.5
Restructuring and impairment charges	—	—	—	—	—	0.6	0.6

Income (loss) from operations	$32.6	$7.1	$0.5	$(3.2)	$37.0	$(25.9)	$11.1

Six Months Ended June 30, 2002
Net sales	$127.9	$44.8	$13.0	$11.5	$197.2	$—	$197.2
Cost of sales	30.8	9.8	2.8	3.4	46.8	(0.9)	45.9

Gross profit	97.1	35.0	10.2	8.1	150.4	0.9	151.3
Selling, general and administrative expenses	62.8	27.9	9.9	10.9	111.5	9.9	121.4

Income (loss) from operations	$34.3	$7.1	$0.3	$(2.8)	$38.9	$(9.0)	$29.9

     Net sales. Net sales for the six months ended June 30, 2003 decreased to $192.6 million from $197.2 million for the six months ended June 30, 2002, a decrease of $4.6 million or 2.3%. Net sales measured in local currencies for the six months ended June 30, 2003 increased 6.3% compared to net sales measured in local currencies for the six months ended June 30, 2002. The net sales decrease measured in U.S. dollars was primarily due to weaker average exchange rates of the Mexican Peso to the U.S. dollar during 2003 compared to 2002. The net sales increase measured in local currencies was primarily due to an increase in net sales in Mexico measured in local currency and an increase in net sales in United States. The Company’s average number of consultants worldwide for the six months ended June 30, 2003 increased to approximately 416,000, or 9.6% over the average number of consultants for the six months ended June 30, 2002. Annualized consultant productivity measured in U.S. dollars for the six months ended June 30, 2003 decreased 10.9% compared to annualized consultant productivity for the six months ended June 30, 2002. Measured in local currencies, annualized productivity decreased 3.0% for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Consultant productivity for the period is generally defined as annualized net sales divided by the average number of consultants.

     In Mexico, net sales for the six months ended June 30, 2003 decreased to $120.2 million from $127.9 million for the six months ended June 30, 2002, a decrease of $7.7 million, or 6.0% over the comparable prior year period. Net sales measured in local currency increased 7.4% for the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The increase measured in local currency was primarily due to an increase in the average number of consultants, partially offset by a decrease in consultant productivity measured in local currency. During the six months ended June 30, 2003, the average number of consultants in Mexico was approximately 260,000, an increase of 8.3% over the comparable prior year period. Annualized consultant productivity measured in local currency during the six months ended June 30, 2003 decreased 0.8% compared to consultant productivity during the six months ended June 30, 2002.

     In the United States, net sales for the six months ended June 30, 2003 increased to $49.2 million from $44.8 million for the six months ended June 30, 2002, an increase of $4.4 million, or 9.8%. Net sales for the six months ended June 30, 2003 increased in the Hispanic Division and the General Division compared to the six months ended June 30, 2002. Net sales in the Hispanic Division increased 13.3% for the six months ended June 30, 2003, primarily due to an increase in the average number of consultants, partially offset by reduced consultant productivity. The Hispanic Division had an average of approximately 48,000 consultants during the six months ended June 30, 2003, an increase of 31.2% over the comparable prior year period. Hispanic Division consultant productivity decreased 13.7% during the six months ended June 30, 2003, compared to the six months ended June 30, 2002. Net sales in the General Division for the six months ended June 30, 2003 increased 3.3% compared to the six months ended June 30, 2002 primarily due to increased consultant productivity, partially offset by a decrease in the average number of consultants during the period. Annualized consultant productivity in the General Division increased 4.4% during the first six months of 2003 compared to the first six months of 2002. The average number of consultants in the General Division decreased 1.2% to 31,000 consultants compared to the same period of the prior year.

     In Europe, net sales increased to $16.1 million for the six months ended June 30, 2003, from $13.0 million for the six months ended June 30, 2003, an increase of $3.1 million, or 23.8%. In local currencies, net sales remained relatively constant during the six months ended June 30, 2003, compared to the six months ended June 30, 2002. The average number of consultants increased 10.2% to approximately 18,000 during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Measured in local currencies, consultant productivity decreased 9.2% during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Net sales in the other markets decreased to $7.1 million for the six months ended June 30, 2003, compared to $11.5 million for the six months ended June 30, 2002, a decrease of $4.4 million or 38.3%. The decrease in net sales was primarily due to weaker average exchange rates of South American currencies during 2003 compared to 2002 and decreased net sales measured in local currency in Dominican Republic, partially offset by increased net sales measured in local currency in Brazil. Measured in local currencies, net sales decreased 13.8% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The average number of consultants in the other markets increased 7.0% and consultant productivity measured in local currency decreased 19.4% for the six months ended June 30, 2003, compared to the comparable period of the prior year. (See “Business Trends and Initiatives”).

     Gross profit. Consolidated gross profit for the six months ended June 30, 2003, decreased to $147.2 million, from $151.3 million for the six months ended June 30, 2002, a decrease of $4.1 million, or 2.7%. Gross profit as a percentage of net sales (gross margin) decreased to 76.4% for the six months ended June 30, 2003 from 76.7% in comparable prior year period. The decrease in gross margin for the six months ended June 30, 2003 compared to June 30, 2002 was primarily due to decreased gross margin in Mexico, the United States and less favorability in the Corporate, Unallocated segment, partially offset by increased gross margin in Europe.

     In Mexico, gross margin for the six months ended June 30, 2003 decreased to 75.7% from 75.9% for the six months ended June 30, 2002. The decrease in gross margin was primarily due to unfavorable direct cost variances during the six months ended June 30, 2003, compared to favorable direct cost variance during the six months ended June 30, 2002. The unfavorable change in direct cost variances was partially offset by incrementally less exchange losses included in cost of sales pursuant to SFAS No. 133 during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     In the United States, gross margin for the six months ended June 30, 2003 decreased to 77.6% from 78.1% for the six months ended June 30, 2002. The decrease in gross margin was primarily the result of unfavorable direct cost variances during the six months ended June 30, 2003, compared to favorable direct cost variances during the six months ended June 30, 2002. Excluding the impact of the direct cost variances, gross margin would have been relatively constant.

     In Europe, gross margin for the six months ended June 30, 2003 increased to 79.5% from 78.5% in the comparable prior year period due to the mix of product offerings.

     Selling, general and administrative expenses. SG&A expenses for the six months ended June 30, 2003 increased to $135.5 million, compared to $121.4 million for the six months ended June 30, 2002, an increase of $14.1 million, or 11.6%. SG&A expenses, as a percentage of net sales, increased to 70.4% for the six months ended June 30, 2003 from 61.6% for the six months ended June 30, 2002 due primarily to increased selling, general and administrative expense in the “Corporate, Unallocated and Other” segment.

     In Mexico, SG&A expenses for the six months ended June 30, 2003 decreased by $4.4 million, or 7.0% to $58.4 million, compared to $62.8 million for the six months ended June 30, 2002. SG&A expenses decreased, as a percentage of net sales, in Mexico to 48.6% for the six months ended June 30, 2003, compared to 49.1% for the six months ended June 30, 2002. The decrease in SG&A expenses as a percentage of net sales was primarily due to decreases in sales promotional expenses, distribution expenses and variable freight expenses, partially offset by increased override expenses. Override expenses increased as a percentage of net sales due to better collection of receivables.

     In the United States, SG&A expenses for the six months ended June 30, 2003 increased by $3.2 million, or 11.5% to $31.1 million from $27.9 million for the six months ended June 30, 2002. SG&A expenses, as a percentage of net sales, in the United States were 63.2% for the six months ended June 30, 2003 compared to 62.3% for the six months ended June 30, 2002. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased sales promotional and override expenses during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Sales promotional expenses increased due to more planned promotional spending in 2003 and the absence of expenses related to a General Division summer trip in 2002. Override expense increased because due to increased resale sales which qualify for commissions in 2003 compared to 2002.

     In Europe, SG&A expenses for the six months ended June 30, 2003 increased by $2.4 million, or 24.2% to $12.3 million from $9.9 million for the six months ended June 30, 2002. SG&A expenses, as a percentage of net sales, in Europe were 76.4% for the six months ended June 30, 2003, compared to 76.2% for the six months ended June 30, 2002. The increase in SG&A expenses as a percentage of net sales was due to increased sales promotional expenses in an effort to increase sponsoring and the consultant base, partially offset by decreased administrative expenses due to incrementally less expenses related to the reserve for uncollectible accounts in Italy and information technology expenses during the six months ended June 30, 2003 compared to the same period of the prior year.

     SG&A expenses in the other markets for the six months ended June 30, 2003 decreased by $3.5 million, or 32.1% compared to the six months ended June 30, 2002. As a percentage of net sales, SG&A expenses were 104.2% for the six months ended June 30, 2003, compared to 94.8% for the six months ended June 30, 2002. (See “Business Trends and Initiatives”).

     SG&A expenses in “Corporate, Unallocated and Other” increased $16.4 million primarily as the result of costs related to the recapitalization of the Company recorded during the second quarter of 2003 and certain nonrecurring severance charges recorded during the six months ended June 30, 2003. During the six months ended June 30, 2003, the Company completed a recapitalization of its operations by issuing new debt (see “Liquidity and Capital Resources”).

     Restructuring and impairment charges. During the six months ended June 30, 2003, the Company recorded restructuring and impairment charges of $0.6 million related to its restructuring activities in Thailand and South America. Of the total restructuring and impairment charges, $0.3 million related to the impairment of certain fixed assets and $0.3 million related to severance charges.

     Exchange gain (loss). The Company’s foreign exchange loss was $0.5 million for the six months ended June 30, 2003, compared to $5.4 million for the six months ended June 30, 2002, a decrease of $4.9 million or 90.7%. During the six months ended June 30, 2003, the Company recognized $1.8 million of exchange losses on the remeasurement of U.S. dollar-denominated debt. This loss was partially offset by $0.6 million of exchange gains related to option contracts and $0.7 million of exchange gains on other foreign currency transactions. During six months ended June 30, 2002, the Company recognized $1.4 million of exchange losses related to forward contracts, $0.9 million of exchange gains related to option contracts, $3.4 million of exchange losses on the remeasurement of U.S. dollar-denominated debt and $1.5 million of exchange losses on other foreign currency transactions.

     Interest expense. Net interest expense (including amortization of deferred financing fees) for the six months ended June 30, 2003 increased to $7.2 million from $5.9 million for the six months ended June 30, 2002, an increase of $1.3 million, or 22.0%. The increase was primarily due to a greater average amount of debt outstanding during the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

     Loss on extinguishment of debt. During the six months ended June 30, 2003, the Company repurchased its outstanding Old Notes in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, the Company repaid $7.4 million under the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. The total expense related to the extinguishment of the debt was $6.6 million and was recorded during the six months ended June 30, 2003.

     Income tax expense. Income tax expense decreased to $1.6 million for the six months ended June 30, 2003 compared to $4.8 million, for the six months ended June 30, 2002, a decrease of $3.2 million, or 66.7%. During the six months ended June 30, 2003, the Company reported a pretax loss of $3.5 million and income tax expense of $1.6 million. The Company’s Mexican subsidiaries reported pretax net income and income tax expense for the six months ended June 30, 2003. The income tax expense was partially offset by an income tax benefit in the United States subsidiary based on pretax net loss. Additionally, the European and other subsidiaries recorded valuation allowances against pretax net losses for the six months ended June 30, 2003. For the six months ended June 30, 2002, the effective tax rate was 25.1%. The effective rate was less than the U.S. federal statutory rate primarily due to the release of $2.3 million of valuation allowances against certain deferred tax assets in the United States and the impact of the enactment of changes in Mexico’s future corporate statutory rates on net deferred tax liabilities of $1.2 million during the first quarter of 2002.

     Net (loss) income. Net loss was $5.1 million for the six months ended June 30, 2003, compared to net income of $13.9 million for the six months ended June 30, 2002, a $19.0 million unfavorable difference. The decrease in income was due to a $4.1 million decrease in gross profit, a $14.1 million increase in selling, general and administrative expenses, a $0.6 million restructuring and impairment charge, a $1.3 million increase in interest expense, a $6.6 million loss on extinguishment of debt, a $0.6 million unfavorable change in other, partially offset by a $4.9 million decrease in exchange loss, a $3.2 million decrease in income tax expense and the absence of $0.2 million in cumulative effect of accounting change in 2003.

Liquidity and Capital Resources

     On May 20, 2003, JCI and Jafra Distribution (collectively “the Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes due 2011 (the “New Notes”) pursuant to an Indenture dated

May 20, 2003 (the “Indenture”) and entered into a $90 million Senior Credit Agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI will be required to fully and unconditionally guarantee the U.S. portion of New Notes jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution will also be required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. Jafra Distribution currently has no Mexican subsidiaries. Jafra S.A. has also fully and unconditionally guaranteed the obligation of Jafra Distribution under the New Notes. Each existing and subsequently acquired or organized subsidiary of Jafra S.A. will also be required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

     The New Notes are unsecured and are generally not redeemable for four years. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. No amounts were outstanding under the revolving credit facility at June 30, 2003. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the senior credit agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. The interest rate in effect at June 30, 2003 was 5.3% for LIBOR borrowings and 7.3% for Prime based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These covenants also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of June 30, 2003, the Company was in compliance with all debt covenants.

     On May 23, 2003, with the proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, the Company redeemed its outstanding Old Notes in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, JCI and Jafra S.A. repaid $7.4 million under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI and Jafra S.A. wrote off approximately $2.2 million of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $6.6 million and was recorded as a component of net (loss) income on the accompanying consolidated statements of income.

     After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, the shareholders of CDRJ resolved to liquidate CDRJ. As a result, CDRJ made an initial liquidating distribution of $157,609,000 to its shareholders of record at May 20, 2003. Additionally, CDRJ reserved $1,405,000 to also pay expenses associated with its liquidation. JCI also made a special payment to the holders of Company options and certain members of management and non-employee directors. (See footnote 9).

     The Company capitalized $13.9 million of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These capitalized expenses are being amortized equitably over the term of the New Notes and the Senior Credit Agreement. As of June 30, 2003, approximately $0.2 million of the deferred financing fees were amortized.

     The Company’s Mexican subsidiary, Jafra S.A., was party to an unsecured bank loan agreement. As of June 30, 2003, Jafra S.A. repaid all amounts outstanding under the bank loan agreement and subsequently terminated the agreement.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months.

Cash Flows

     Net cash used in operating activities was $3.3 million for the six months ended June 30, 2003 compared to net cash provided by operating activities of $12.0 million for the six months ended June 30, 2002, a $15.3 million change. Net cash used in operating activities for six months ended June 30, 2003 consisting of $6.2 million provided by net income plus depreciation, amortization, and other non-cash items included in net income, offset by $9.5 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the six months ended June 30, 2003 were an increase in prepaid and other asset of $4.1 million, an increase in inventories of $3.3 million, and increase in receivables of $1.4 million.

     Net cash used in investing activities was $3.1 million for the six months ended June 30, 2003, of which $2.7 million was used for capital expenditures. Capital expenditures in 2003 are expected to be approximately $13.0 million.

     Net cash used in financing activities was $7.3 million for the six months ended June 30, 2003, and consisted of $200.0 million of issuance of new subordinated notes, $50.0 million of new term loan, offset by $75.2 million repurchase of subordinated debt due 2008, $8.4 million repayment under term loan facilities, $159.0 million distribution to shareholders and $13.9 million of capitalized deferred financing fees.

     The effect of exchange rate changes on cash was $0.9 million for the six months ended June 30, 2003 and related primarily to the weakening of the Mexican peso and South American currencies, partially offset by the strengthening of the Euro compared to the U.S. dollar.

Recent Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Corrections” on January 1, 2003. This statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt are classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 distinguishes transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. Based on the adoption of this principle, the Company has reclassified any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods and has classified its current loss on extinguishment of debt within other income (expense).

     The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to the Company’s consolidated statements of income. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

Foreign Operations

     Net sales outside of the United States aggregated approximately 74% and 77% of the Company’s total net sales for the six months ended June 30, 2003 and 2002, respectively. In addition, as of June 30, 2003, non-U.S. subsidiaries comprised approximately 71% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2002, the Company entered into foreign currency forward contracts in Mexican pesos and in 2002 and 2003, the Company entered into foreign currency option contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

     The Company’s subsidiaries in Mexico generated approximately 62% and 65% of the Company’s net sales for the six months ended June 30, 2003 and 2002, respectively, substantially all of which were denominated in Mexican pesos. At June 30, 2003, the subsidiaries in Mexico had $150.0 million of U.S. dollar-denominated third party debt. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net income. The Mexico subsidiaries recognized losses of $1.8 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively, on the remeasurement of this U.S. dollar-denominated debt and a net gain of $0.6 million of exchange gains and $0.5 million of exchange losses on foreign currency forward and option contracts for the six months ended June 30, 2003 and 2002, respectively.

Business Trends and Initiatives

     The Company has experienced sales growth in Mexico over the last three years, due primarily to increases in the number of consultants. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 62% and 65% of the Company’s consolidated net sales for the six months ended June 30, 2003 and 2002, respectively, compared to 64% for the full year in 2002. Due to the weakening of the Mexican peso compared to the U.S. dollar, Mexico experienced a year-to-year sales decline of 6% measured in U.S. dollars, but sales growth of 7% measured in local currency for the six months ended June 30, 2003.

     In the United States, the Company has continued its strategy of focusing on the distinct elements of its General and Hispanic customer groups. Net sales in the U.S. have shown significant growth. Sales in the first six months of 2003 increased 10% compared to the first six months of 2002, with increases of 13% in the Hispanic Division and 3% in the General Division. The U.S. contributed 26% and 23% of net sales for the six months ended June 30, 2003 and 2002, respectively, compared to 24% for the complete year of 2002. The U.S. also continues to focus on doing business via e-commerce.

     Net sales in Europe have increased primarily due to strengthening of the Euro compared to the U.S. dollar and an increase in the consultant base. In the first six months of 2003, European sales contributed 8% to consolidated sales. European sales contributed 7% to consolidated 2002 net sales. The average number of consultants increased during the first six months of 2003 compared to the first six months of 2002. Due to the positive indications in the increase in net sales and the consultant base, the Company is no longer considering plans to exit the European markets through sale or discontinuation of operations.

     In the past few years, the Company has made significant investments in new markets in South America and Thailand. During 2002, South American countries in which the Company operates faced challenging macroeconomic environments. As of June 30, 2003, the Company began winding down its operations in Venezuela, Colombia, Chile and Peru. The Company intends to liquidate the assets in these markets and expects to complete the liquidation process and abandon the operations during the third quarter of 2003. Additionally, the Company is formulating plans the restructure its operations in Brazil, Argentina and Thailand, either by sale of the operations or abandonment.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Liquidity and Capital Resources” concerning the Company’s belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months, (ii) the statement in

“—Cash Flows” that total capital expenditures in 2003 are expected to be approximately $13.0 million; and (iii) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in CDRJ’s Annual Report on Form 10-K for the year ended December 31, 2002 (including, without limitation, those discussed in “Business—Strategy,” “—International Operations,” “—Distribution,” “—Manufacturing,” “—Management Information Systems,” “—Environmental Matters,” “Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations,” “—Liquidity and Capital Resources,” and “—Foreign Operations,” or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

     While the Company periodically reassesses material trends and uncertainties affecting the Company’s results of operations and financial condition in connection with its preparation of management’s discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, the Company does not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in connection with the Acquisition. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in CDRJ’s annual report on Form 10-K for the year ended December 31, 2002. Except for the Recapitalization discussed in “Liquidity and Capital Resources,” no significant changes have occurred during the first six months of 2003 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 74% of the Company’s revenue for first six months of 2003 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the three and six months ended June 30, 2003 were exposed to fluctuations in foreign currency exchange rates.

     The Company may reduce its primary market exposures to fluctuations in foreign exchange rates and hedge contractual foreign currency cash flows or obligations (including third party and intercompany foreign currency transactions) by creating offsetting positions through the use of forward exchange contracts or option contracts. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

     The outstanding foreign currency option contracts has a notional value denominated in Mexican pesos of 609,000,000 and 523,000,000 in put and call positions at June 30, 2003 and December 31, 2002, respectively. The outstanding foreign currency option contracts at June 30, 2003 mature at various dates through June 30, 2004. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of June 30, 2003 (in thousands except for average strike price):

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos(1)	Average Strike Price	U.S.Dollars(1)	Maturity Date

At June 30, 2003:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	150,000	11.76-12.79	$195	July-Sept. 2003
Mexican Peso	229,000	11.07-12.91	119	Oct.-Dec. 2003
Mexican Peso	110,000	11.54-12.75	(29)	Jan.-Mar. 2004
Mexican Peso	120,000	12.03-12.30	29	Apr.-Jun. 2004

	609,000		$314

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	150,000	9.69-10.19	$(217)	July-Sept. 2003
Mexican Peso	229,000	10.15-10.75	(26)	Oct.-Dec. 2003
Mexican Peso	110,000	10.26-10.62	(30)	Jan.-Mar. 2004
Mexican Peso	120,000	10.19-10.47	(38)	Apr.-Jun. 2004

	609,000		$(311)

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 523,000,000 in put and call positions at December 31, 2002 and matured at various dates through December 31, 2003. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following table provides information about the details of the Company’s option contracts as of December 31, 2002 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2002:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	149,000	10.31-10.48	$(113)	Jan.-Mar. 2003
Mexican peso	100,000	11.05-12.19	77	Apr.-June 2003
Mexican peso	150,000	11.76-12.79	131	July-Aug 2003
Mexican peso	124,000	12.51-12.91	21	Oct.-Dec. 2003

	523,000		$116

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	149,000	9.01-9.02	$(207)	Jan.-Mar. 2003
Mexican peso	100,000	9.50-9.84	(144)	Apr.-June 2003
Mexican peso	150,000	9.69-10.19	(112)	July-Aug 2003
Mexican peso	124,000	10.15-10.19	(55)	Oct.-Dec. 2003

	523,000		$(518)

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $402,000 at December 31, 2002, represents the carrying value and was recorded in other receivables in the consolidated balance sheets.

ITEM 4.    CONTROLS AND PROCEDURES

     The Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended. Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There has been no significant change in the Company’s internal controls or procedures during the fiscal quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See discussion under “Legal Proceedings” in CDRJ’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On May 20, 2003, at a special meeting convened for such purpose, the shareholders of CDRJ unanimously voted to initiate the liquidation of CDRJ and appointed the Parent to act as liquidator. There were 831,888 votes cast for such matter and no votes cast against such matter. There were no abstentions or broker nonvotes.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are exhibits to this quarterly report on Form 10-Q.

Exhibit Number

2.1	Notarial Deed, dated May 21, 2003, of CDRJ Investments (Lux) S.A. providing for the liquidation of CDRJ Investments (Lux) S.A., together with an unofficial summary in English; previously filed as Exhibit 2.1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
3.1	Amendment, dated May 20, 2003 of Jafra Cosmetics International, S.A. de C.V.’s by-laws providing for preferred shares; previously filed as Exhibit 3.16 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed August 14, 2003 and incorporated herein by reference.
3.2	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of JafraFin, S.A. de C.V., together with an unofficial summary thereof in English; previously filed as Exhibit 3.17 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed August 14, 2003 and incorporated herein by reference.
4.1	Credit Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and Jafra Worldwide Holdings (Lux) S.àr.l., the lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent; previously filed as Exhibit 4.1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003, and incorporated herein by reference.
4.2	Indemnity, Subrogation and Contribution Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A. de C.V., each Subsidiary of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.2 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003, and incorporated herein by reference.
4.3	JCI Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, Inc. and Credit Suisse First Boston; previously filed as Exhibit 4.3 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003, and incorporated herein by reference.
4.4	DCJ Guarantee Agreement, dated May 20, 2003, between Distribuidora Comercial Jafra, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.4 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003, and incorporated herein by reference.
4.5	Mexican Subsidiary Guarantee Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., and each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. or Distribuidora Comercial Jafra, S.A. de C.V. listed on Schedule I thereto, and Credit Suisse First Boston; previously filed as Exhibit 4.5 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.6	Parent Guarantee Agreement, dated May 20, 2003, between Jafra Worldwide Holdings (Lux) S.àr.l. and Credit Suisse First Boston previously filed as Exhibit 4.6 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.7	Mexican Pledge Agreement, dated May 20, 2003, among CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings B.V., CDRJ Mexico Holding Company B.V. and Credit Suisse First Boston previously filed as Exhibit 4.7 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.8	Pledge Agreement, dated May 20, 2003 among Jafra Cosmetics International, Inc. and each of the subsidiaries of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.8 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.9	Security Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., each subsidiary of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.9 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.10	Mexican Security Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A. de C.V., Dirsamex, S.A. de C.V., Serviday, S.A. de C.V., JafraFin, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., and Cosmeticos y Fragancias, S.A. de C.V.; previously filed as Exhibit 4.10 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed August 14, 2003, and incorporated herein by reference.
4.11	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated May 19, 2003, from Jafra Cosmetics International, Inc. to TitleServ Agency, Inc., as trustee for the benefit of Credit Suisse First Boston; previously filed as Exhibit 4.11 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.12	Notarial Deed of Pledge, dated May 20, 2003, with respect to the pledge to Credit Suisse First Boston of 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafra Cosmetics International, Inc.; previously filed as Exhibit 4.12 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.13	Notarial Deed of Pledge, dated May 20, 2003, with respect to the third party pledge to Credit Suisse First Boston of 40 ordinary shares of the capital stock of CDRJ Latin America Holding Company B.V. by CDRJ North Atlantic (Lux) S.àr.l.; previously filed as Exhibit 4.13 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.14	Indenture, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l, CDRJ Investments (Lux) S.A. and U.S. Bank National Association; previously filed as Exhibit 4.14 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.15	First Supplemental Indenture, dated as of May 20, 2003, by and among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., Dirsamex, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Serviday, S.A. de C.V., Cosmeticos y Fragancias, S.A. de C.V., Jafra Cosmetics S.A. de C.V., JafraFin S.A. de C.V., Jafra Cosmetics International, Inc. and U.S. Bank National Association; previously filed as Exhibit 4.15 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.16	Registration Rights Agreement, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l, CDRJ Investments (Lux) S.A. and the Initial Purchasers previously filed as Exhibit 4.16 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
4.17	144A Global Note; dated May 20, 2003
4.18	Regulation S Global Note; dated May 20, 2003
10.1	Administrative Services Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.21 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.2	Assignment Assumption and Liquidator Agreement, dated May 20, 2003, between CDRJ North Atlantic (Lux) S.àr.l and Jafra Worldwide Holdings (Lux) S.àr.l; previously filed as Exhibit 10.22 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.3	Amended and Restated Indemnification Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l, Jafra Worldwide Holdings (Lux) S.àr.l, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V, Distribuidora Comercial Jafra, S.A. de C.V., CD&R Fund V and Clayton, Dubilier & Rice, Inc. (“CD&R”); previously filed as Exhibit 10.23 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.4	Second Amended and Restated Consulting Services Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l, Jafra Worldwide Holdings (Lux) S.àr.l, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V. and CD&R; previously filed as Exhibit 10.24 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.5	Stock Purchase Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CDRJ Latin American Holding Company B.V, Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings, B.V. and CDRJ Mexico Holdings Company, B.V.; previously filed as Exhibit 10.25 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.6	Stock Subscription and Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.26 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.7	Purchase and Sale Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.27 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.8	Registration and Participation Agreement, dated May 20, 2003, among CDRJ North Atlantic (Lux) S.àr.l. and Clayton, Dubilier & Rice Fund V Limited Partnership and other parties thereto; previously filed as Exhibit 10.28 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.9	Form of Contribution Agreement and Power of Attorney, among CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) S.àr.l., and the stockholders of CDRJ Investments (Lux) S.A. previously filed as Exhibit 10.29 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.10	Form of Consent to Assignment of Stock Subscription Agreement, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l. and the stockholders of CDRJ Investments (Lux) S.A. previously filed as Exhibit 10.30 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.11	Form of Consent to Assignment, Assumption and Novation of Employment Agreement, between CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) S.àr.l., Jafra Cosmetics International, Inc. and certain executives party to employment agreements pursuant to which such executives are employed by Jafra Cosmetics International, Inc. previously filed as Exhibit 10.31 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.12	Form of Management Stock Option Agreement; previously filed as Exhibit 10.35 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed August 14, 2003, and incorporated herein by reference.
10.13	Purchase Agreement, dated as of May 2, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l, CDRJ Investments (Lux) S.A.; previously filed as Exhibit 10.36 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed June 30, 2003 and incorporated herein by reference.
10.14	Exchange Agreement, dated August 14, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and U.S. Bank National Association; previously filed as Exhibit 10.37 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, filed August 14, 2003 and incorporated herein by reference.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     On April 23, 2003, CDRJ Investments (Lux) S.A. filed a Current Report on form 8-K, dated April 23, 2003, with the Securities and Exchange Commission regarding fair disclosure, which information was reported under Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure”.

     On April 24, 2003, CDRJ Investments (Lux) S.A. filed a Current Report on form 8-K, dated April 23, 2003, with the Securities and Exchange Commission regarding fair disclosure, which information was reported under Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure”.

     On May 8, 2003, CDRJ Investments (Lux) S.A. filed a Current Report on form 8-K, dated May 8, 2003, with the Securities and Exchange Commission regarding fair disclosure, which information was reported under Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure”.

     On May 20, 2003, CDRJ Investments (Lux) S.A. filed a Current Report on form 8-K, dated May 20, 2003, with the Securities and Exchange Commission regarding fair disclosure, which information was reported under Item 7, “Financial Statements and Exhibits” and Item 9, “Regulation FD Disclosure”.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CDRJ Investments (Lux) S.A.

/s/ RONALD B. CLARK
Ronald B. Clark
Chief Executive Officer of the Advisory Committee and
Director

/s/ MICHAEL A. DIGREGORIO
Michael A. DiGregorio
Senior Vice President and Chief Financial Officer of the
Advisory Committee (Principal Financial Officer)

Date    August 14, 2003