Form 10-Q/A
period 2003-06-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2003-08-14
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

THIS AMENDMENT ON FORM 10-Q/A IS BEING FILED SOLELY TO CORRECT A TYPOGRAPHICAL ERROR IN SIGNATURE PAGE HEREOF. ALL OTHER INFORMATION CONTAINED IN OUR ORIGINAL FORM 10-Q REMAINS UNCHANGED. FOR THE CONVENIENCE OF THE READER, WE HAVE INCLUDED OUR ENTIRE QUARTERLY REPORT ON FORM 10-Q.

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

Jafra Worldwide Holdings (Lux) S.àr.l

/s/ RONALD B. CLARK
Ronald B. Clark
Chief Executive Officer of the Advisory Committee and
Director

/s/ MICHAEL A. DIGREGORIO
Michael A. DiGregorio
Senior Vice President and Chief Financial Officer of the
Advisory Committee (Principal Financial Officer)

Date    August 14, 2003