Form 10-Q
period 2003-09-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2003-11-13
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______
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

     Common stock, par value $100 per share, outstanding at November 12, 2003 151 shares.

JAFRA WORLDWIDE HOLDING (Lux), S.àR.L. AND SUBSIDIARIES

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Nine Months Ended September 30, 2003

*	Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”) have fully and unconditionally guaranteed the obligations of the other under the $200 million aggregate principal amount of 10 ¾% Subordinated Notes due 2011 (the “Notes”) on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra S.A.”) have fully and unconditionally guaranteed the obligations of Jafra Distribution under the Notes. As such, Jafra Worldwide Holdings (Lux) S.àR.L., the parent company of each of JCI, Jafra Distribution and Jafra S.A., is filing separate financial statements of JCI, Jafra Distribution and Jafra S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,925	$26,821
Receivables, net	31,753	40,205
Inventories	43,567	33,573
Prepaid income taxes	4,044	258
Prepaid expenses and other current assets	8,783	4,846
Current assets from discontinued operations	366	3,150

Total current assets	97,438	108,853
Property and equipment, net	58,916	60,395
Other assets:
Goodwill	63,967	66,173
Trademarks	42,015	44,570
Deferred financing fees and other, net	18,695	7,796
Noncurrent assets from discontinued operations	—	503

Total	$281,031	$288,290

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$6,875	$6,489
Accounts payable	17,513	18,215
Accrued liabilities	45,679	44,415
Income taxes payable	—	4,911
Deferred income taxes	2,071	2,073
Current liabilities from discontinued operations	157	858

Total current liabilities	72,295	76,961
Long-term debt	241,875	77,894
Deferred income taxes	20,254	21,186
Other long-term liabilities	4,407	3,787

Total liabilities	338,831	179,828

Commitments and contingencies	—	—
Stockholders’ equity (deficit):
Common stock, par value $100: 151 shares authorized, issued and outstanding in 2003; par value $2.00: 1,020,000 shares authorized and 831,888 shares issued and outstanding in 2002	15	1,664
Additional paid-in capital	—	81,921
Retained earnings (deficit)	(46,433)	37,145
Accumulated other comprehensive loss	(11,382)	(12,268)

Total stockholders’ equity (deficit)	(57,800)	108,462

Total	$281,031	$288,290

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$86,594	$93,083	$276,742	$285,340
Cost of sales	19,550	21,474	63,794	66,122

Gross profit	67,044	71,609	212,948	219,218
Selling, general and administrative expenses	55,520	57,555	188,508	174,980

Income from operations	11,524	14,054	24,440	44,238
Other income (expense):
Exchange loss, net	(7,462)	(4,904)	(7,764)	(9,814)
Interest expense, net	(6,886)	(2,879)	(14,097)	(8,745)
Loss on extinguishment of debt	—	—	(6,620)	—
Other, net	(70)	(24)	(367)	215

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(2,894)	6,247	(4,408)	25,894
Income tax expense (benefit)	(460)	4,956	1,159	9,713

Income (loss) from continuing operations before cumulative effect of accounting change	(2,434)	1,291	(5,567)	16,181
Loss on discontinued operations (net of 0 tax benefit)	(566)	(325)	(2,567)	(1,099)
Cumulative effect of accounting change	—	—	—	(244)

Net (loss) income	$(3,000)	$966	$(8,134)	$14,838

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss) from continuing operations	$(5,567)	$15,937
Cumulative effect of accounting change	—	244

Income (loss) from continuing operations before cumulative effect of accounting change	(5,567)	16,181
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash (used in) provided by operating activities:
Gain on sale of property and equipment	—	(88)
Depreciation and amortization	4,359	3,766
Amortization and write off of deferred financing fees	3,234	1,063
Provision for uncollectible accounts receivable	7,038	9,831
Asset impairment charge	388	—
Unrealized foreign exchange and derivative loss	8,498	8,483
Deferred realized foreign exchange loss	646	515
Deferred income taxes	—	(3,504)
Changes in operating assets and liabilities:
Receivables	(718)	(15,341)
Inventories	(11,414)	(1,725)
Prepaid expenses and other current assets	(3,434)	2,960
Other assets	149	1,334
Accounts payable and accrued liabilities	(1,052)	(566)
Income taxes payable/prepaid	(5,301)	(448)
Other long-term liabilities	620	408
Net operating activities of discontinued operations	19	357

Net cash (used in) provided by operating activities	(2,535)	23,226

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	231
Purchases of property and equipment	(4,963)	(7,588)
Other	(643)	(303)
Net investing activities of discontinued operations	—	(17)

Net cash used in investing activities	(5,606)	(7,677)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	200,000	—
Proceeds from issuance of term loan	50,000	—
Repurchase of subordinated debt due 2008	(75,180)	—
Repayments under term loan facility	(9,625)	(5,375)
Net borrowings under revolving credit facility	—	(1,800)
Distribution of additional paid-in capital to shareholders	(83,570)	—
Distribution payment to shareholders from retained earnings	(75,444)	—
Deferred financing costs	(14,449)	—
Net repayments under bank debt	(828)	(479)

Net cash used in financing activities	(9,096)	(7,654)

Effect of exchange rate changes on cash	(659)	(3,210)

Net (decrease) increase in cash and cash equivalents	(17,896)	4,685
Cash and cash equivalents at beginning of period	26,821	5,746

Cash and cash equivalents at end of period	$8,925	$10,431

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Worldwide Holdings (Lux) S.àr.l, a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àR.L. CDRJ North Atlantic (Lux) S.àR.L., a Luxembourg société à responsabilité limitée (“North Atlantic”), is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A. a Luxembourg société anonyme (“CDRJ”).

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 ¾% Senior Subordinated Notes due 2011 (collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 ¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra S.A. and to make certain payments to CDRJ and employees of JCI and Jafra S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

     The accompanying unaudited interim consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 reflect the operations of the Parent and its subsidiaries and include the operations of CDRJ and its subsidiaries through May 20, 2003. The accompanying unaudited interim consolidated financial statements for the three and nine months ended September 30, 2002 and the accompanying audited consolidated financial statements as of December 31, 2002 reflect the operations of CDRJ and its subsidiaries through May 20, 2003. The historical consolidated financial statements of CDRJ are equivalent to the operations of the Parent. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company.”

     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of September 30, 2003 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

     Management Incentive Arrangements. The Company applies Accounting principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Company’s Stock Incentive Plan. No options were granted during the nine months ended September 30, 2003. Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three and nine months ended September 30, 2003 and 2002 would be immaterial to the consolidated statements of operations.

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

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials and supplies	$5,293	$5,101
Finished goods	38,274	28,472

Total inventories	$43,567	$33,573

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Land	$15,869	$16,448
Buildings	16,849	17,452
Machinery, equipment and other	44,881	41,539

	77,599	75,439
Less accumulated depreciation	18,683	15,044

Property and equipment, net	$58,916	$60,395

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(4) Goodwill and Other Intangible Assets.

     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks to have an indefinite life. The carrying value of trademarks was $42,015,000 as of September 30, 2003. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2002	$32,188	$28,548	$5,300	$137	$66,173
Impairment losses	—	—	—	(137)	(137)
Translation effect	—	(1,610)	(459)	—	(2,069)

Balance as of September 30, 2003	$32,188	$26,938	$4,841	$—	$63,967

     In connection with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identified all reporting units and allocated all goodwill accordingly. During the nine months ended September 30, 2003, the Company identified impairment indicators regarding the Venezuelan operations given the Company’s decision to exit this market. The Company recorded an impairment loss of $137,000, for goodwill originally allocated to the Venezuelan reporting unit.

(5) Income Taxes

     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to income (loss) from continuing operations before income taxes and cumulative effect of accounting change for the three and nine months ended September 30, 2003. During the three months ended September 30, 2003 Jafra Mexico reported pretax loss and an income tax benefit. This was partially offset by pretax income and income tax expense in the United States. During the nine months ended September 30, 2003, Jafra Mexico reported pretax income and income tax expense. The income tax expense was partially offset by an income tax benefit in the United States based on pretax net loss. Additionally, during the three and nine months ended September, 30, 2003, the Company recorded valuation allowances against certain pretax losses in other subsidiaries. The actual income tax rate of the Company differed from the expected rate for the nine months ended September 30, 2002, principally as a result of (i) a lower effective tax rate at Jafra Mexico, as the result of the enactment of changes in Mexico’s future corporate statutory tax rates and the related impact on Jafra Mexico’s net deferred income tax liabilities of $1,167,000 and (ii) the release of valuation allowances of $2,337,000 against certain foreign tax credits in the United States. These were offset by state income taxes in the United States and valuation allowances provided against certain operating losses in South America and Europe. The new tax legislation in Mexico reduces Mexico’s corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005.

(6) Debt and Distribution to Shareholders

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 ¾% Subordinated Notes due 2011 (the “New Notes”) pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (“the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of New Notes jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. Jafra S.A. has also fully and unconditionally guaranteed the obligations of Jafra Distribution under the New Notes. Each existing and subsequently acquired or organized subsidiary of Jafra S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

     The New Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the New Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. On September 15, 2003, the Issuers consummated a registered exchange of the New Notes under the Securities Act of 1933.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. At September 30, 2003, $48,750,000 was outstanding under the term loan and no amounts were outstanding under the revolving credit facility. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. The interest rate in effect at September 30, 2003 was 5.2% for LIBOR borrowings and 7.0% for Prime based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of September 30, 2003, the Company was in compliance with all covenants.

     On May 23, 2003, with proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, JCI and Jafra S.A. redeemed the Old Notes in the aggregate outstanding principal amount of $75,180,000 at a premium of approximately $4,417,000. Additionally, JCI and Jafra S.A. repaid $7,375,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2,203,000 of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $6,620,000 and were recorded as a component of net (loss) income on the accompanying consolidated statements of operations.

     After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, the shareholders of CDRJ resolved to liquidate CDRJ. As a result, CDRJ made an initial liquidating distribution of $157,609,000 to its shareholders of record at May 20, 2003. Additionally, CDRJ reserved $1,405,000 to pay subsequent distributions or expenses associated with its liquidation. JCI also made a special payment to the holders of Company options and certain members of management and non-employee directors. (See footnote 9).

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The Company capitalized $14,449,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset on the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of September 30, 2003, approximately $740,000 of the deferred financing fees were amortized.

(7) Management Incentive Plan

     In connection with the Recapitalization, the Board of Directors approved an amendment to the Company’s stock incentive plan (the “Stock Incentive Plan”) to reflect the equity instruments as rights to shares in North Atlantic rather than shares in CDRJ, which is being liquidated. In addition the Board approved a reduction in the exercise price of all existing stock options due to the Recapitalization. In order to affect this re-pricing, the exercise price per share of all existing options was reduced such that the awards ratio of exercise price per share to the market value per share was not reduced and the awards aggregate intrinsic value immediately after the Recapitalization was not greater than the aggregate intrinsic value immediately before Recapitalization. The amendments became effective as of the initiation of the liquidation of CDRJ.

(8) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net (loss) income	$(3,000)	$966	$(8,134)	$14,838
Unrealized and deferred realized (loss) gain on derivatives	146	(137)	303	203
Reclassification of deferred realized (loss) gain to exchange (loss) gain	1	539	(549)	882
Reclassification of deferred realized loss to cost of sales	—	522	654	2,421
Tax (benefit) expense on unrealized and deferred realized (loss) gain on derivatives	(49)	(323)	(49)	(1,227)
Foreign currency translation adjustments	1,461	(254)	527	(7,600)

Comprehensive income (loss)	$(1,441)	$1,313	$(7,248)	$9,517

(9) Related Party Transaction

     In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all outstanding Company stock options. (See footnote 7) In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $10,391,000 in bonus payments to current option holders during the nine months ended September 30, 2003. Additionally, the Company authorized a special bonus of $2,715,000 (excluding employer taxes) to certain members of management and non-employee directors for contributions in completing the Recapitalization of CDRJ. Bonus payments were recorded as compensation expense as a component of income from operations within the consolidated statements of operations.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2002 included in the CDRJ’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges, unusual gains and losses, and amortization of goodwill and intangibles. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the related captions below and from the computation of segment operating income.

						Corporate,
		United		All	Total	Unallocated	Consolidated
	Mexico	States	Europe	Others	Segments	And Other	Total

	(in thousands)
For the Three Months Ended September 30, 2003
Net sales	$51,843	$25,330	$6,602	$2,819	$86,594	$—	$86,594
Operating income (loss)	12,294	4,589	(34)	(1,297)	15,552	(4,028)	11,524
Depreciation and amortization	590	643	85	91	1,409	—	1,409
For the Three Months Ended September 30, 2002
Net sales	$62,622	$22,098	$5,544	$2,819	$93,083	$—	$93,083
Operating income (loss)	15,731	3,797	(137)	(1,014)	18,377	(4,323)	14,054
Depreciation and amortization	599	589	123	85	1,396	—	1,396
As of and for the Nine Months Ended September 30, 2003
Net sales	$172,057	$74,483	$22,670	$7,532	$276,742	$—	$276,742
Operating income (loss)	44,845	11,646	473	(3,868)	53,096	(28,656)	24,440
Depreciation and amortization	1,688	2,067	317	287	4,359	—	4,359
Capital expenditures	1,814	2,565	305	279	4,963	—	4,963
Segment assets	172,466	84,386	18,744	6,098	281,694	(1,029)	280,665
Discontinued operations assets	—	—	—	366	366	—	366
Goodwill	26,938	32,188	4,841	—	63,967	—	63,967
As of and for the Nine Months Ended September 30, 2002
Net sales	$190,502	$66,882	$18,599	$9,357	$285,340	$—	$285,340
Operating income (loss)	49,953	10,865	185	(3,728)	57,275	(13,037)	44,238
Depreciation and amortization	1,511	1,719	289	247	3,766	—	3,766
Capital expenditures	2,026	5,197	78	287	7,588	—	7,588
Segment assets	176,641	79,712	18,332	2,126	276,811	(1,648)	275,163
Discontinued operations assets	—	—	—	4,113	4,113	—	4,113
Goodwill	28,983	32,188	5,548	137	66,856	—	66,856

(11) Foreign Currency Forward and Option Contracts

     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company entered into foreign currency exchange contracts (“forward contracts”) during the first four months of 2002, and entered into foreign currency option contracts (“option contracts” or “options”) during 2002 and 2003. The Company places forward contracts or option contracts based on its rolling forecasted cash outflows from Jafra Mexico and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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

     During the nine months ended September 30, 2003, the Company recognized gains of approximately $627,000 on option contracts. The Company recognized losses on forward contracts of approximately $83,000 and $949,000 during the three and nine months ended September 30, 2002, respectively. The Company recognized gains on option contracts of approximately $22,000 and $755,000 during the three and nine months ended September 30, 2002, respectively, in the accompanying consolidated statements of operations.

     As of December 31, 2001, the Company had deferred as a component of other comprehensive loss $3,746,000 of losses on forward contracts. During the nine months ended September 30, 2002, the Company deferred as a component of other comprehensive loss an additional $1,779,000 of losses on forward contracts and $1,982,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2002, approximately $882,000 was reclassified as exchange loss and $2,421,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure.

     As of December 31, 2002, the Company had deferred as a component of other comprehensive loss $739,000 of losses on forward contracts and $475,000 of gains on option contracts. During the nine months ended September 30, 2003, the Company deferred as a component of other comprehensive loss an additional $303,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2003, approximately $549,000 of gains were reclassified as exchange loss and approximately $654,000 of losses were reclassified as cost of sales upon the recognition of the underlying hedged exposure. The Company expects that substantially all of the remaining gain of $144,000 deferred as a component of other comprehensive loss at September 30, 2003 will be recognized into net income (loss) within the next twelve months.

     The fair value of the option contracts was $144,000 at September 30, 2003 and has been recorded in other receivables in the consolidated balance sheets. The fair value of the option contracts was $402,000 at December 31, 2002, and was recorded in other receivables in the consolidated balance sheets.

     During the three and nine months ended September 30, 2003 and 2002, the ineffectiveness generated by the Company’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the nine months ended September 30, 2003 and 2002, $230,000 and $162,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 743,000,000 in put and call positions at September 30, 2003 and mature at various dates through December 31, 2004. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 523,000,000 in put and call positions at December 31, 2002 and mature at various dates through December 31, 2003. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

(12) Discontinued operations/Markets to be Exited

     As of September 30, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets during the quarter ended September 30, 2003. Final liquidation of the assets in Venezuela, Colombia, Chile and Peru is expected to be complete during the fourth quarter of 2003 or early 2004. As such, the results of

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

the operations of these markets has been classified as discontinued operations in all period disclosed on the statements of operations. The assets and liabilities from the discontinued operations has been segregated on the accompanying balance sheets.

     Net sales and loss from discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total

	(in thousands)
For the Three Months Ended September 30, 2003
Net sales	$25	$—	$—	$—	$25
Loss from discontinued operations	(163)	(292)	(33)	(78)	(566)
For the Three Months Ended September 30, 2002
Net sales	$921	$755	$70	$97	$1,843
Income (Loss) from discontinued operations	32	(79)	(173)	(105)	(325)
For the Nine Months Ended September 30, 2003
Net sales	$1,255	$1,004	$97	$127	$2,483
Loss from discontinued operations	(995)	(1,129)	(191)	(252)	(2,567)
For the Nine Months Ended September 30, 2002
Net sales	$3,632	$2,628	$212	$311	$6,783
Income (Loss) from discontinued operations	(543)	38	(369)	(225)	(1,099)

     The components of assets and liabilities of the discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total

	(in thousands)
As of September 30, 2003
Current assets:
Cash	$12	$43	$36	$18	$109
Receivables, net	1	40	—	—	41
Inventory	174	—	17	—	191
Prepaid and other current assets	3	—	3	19	25

Total assets	$190	$83	$56	$37	$366

Current liabilities:
Accounts payable	$—	$11	$2	$23	$36
Accrued liabilities	19	84	—	—	103
Other current liabilities	—	18	—	—	18

Total liabilities	$19	$113	$2	$23	$157

As of December 31, 2002
Current assets:
Cash	$125	$195	$9	$56	$385
Receivables, net	439	408	34	40	921
Inventory	904	663	85	61	1,713
Prepaid and other current assets	27	70	21	13	131

Total current assets	1,495	1,336	$149	$170	$3,150
Non current assets	345	83	31	44	503

Total assets	$1,840	$1,419	$180	$214	$3,653

Current liabilities:
Accounts payable	$141	$222	$32	$26	$421
Accrued liabilities	220	189	—	—	409
Other current liabilities	—	28	—	—	28

Total liabilities	$361	$439	$32	$26	$858

     In addition to the markets discontinued, the Company is currently evaluating its operations in Argentina and Brazil for potential restructuring or discontinuation. The Company has begun implementation of plans to discontinue its operations in Thailand and expect to exit the market by the end of the fourth quarter of 2003.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,728	$13,088
Receivables, net	4,308	5,713
Inventories	14,614	11,974
Receivables from affiliates	16,544	25,608
Prepaid expenses and other current assets	6,036	2,554

Total current assets	47,230	58,937
Property and equipment, net	26,561	26,357
Other assets:
Goodwill	37,029	37,488
Notes receivable from affiliates	16,009	10,694
Deferred financing fees, net	5,528	2,375
Other	4,518	3,938

Total	$136,875	$139,789

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$2,750	$4,000
Accounts payable	4,553	5,944
Accrued liabilities	16,834	12,230
Income taxes payable	39	815
Deferred income taxes	643	643
Payables to affiliates	16,075	20,435

Total current liabilities	40,894	44,067
Long-term debt	96,750	47,108
Deferred income taxes	4,671	4,671
Other long-term liabilities	4,407	3,787

Total liabilities	146,722	99,633

Commitments and contingencies	—	—
Stockholder’s equity (deficit):
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2003 and 2002	—	—
Additional paid-in capital	—	39,649
Retained earnings (deficit)	(6,971)	3,249
Accumulated other comprehensive loss	(2,876)	(2,742)

Total stockholder’s equity (deficit)	(9,847)	40,156

Total	$136,875	$139,789

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales to third parties	$32,578	$28,877	$99,634	$90,296
Sales to affiliates	3,074	4,679	11,207	12,587

Net sales	35,652	33,556	110,841	102,883
Cost of sales	10,205	10,838	32,633	31,644

Gross profit	25,447	22,718	78,208	71,239
Selling, general and administrative expenses	25,700	23,509	94,635	74,035
Management fee income from affiliates	(1,895)	(1,814)	(7,911)	(6,180)
Royalty income from affiliates, net	(3,720)	(4,895)	(12,638)	(14,923)

Income from operations	5,362	5,918	4,122	18,307
Other income (expense):
Exchange gain (loss), net	216	(78)	(235)	466
Interest expense, net	(2,503)	(1,540)	(5,828)	(4,657)
Loss on extinquishment of debt	—	—	(4,778)	—
Other, net	(190)	1	(243)	295

Income (Loss) before income taxes	2,885	4,301	(6,962)	14,411
Income tax expense (benefit)	1,444	2,311	(1,404)	3,228

Net income (loss)	$1,441	$1,990	$(5,558)	$11,183

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net (loss) income	$(5,558)	$11,183
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,552	2,139
Provision for uncollectible accounts receivable	407	535
Write off and amortization of deferred financing fees	2,668	471
Asset impairment charges	251	—
Unrealized foreign exchange loss	586	(269)
Deferred income taxes	—	(2,337)
Changes in operating assets and liabilities:
Receivables	998	(78)
Inventories	(2,640)	(5,386)
Prepaid expenses and other current assets	(3,482)	(694)
Intercompany receivables and payables	4,118	7,159
Other assets	63	435
Accounts payable and accrued liabilities	3,213	820
Income taxes payable/prepaid	(776)	2,373
Other long-term liabilities	620	408

Net cash provided by operating activities	3,020	16,759

Cash flows from investing activities:
Purchases of property and equipment	(3,069)	(5,505)
Other	(643)	(303)

Net cash used in investing activities	(3,712)	(5,808)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	80,000	—
Proceeds from issuance of term loan	20,000	—
Repurchase of subordinated debt due 2008	(45,108)	—
Repayments under term loan facility	(6,500)	(2,250)
Net repayments under revolving credit facility	—	(1,800)
Lending of note receivable to affiliate	(5,315)	(5,125)
Distribution of additional paid-in capital to shareholder	(39,649)	—
Distribution payment to shareholder from retained earnings	(4,662)	—
Deferred financing costs	(5,821)	—

Net cash used in financing activities	(7,055)	(9,175)

Effect of exchange rate changes on cash	387	(51)

Net (decrease) increase in cash and cash equivalents	(7,360)	1,725
Cash and cash equivalents at beginning of period	13,088	4,081

Cash and cash equivalents at end of period	$5,728	$5,806

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, Inc. a Delaware corporation (“JCI”), is a direct wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àR.L., a Luxembourg société à responsabilité limitée (the “Parent”), which is a wholly-owned direct subsidiary of CDRJ North Atlantic (Lux) S.àR.L., a Luxembourg société à responsabilité limitée (“North Atlantic”). North Atlantic is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”).

     The accompanying unaudited interim consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 reflect the operations of JCI, and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of September 30, 2003 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

     On May 20, 2003, the Parent, JCI and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 ¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 ¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra S.A. and to make certain payments to CDRJ and employees of JCI and Jafra S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

     Management Incentive Arrangements. JCI applies Accounting principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Parent’s Stock Incentive Plan. No options were granted during the three or nine months ended September 30, 2003. Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three and nine months ended September 30, 2003 and 2002 would be immaterial to the consolidated statements of operations.

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(Unaudited)

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

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Land	$6,188	$6,188
Buildings	7,068	7,099
Machinery, equipment and other	24,969	22,460

	38,225	35,747
Less accumulated depreciation	11,664	9,390

Property and equipment, net	$26,561	$26,357

(3) Goodwill and Other Intangible Assets

     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks to have an indefinite life. The carrying value of trademarks was $258,000 as of September 30, 2003. The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total

Balance as of December 31, 2002	$32,188	$5,300	$37,488
Translation effect	—	(459)	(459)

Balance as of September 30, 2003	$32,188	$4,841	$37,029

(4) Income Taxes

     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to (loss) income before income taxes, for the three and nine months ended September 30, 2003 principally as the result of (i) state income tax, and (ii) valuation allowances against certain operating losses in Europe and the Dominican Republic.

     The actual income tax rate of JCI differs from the “expected” tax rate for the three and nine months ended September 30, 2002, principally as a result of state income taxes in the United States and valuation allowances provided against certain operating losses in Europe. During the nine months ended September 30, 2002, these were offset by the release of valuation allowances of $2,337,000 against certain foreign tax credits in the United States.

(5) Debt and Distribution to Shareholder

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 ¾% Subordinated Notes due 2011, the New Notes, pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(Unaudited)

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is also required to fully and unconditionally guarantee the New Notes jointly and severally, on a senior subordinated basis.

     The New Notes are unsecured and are generally not redeemable for four years from their date of issue. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. On September 15, 2003, the Issuers consummated a registered exchange of the New Notes under the Securities Act of 1933.

     In addition, the Issuers entered into the Senior Credit Agreement which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. No amounts were outstanding under the revolving credit facility at September 30, 2003. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. The interest rate in effect at September 30, 2003 was 5.2% for LIBOR borrowings and 7.0% for Prime based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit JCI’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA Ratio. As of September 30, 2003, the Parent was in compliance with all covenants.

     On May 23, 2003, with proceeds from the issuance of the New Notes and its borrowings under the Senior Credit Agreement, JCI redeemed its Old Notes in the aggregate outstanding principal amount of $45,108,000 at a premium of approximately $2,650,000. Additionally, JCI repaid $5,000,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI wrote off approximately $2,128,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt were $4,778,000 and were recorded as a component of other income (expense)on the accompanying consolidated statements of operations.

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

     JCI capitalized approximately $5,821,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset on the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of September 30, 2003, approximately of $298,000 of the deferred financing fees were amortized.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(Unaudited)

(6) Management Incentive Plan

     In connection with the Recapitalization, the Board of Directors approved an amendment to CDRJ’s stock incentive plan (the “Stock Incentive Plan”) to reflect the equity instruments as rights to shares in North Atlantic rather than shares in CDRJ, which is being liquidated. In addition the Board approved a reduction in the exercise price of all existing stock options due to the Recapitalization. In order to affect this re-pricing, the exercise price per share of all existing options was reduced such that the awards ratio of exercise price per share to the market value per share was not reduced and the awards aggregate intrinsic value immediately after the Recapitalization was not greater than the aggregate intrinsic value immediately before the Recapitalization. The amendments became effective as of the initiation of the liquidation of CDRJ.

(7) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30 ,

	2003	2002	2003	2002

Net income (loss)	$1,441	$1,990	$(5,558)	$11,183
Foreign currency translation adjustments	(94)	(129)	(134)	(288)

Comprehensive income (loss)	$(1,347)	$1,861	$(5,692)	$10,895

(8) Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products from Jafra Mexico totaling $3,031,000 and $8,657,000 for the three and nine months ended September 30, 2003, respectively, and $3,763,000 and $11,406,000 for the three and nine months ended September 30, 2002, respectively.

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

     JCI is charged a royalty by Jafra Mexico for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Mexico to JCI was $819,000 and $2,445,000 for the three and nine months ended September 30, 2003, respectively, and $582,000 and $1,774,000 for the three and nine months ended September 30, 2002, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Mexico for the use of the Jafra Way were $4,539,000 and $15,083,000 for the three and nine months ended September 30, 2003, respectively, and $5,477,000 and $16,697,000 for the three and nine months ended September 30, 2002, respectively, and are based upon a percentage of Jafra Mexico’s sales.

     JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2002 and September 30, 2003 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $161,000 and $443,000 for the three and nine months ended September 30, 2003, respectively, and $96,000 and $231,000 for the

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(Unaudited)

three and nine months ended September 30, 2002, respectively, and was included in interest expense, net on the accompanying consolidated statements of operations.

     In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all existing stock options. (See footnote 6). In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $9,445,000 in bonus payments to current option holders during the nine months ended September 30, 2003. Additionally, the Company authorized a special bonus of $2,365,000 to certain members of management and non-employee directors for contributions in completing the Recapitalization of CDRJ. Bonus payments were recorded as compensation expense as a component of income from operations within the consolidated statements of operations.

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (continued)
(Unaudited)

					Corporate,
	United		All	Total	Unallocated	Consolidated
	States	Europe (1)	Others	Segments	And Other	Total

	(in thousands)
For the Three Months ended September 30, 2003
Net sales	$25,330	$6,602	$646	$32,578	$3,074	$35,652
Operating income (loss)	4,589	(34)	(178)	4,377	985	5,362
Depreciation and amortization	643	85	79	807	—	807
For the Three Months ended September 30, 2002
Net sales	$22,098	$5,544	$1,235	$28,877	$4,679	$33,556
Operating income (loss)	3,797	(99)	(101)	3,597	2,321	5,918
Depreciation and amortization	589	100	58	747	—	747
As of and for the Nine Months ended September 30, 2003
Net sales	$74,483	$22,670	$2,481	$99,634	$11,207	$110,841
Operating income (loss)	11,646	473	(460)	11,659	(7,537)	4,122
Depreciation and amortization	2,067	317	168	2,552	—	2,552
Capital expenditures	2,565	305	199	3,069	—	3,069
Segment assets	84,386	18,473	1,463	104,322	32,553	136,875
Goodwill	32,188	4,841	—	37,029	—	37,029
As of and for the Nine Months ended September 30, 2002
Net sales	$66,882	$18,598	$4,816	$90,296	$12,587	$102,883
Operating income (loss)	10,865	269	(78)	11,056	7,251	18,307
Depreciation and amortization	1,719	260	160	2,139	—	2,139
Capital expenditures	5,197	78	230	5,505	—	5,505
Segment assets	79,712	18,093	2,918	100,723	28,668	129,391
Goodwill	32,188	5,548	—	37,736	—	37,736

(1)  excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and an affiliate of JCI

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9	$38
Receivables, net	310	174
Inventories	28,613	21,200
Receivables from affiliates	29,986	28,620
Prepaid income taxes	1,439	741
Prepaid expenses and other current assets	8,168	3,221

Total current assets	68,525	53,994
Property and equipment, net	1,652	1,806
Other assets:
Deferred financing fees, net	7,735	—
Investment in affiliated Company	128,471	—
Other	3,286	31
Deferred income taxes	21	22

Total	$209,690	$55,853

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$4,125	$—
Accounts payable	8,419	8,668
Accrued liabilities	4,993	107
Payables to affiliates	—	1,895
Deferred income taxes	10,123	10,698

Total current liabilities	27,660	21,368
Long-term debt	145,125	—

Total liabilities	172,785	21,368
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2003	5	—
Retained earnings	42,273	38,031
Accumulated other comprehensive loss	(5,373)	(3,546)

Total stockholders’ equity	36,905	34,485

Total	$209,690	$55,853

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Sales to affiliates	$28,804	$32,745	$92,888	$101,926
Cost of sales	18,111	20,534	59,063	61,854

Gross profit	10,693	12,211	33,825	40,072
Selling, general and administrative expenses	547	573	2,304	1,256
Management fee expense to affiliates	412	479	2,107	1,567
Service fee expense to affiliate	3,989	2,413	7,694	9,743

Income from operations	5,745	8,746	21,720	27,506
Other expense:
Exchange (loss) gain, net	(7,175)	86	(8,661)	(3,033)
Interest expense, net	(4,231)	—	(5,997)	—
Other, net	(29)	—	(30)	—

Income (loss) before income taxes	(5,690)	8,832	7,032	24,473
Income tax (benefit) expense	(3,571)	2,834	2,790	8,372

Net (loss) income	$(2,119)	$5,998	$4,242	$16,101

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$4,242	$16,101
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	209	55
Amortization of guarantee	176	—
Amortization of deferred financing fees	131	—
Unrealized foreign exchange and derivative loss	9,056	147
Changes in operating assets and liabilities:
Receivables	(149)	57
Inventories	(8,834)	2,949
Prepaid expenses and other current assets	223	525
Intercompany receivables and payables	(4,723)	(18,052)
Other assets	15	5
Accounts payable and accrued liabilities	263	(5,971)
Income taxes payable/prepaid	(758)	4,562

Net cash (used in) provided by operating activities	(149)	378

Cash flows from investing activities:
Purchase of preferred shares of affiliate	(136,420)	—
Purchases of property and equipment	(66)	(365)

Net cash used in investing activities	(136,486)	(365)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	120,000	—
Proceeds from term loan	30,000	—
Repayments under term loan facility	(750)	—
Payment of debt guarantee fee to affiliate	(4,000)	—
Deferred financing costs	(8,628)	—

Net cash provided by financing activities	136,622	—

Effect of exchange rate changes on cash	(16)	(4)

Net (decrease) increase in cash and cash equivalents	(29)	9
Cash and cash equivalents at beginning of period	38	—

Cash and cash equivalents at end of period	$9	$9

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States on February 26, 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àR.L., a Luxembourg société a responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l., a Luxembourg société responsabilité limitée (“North Atlantic”), which in turn is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). Jafra Distribution was organized to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Distribuidora Venus, S.A. de C.V., (“Venus”), a wholly-owned subsidiary of Jafra Cosmetics International, S.A. de C.V. (“Jafra S.A.”). Jafra S.A. is also owned by five indirect wholly-owned subsidiaries of the Parent.

     The accompanying unaudited interim financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 reflect the operations of Jafra Distribution or the carved-out distribution operations of Venus, which are now conducted by Jafra Distribution, and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Distribution’s financial statements as of September 30, 2003 and for the interim periods presented.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 ¾% Senior Subordinated Notes due 2011 (collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 ¾% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra S.A., to repay all amounts outstanding under the existing credit facilities of JCI and Jafra S.A. and to make certain payments to CDRJ and employees of JCI and Jafra S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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
NOTES TO FINANCIAL STATEMENTS – (Continued)
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

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Raw materials and supplies	$5,236	$4,858
Finished goods	23,377	16,342

Total inventories	$28,613	$21,200

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Machinery, equipment and other	$1,852	$1,894
Less accumulated depreciation	200	88

Property and equipment, net	$1,652	$1,806

(4) Investment in Affiliated Company

     On May 20, 2003, Jafra Distribution subscribed for and purchased 2,015 shares of newly issued Series C preferred stock of Jafra S.A. for $10,000 per share, for a total purchase price of $20,150,000. Additionally, Jafra Distribution purchased 2,618, 2,387, 2,310, 2,233, and 2,079 preferred shares of Jafra S.A. from CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V. and CDRJ Mexico Holding Company B.V., respectively. Each share was purchased for $10,000 per share, for a total of $116,270,000. Holders of Series C preferred shares of Jafra S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra S.A. of $136,420,000 as an investment in affiliated company on the accompanying balance sheets. Except for the effect of translation, Jafra Distribution carries the investment on its balance sheet at cost.

(5) Debt

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 ¾% Subordinated Notes due 2011, the New Notes pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of Jafra Distribution and JCI in the amount of $120 million and $80 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

     Jafra Distribution is an indirect wholly-owned subsidiary of the Parent and JCI is a direct wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed the obligations under the New Notes of the other on a senior subordinated

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing or subsequently acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

     On May 20, 2003, Jafra Distribution paid Jafra S.A. $4,000,000 for Jafra S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At September 30, 2003, approximately $3,271,000 was classified as a non-current asset and the remaining unamortized amount was classified as a current asset on the accompanying balance sheets.

     The New Notes are unsecured and are generally not redeemable for four years from the issue date. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. On September 15, 2003, the Issuers consummated a registered exchange of the New Notes under the Securities Act of 1933.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. As of May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million under the term facility. No amounts were outstanding under the revolving credit facility at September 30, 2003. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. The interest rate in effect at September 30, 2003 was 5.2% for LIBOR borrowings and 7.0% for Prime based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of September 30, 2003, the Parent was in compliance with all debt covenants.

     Jafra Distribution capitalized approximately $8,628,000 of expenses related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees expenses are reported as a noncurrent asset on the accompanying balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of September 30, 2003, approximately $442,000 of the deferred financing fees were amortized.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(6) Comprehensive (Loss) Income

     Comprehensive (loss) income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net (loss) income	$(2,119)	$5,998	$4,242	$16,101
Foreign currency translation adjustments	(1,932)	(1,263)	(1,827)	(4,599)

Comprehensive (loss) income	$(4,051)	$4,735	$2,415	$11,502

(7) Related Party Transactions

     Jafra Distribution sells color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $3,068,000 and $8,738,000 for the three and nine months ended September 30, 2003, respectively, and $4,167,000 and $12,576,000 for the three and nine months ended September 30, 2003, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchases skin and body products from an affiliate. Purchases were $3,018,000 and $11,075,000 for the three and nine months ended September 30, 2003, respectively, and $4,112,000 and $11,445,000 for the three and nine months ended September 30, 2002, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to Jafra S.A. at a markup of approximately 59%. Sales to Jafra S.A. were $25,736,000 and $84,150,000 for the three and nine months ended September 30, 2003, respectively, and $28,578,000 and $89,350,000 for the three and nine months ended September 30, 2002, respectively.

     Jafra Distribution receives certain administrative and other services from Jafra S.A. The cost of these services is included in service fee expense to affiliate on the accompanying statements of operations. Jafra Distribution believes the amounts are reasonable and approximate the cost of the actual services received.

     In addition, Jafra Distribution is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying statements of operations. Jafra Distribution is charged a portion of these management expenses based upon charges identified to Jafra Distribution and a formula using the percentage of revenues of the subsidiaries to the total consolidated revenues of the Parent. Jafra Distribution believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,259	$13,356
Receivables, net	25,879	33,344
Receivables from affiliates	2,206	23,796
Prepaid expenses and other current assets	361	262
Deferred income tax asset	8,668	9,268

Total current assets	39,373	80,026
Property and equipment, net	30,368	32,003
Other assets:
Goodwill	26,937	28,548
Trademarks	41,903	44,408
Deferred financing fees, net	—	395
Other	1,111	1,196

Total	$139,692	$186,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,489
Accounts payable	4,066	3,298
Accrued liabilities	25,117	32,715
Income taxes payable	833	4,838
Payables to affiliates	33,168	54,740
Other current liabilities	467	—

Total current liabilities	63,651	98,080
Long-term debt	—	30,786
Deferred income taxes	15,575	16,537
Other long-term liabilities	3,271	—

Total liabilities	82,497	145,403
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2002; 139,373 shares authorized, issued and outstanding in 2003	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2003	—	—
Additional paid-in capital	54,334	34,184
Retained earnings	10,421	11,015
Accumulated other comprehensive loss	(7,560)	(4,026)

Total stockholders’ equity	57,195	41,173

Total	$139,692	$186,576

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$51,844	$62,622	$172,057	$190,502
Cost of sales	20,990	26,597	72,502	84,834

Gross profit	30,854	36,025	99,555	105,668
Selling, general and administrative expenses	27,821	31,304	86,347	93,082
Management fee expense to affiliates	1,486	1,335	5,806	4,611
Service fee income from affiliate	(3,989)	(2,413)	(7,694)	(9,743)
Royalty expense to affiliates, net	3,720	4,895	12,638	14,923

Income loss from operations	1,816	904	2,458	2,795
Other income (expense):
Exchange loss, net	(139)	(1,545)	(43)	(2,793)
Interest expense, net	7	(1,172)	(1,839)	(3,785)
Loss on extinquishment of debt	—	—	(1,842)	—
Other, net	(88)	3	(205)	3

Income (loss) before income taxes	1,596	(1,810)	(1,471)	(3,780)
Income tax expense (benefit)	1,668	(204)	(877)	(1,930)

Net loss	$(72)	$(1,606)	$(594)	$(1,850)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net loss	$(594)	$(1,850)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on sale of property and equipment	—	(88)
Depreciation and amortization	1,479	1,456
Amortization of guarantee	(176)	—
Write off and amortization of deferred financing fees	435	592
Provision for uncollectible accounts receivable	6,308	8,680
Unrealized foreign exchange and derivative loss	120	4,178
Deferred realized derivative loss	646	515
Deferred income taxes	—	(1,167)
Changes in operating assets and liabilities:
Receivables	(962)	(15,382)
Prepaid expenses and other current assets	(117)	100
Intercompany receivables and payables	1,399	10,721
Other assets	18	1,051
Accounts payable and accrued liabilities	(5,106)	7,711
Income taxes payable/prepaid	(3,700)	(7,418)

Net cash (used in) provided by operating activities	(250)	9,099

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	231
Purchases of property and equipment	(1,748)	(1,661)

Net cash used in investing activities	(1,748)	(1,430)

Cash flows from financing activities:
Repurchase of subordinated debt due 2008	(30,072)	—
Repayments under term loan facility	(2,375)	(3,125)
Net borrowings under revolving credit facility	—	—
Receipt of guarantee fee from affiliate	4,000	—
Net repayments under bank debt	(828)	(479)
Sale of Series C preferred stock	20,150	—

Net cash used in financing activities	(9,125)	(3,604)

Effect of exchange rate changes on cash	26	(692)

Net (decrease) increase in cash and cash equivalents	(11,097)	3,373
Cash and cash equivalents at beginning of period	13,356	920

Cash and cash equivalents at end of period	$2,259	$4,293

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable (“Jafra S.A.”), organized under the laws of the United Mexican States, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àR.L., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (“North Atlantic”), which in turn is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). A minority interest of Jafra S.A. is owned by Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”).

     The accompanying unaudited interim consolidated financial statements as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 reflect the operations of Jafra S.A. and its subsidiaries, excluding the carved-out distribution operations of Distribuidora Venus, S.A. de C.V. (“Venus”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra S.A.’s consolidated financial statements as of September 30, 2003 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra S.A. have been eliminated in consolidation.

     Jafra Distribution was organized under the laws of the United Mexican States on February 26, 2003 to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Venus, a wholly-owned subsidiary of Jafra S.A. Jafra Distribution is owned by five indirect wholly-owned subsidiaries of the Parent.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 ¾% Senior Subordinated Notes due 2011 (collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 ¾% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra S.A. to repay all amounts outstanding under the existing credit facilities of JCI and Jafra S.A. and to make certain payments to CDRJ and employees of JCI and Jafra S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

     Jafra S.A. adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to Jafra S.A.’s consolidated statements of operations. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.”

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2003	2002

Land	$9,681	$10,260
Buildings	9,729	10,311
Machinery, equipment and other	17,539	16,832

	36,949	37,403
Less accumulated depreciation	6,581	5,400

Property and equipment, net	$30,368	$32,003

(3) Goodwill and Other Intangible Assets.

     Jafra S.A.’s intangible assets consist of trademarks and goodwill. Jafra S.A. has determined trademarks to have an indefinite life. The carrying value of trademarks was $41,903,000 as of September 30, 2003. Except for translation adjustments, there were no changes in the carrying amount of goodwill for the nine months ended September 30, 2003.

(4) Equity

     On May 15, 2003, the number of outstanding Series B shares of Jafra S.A. was split on a 100:1 basis and was proportionately increased from 151 to 151,000. Subsequently, 11,627 of the outstanding Series B shares (which were part of the aggregate outstanding 151 Series B common shares prior to the stock split) were proportionately reclassified to become Series C preferred shares. The Series C preferred shares have only limited voting rights. In the event of a liquidation of Jafra S.A., holders of Series C shares have the right to receive a preferred cumulative dividend equal to 4.5% per annum, of the effective liquidation preference per share, before any holder of Series B common stock receives a dividend.

     On May 20, 2003, Jafra S.A. sold 2,015 shares of newly issued shares of Series C preferred stock to Jafra Distribution for $10,000 per share, for a total of $20,150,000.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(5) Debt

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 ¾% Subordinated Notes due 2011 (the “New Notes”) pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed of the other the obligations under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is also required to fully and unconditionally guarantee the New Notes jointly and severally, on a senior subordinated basis. Each existing and subsequently acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

     On May 20, 2003, Jafra S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At September 30, 2003, approximately $3,271,000 was classified as a non-current liability and the remaining unamortized amount was classified as a current liability on the accompanying balance sheets.

     On May 23, 2003, with the proceeds from the guarantee fee paid by Jafra Distribution, the equity contribution by Jafra Distribution (see footnote 4) and available cash, Jafra S.A. redeemed its outstanding 11 ¾% Senior Subordinated Notes due 2003 (the “Old Notes”) in the aggregate principal amount of $30,072,000 at a premium of approximately $1,767,000. Additionally, Jafra S.A. repaid $2,375,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, Jafra S.A. wrote off approximately $75,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $1,842,000 and was recorded as other income (expense) for the nine months ended September 30, 2003 on the accompanying consolidated statements of operations.

(6) Comprehensive Loss

     Comprehensive loss is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net loss	$(72)	$(1,606)	$(594)	$(1,850)
Unrealized and deferred realized (loss) gain on derivatives	146	(137)	303	203
Reclassification of deferred realized (loss) gain to exchange (loss) gain	1	539	(549)	882
Reclassification of deferred realized loss to cost of sales	—	522	654	2,421
Tax (benefit) expense on unrealized and deferred realized (loss) gain on derivatives	(49)	(323)	(49)	(1,227)
Foreign currency translation adjustments	(3,148)	(1,122)	(3,893)	(4,448)

Comprehensive loss	$(3,122)	$(2,127)	$(4,128)	$(4,019)

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(7) Related Party Transactions

     Jafra S.A. sells to and purchases products from its Mexican affiliate, Jafra Distribution. The net cost of these purchases was $9,421,000 and $32,287,000 for the three and nine months ended September 30, 2003, respectively, and $11,484,000 and $37,576,000 for the three and nine months ended September 30, 2002, respectively.

     Jafra S.A. provides certain administrative and other services to Jafra Distribution. The income from these services is included in service fee expense to affiliate on the accompanying consolidated statements of operations. Jafra S.A. believes the amounts are reasonable and approximate the value of the actual services rendered.

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

     Jafra S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra S.A. from JCI and its German affiliate was $819,000 and $2,445,000 for the three and nine months ended September 30, 2003, respectively, and $582,000 and $1,774,000 for the three and nine months ended September 30, 2002, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra S.A. for the use of the Jafra Way were $4,539,000 and $15,083,000 for the three and nine months ended September 30, 2003, respectively, and $5,477,000 and $16,697,000 for the three and nine months ended September 30, 2002, respectively, and are based upon a percentage of Jafra S.A.’s sales.

(8) Foreign Currency Forward and Option Contracts

     Jafra S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations, Jafra S.A. entered into foreign currency exchange contracts (“forward contracts”) during the first four months of 2002, and entered into foreign currency option contracts (“option contracts” or “options”) during 2002 and 2003. Jafra S.A. places forward contracts or option contracts based on its rolling forecasted cash outflows and hedges transactions included in the forecast on the date the forward contract or option contract is initiated. As a matter of policy, Jafra S.A. does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     Jafra S.A. currently designates certain of its forward contracts and option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI, forecasted management fee charges from JCI, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net loss when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid.

     During the nine months ended September 30, 2003, Jafra S.A. recognized gains of approximately $627,000 on option contracts. Jafra S.A. recognized losses on forward contracts of approximately $83,000 and $949,000 during the three and nine months ended September 30, 2002, respectively. Jafra S.A. recognized gains on option contracts of approximately $22,000 and $755,000 during the three and nine months ended September 30, 2002, respectively, in the accompanying consolidated statements of operations.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     As of December 31, 2001, Jafra S.A. had deferred as a component of other comprehensive loss $3,746,000 of losses on forward contracts. During the nine months ended September 30, 2002, Jafra S.A. deferred as a component of other comprehensive loss an additional $1,779,000 of losses on forward contracts and $1,982,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2002, approximately $882,000 was reclassified as exchange loss and $2,421,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure.

     As of December 31, 2002, Jafra S.A. had deferred as a component of other comprehensive loss $739,000 of losses on forward contracts and $475,000 of gains on option contracts. During the nine months ended September 30, 2003, Jafra S.A. deferred as a component of other comprehensive loss an additional $303,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2003, approximately $549,000 of gains were reclassified as exchange loss and approximately $654,000 of losses were reclassified as cost of sales upon the recognition of the underlying hedged exposure. Jafra S.A. expects that substantially all of the remaining loss of $144,000 deferred as a component of other comprehensive loss at September 30, 2003 will be recognized into net loss within the next twelve months.

     The fair value of the option contracts was $144,000 at September 30, 2003 and has been recorded in other receivables in the consolidated balance sheets. The fair value of the option contracts was $402,000 at December 31, 2002, and was recorded in other receivables in the consolidated balance sheets.

     During the three and nine months ended September 30, 2003 and 2002, the ineffectiveness generated by Jafra S.A.’s forward and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the nine months ended September 30, 2003 and 2002, $230,000 and $162,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 743,000,000 in put and call positions at September 30, 2003 and mature at various dates through December 31, 2004. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 523,000,000 in put and call positions at December 31, 2002 and matured at various dates through December 31, 2003. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following discussion of the results of operations, financial condition and liquidity of the Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2002 of CDRJ Investments Lux S.A., a Luxembourg société anonyme, (“CDRJ”) and its subsidiaries included in the Annual Report on Form 10-K. On May 20, 2003, CDRJ completed a recapitalization of its operations. Subsequent to May 20, 2003, the operations of CDRJ are conducted by the Parent. The operations of the Parent are substantially identical to the operations of CDRJ. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company.” The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for future periods.

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

Net sales	$86.6	100.0%	$93.1	100.0%	$276.7	100.0%	$285.3	100.0%
Cost of sales	19.6	22.6	21.5	23.1	63.8	23.1	66.1	23.2

Gross profit	67.0	77.4	71.6	76.9	212.9	76.9	219.2	76.8
Selling, general and administrative expenses	55.5	64.1	57.5	61.9	188.5	68.1	175.0	61.3

Income from operations	11.5	13.3	14.1	15.0	24.4	8.8	44.2	15.5
Other income (expense)
Exchange loss, net	(7.5)	(8.6)	(4.9)	(5.3)	(7.8)	(2.8)	(9.8)	(3.4)
Interest, net	(6.9)	(8.0)	(2.9)	(3.0)	(14.1)	(5.1)	(8.8)	(3.1)
Loss on extinguishment of debt	—	—	—	—	(6.6)	(2.4)	—	—
Other, net	—	—	(0.1)	—	(0.3)	(0.2)	0.2	—

Income (loss) from continuing operations before income taxes and cumulative effect of accounting change	(2.9)	(3.3)	6.2	6.7	(4.4)	(1.7)	25.8	9.0
Income tax expense (benefit)	(0.5)	(0.5)	4.9	5.3	1.2	0.3	9.7	3.4

Income (loss) from continuing operations before cumulative effect of accounting change	(2.4)	(2.8)	1.3	1.4	(5.6)	(2.0)	16.1	5.6
Loss on discontinued operations (net of income tax benefit of $0)	(0.6)	(0.7)	(0.3)	(0.3)	(2.5)	(0.9)	(1.1)	(0.4)
Cumulative effect of accounting change	—	—	—	—	—	—	(0.2)	—

Net (loss) income	$(3.0)	(3.5)%	$1.0	1.1%	$(8.1)	(2.9)%	$14.8	5.2%

Three months ended September 30, 2003 compared to the three months ended September 30, 2002

						Corporate,
		United			Total	Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	Segments	and Other	Total

Three Months Ended September 30, 2003
Net sales	$51.8	$25.3	$6.6	$2.9	$86.6	$—	$86.6
Cost of sales	12.3	5.9	1.3	1.1	20.6	(1.0)	19.6

Gross profit	39.5	19.4	5.3	1.8	66.0	1.0	67.0
Selling, general and administrative expenses	27.2	14.8	5.3	3.1	50.4	5.1	55.5

Income (loss) from operations	$12.3	$4.6	$0.0	$(1.3)	$15.6	$(4.1)	$11.5

Three Months Ended September 30, 2002
Net sales	$62.6	$22.1	$5.5	$2.9	$93.1	$—	$93.1
Cost of sales	14.9	5.0	1.4	1.0	22.3	(0.8)	21.5

Gross profit	47.7	17.1	4.1	1.9	70.8	0.8	71.6
Selling, general and administrative expenses	32.0	13.3	4.2	2.9	52.4	5.1	57.5

Income (loss) from operations	$15.7	$3.8	$(0.1)	$(1.0)	$18.4	$(4.3)	$14.1

     Net sales. Net sales in the third quarter of 2003 decreased to $86.6 million from $93.1 million in the third quarter of 2002, a decrease of $6.5 million, or 7.0%. Net sales in local currencies in the third quarter of 2003 decreased by 2.5% over the comparable prior year period. The net sales decrease measured in local currencies was less than the net sales decrease measured in U.S. dollars primary as a result of the weaker average exchange rates of the Mexican peso, offset by stronger average exchange rates of the euro in the third quarter of 2003 compared to the third quarter of 2002. The Company’s average number of consultants in its continuing operations in the third quarter of 2003 increased to approximately 408,000, or 6.6%, over the average number of consultants in the third quarter of 2002. A consultant is included in the total ending consultant base if she places an order within the four months immediately preceding the period end date. The average number of consultants is calculated based on the total ending consultant base for each month during the period. Annualized consultant productivity measured in U.S. dollars in the third quarter of 2003 decreased 12.6% compared to the third quarter of 2002. Measured in local currencies, annualized productivity decreased 8.5% compared to the third quarter of 2002. Quarterly productivity may increase or decrease significantly due to changes in the timing of certain promotions from one year to another. Consultant productivity in the quarter is generally defined as annualized quarterly sales divided by the average number of consultants.

     In Mexico, net sales in the third quarter of 2003 decreased to $51.8 million from $62.6 million in the third quarter of 2002, a decrease of $10.8 million, or 17.3%. Net sales in Mexico measured in local currency decreased 10.5% over the comparable 2002 period. The period-over-period net sales decrease measured in local currency was due primarily to reduced consultant productivity partially offset by a larger consultant base. Reduced productivity was the result of (i) floods in many parts of the country, (ii) the types of promotions in the third quarter of 2003 compared to the third quarter of 2002, (iii) an incremental $2.0 million of orders not shipped or recorded at the end of third quarter of 2003 compared to the third quarter of 2002 and (iv) an international trip for the field leaders during the last month of the third quarter of 2003 (held during the second quarter of 2002). In Mexico the average number of consultants in the third quarter of 2003 increased to approximately 261,000, or 1.8%, over the average number of consultants in the comparable prior year period. Annualized consultant productivity, measured in local currency, in the third quarter of 2003 decreased approximately 12.0% compared to consultant productivity in the third quarter of 2002.

     In the United States, net sales in the third quarter of 2003 increased to $25.3 million from $22.1 million in the third quarter of 2002, an increase of $3.2 million, or 14.5%, with growth in both the Hispanic and the General Divisions. Net sales in the General Division increased 15.5% in the third quarter of 2003 compared to the third quarter of 2002, due to an increase in the number of consultants and increased consultant productivity. The average number of consultants in the General Division increased 6.6% to approximately 29,000 in the third quarter of 2003, compared to the third quarter of 2002. General Division annualized consultant productivity increased 8.3% in the third quarter of 2003 compared to the third quarter of 2002. The percentage of ordering consultants compared to total consultants also increased in the third quarter of 2003. Net sales in the Hispanic Division increased 14.2% to $17.4 million in the third quarter of 2003, compared to $15.2 million in the third quarter of 2002, due to an increase in the consultant base, partially offset by a decrease in consultant productivity. The average number of consultants in the Hispanic Division increased over 10,000, or 26.7%, to approximately 49,000 in the third quarter of 2003, compared to the third quarter of 2002. Hispanic Division consultant productivity decreased 9.8% in third quarter of 2003 compared to the third quarter of 2002. The percentage of ordering consultants compared to the total number of consultants in the Hispanic Division decreased in the third quarter of 2003.

     In Europe, net sales increased to $6.6 million in the third quarter of 2003, from $5.5 million in the third quarter of 2002, an increase of $1.1 million, or 20.0%. Measured in local currencies, European net sales in the third quarter of 2003 increased 4.9% compared to the third quarter of 2002. Due to stronger average exchange rates, the net sales increase measured in U.S. dollars was greater than the net sales increase measured in local currencies. Net sales measured in local currencies increased due to a larger consultant base, partially offset by reduced consultant productivity. The average number of consultants during the third quarter increased to approximately 19,000, 15.4% over the average number of consultants during the third quarter of 2002. Annualized consultant productivity measured in local currencies decreased 9.2% compared to the third quarter of 2002. The percentage of ordering consultants compared to total consultants decreased nominally in the third quarter of 2003 compared to the third quarter of 2002.

     Net sales in the other continuing markets was constant at $2.9 million in the third quarter of 2003 and the third quarter of 2002. Brazil net sales measured in local currency increased 35.1% in the third quarter of 2003 compared to the third quarter of 2002 due to increases in both the consultant base and consultant productivity. The increase in Brazil’s net sales was partially offset by a decrease in net sales in the Dominican Republic. Measured in local currency, Dominican Republic net sales in the third quarter decreased 2.6%, but due to weaker average exchange rates, net sales measured in US dollars decreased by 48.0%. The average number of consultants in the Dominican Republic increased. Net sales in Argentina measured in US dollars and local currencies increased in the third quarter of 2003 compared to the third quarter of 2002. Due to the Company’s plans to cease operations in Thailand, net sales in Thailand decreased in the third quarter of 2003 compared to the third quarter of 2002.

     Gross profit. Consolidated gross profit in the third quarter of 2003 decreased to $67.0 million from $71.6 million in the comparable prior year period, a decrease of $4.6 million, or 6.4%. Gross profit as a percentage of net sales (gross margin) increased to 77.4% in the third quarter of 2003, compared to 76.9% in the third quarter of 2002. The increase in gross margin in the third quarter of 2003 was due primarily to increases in gross margin in Europe and in the “Corporate, Unallocated and Other” segment.

     In Mexico, gross margin in the third quarter of 2003 increased to 76.3% from 76.2% in the third quarter of 2002.

     In the United States, gross margin in the third quarter of 2003 decreased to 76.7% from 77.4% in the third quarter of 2002 as the result of increased direct cost variances in the General Division in the third quarter of 2003 compared to the third quarter of 2002.

     In Europe, gross margin in the third quarter of 2003 increased to 80.3% from 74.5% in the third quarter of 2002 due to the favorable impact of purchases of inventory denominated in U.S. dollars as a result of the stronger euro.

     Selling, general and administrative expenses. SG&A expenses in the third quarter of 2003 decreased to $55.5 million from $57.5 million in the third quarter of 2002, a decrease of $2.0 million, or 3.5%. SG&A expenses, as a percentage of net sales, increased in the third quarter of 2003 to 64.1% from 61.8% in the third quarter of 2002, due primarily to increased selling, general and administrative expense as a percentage of net sales in Mexico, Europe and other markets, partially offset by reduced selling, general and administrative expenses in the United States. In Mexico, SG&A expenses, as a percentage of net sales, increased due in part to the reduction in net sales.

     In Mexico, SG&A expenses in the third quarter of 2003 decreased by $4.8 million, or 15.0%, to $27.2 million compared to $32.0 million in the third quarter of 2002. SG&A expenses increased, as a percentage of net sales, in

Mexico to 52.5% in the third quarter of 2003, compared to 51.1% in the third quarter of 2003. The increase in SG&A expenses as a percentage of net sales was primarily due to increases in sales promotional expenses and override expenses, partially offset by decreases in administrative expenses. Promotional expenses increased due to increased promotional activity and override expenses increased due to better collections in the third quarter of 2003 compared to the third quarter of 2002. Administrative expenses decreased due to cost containment measures and less expense recorded for the reserve for uncollectible accounts during the third quarter of 2003, compared to the third quarter of 2002.

     In the United States, SG&A expenses in the third quarter of 2003 increased by $1.5 million, or 11.3%, to $14.8 million from $13.3 million in the third quarter of 2002. SG&A expenses, as a percentage of net sales, in the United States were 58.5% in the third quarter of 2003 compared to 60.2% in the third quarter of 2002. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to decreased selling, administrative and period distribution expenses, partially offset by increased sales promotional expenses. Selling and administrative expenses decreased in the third quarter of 2003 compared to the third quarter of 2002 primarily due to effective cost containment measures in the U.S. Sales promotional expenses increased primarily as a result of nature and timing of promotional activity during the third quarter of 2003 compared to the third quarter of 2002.

     In Europe, SG&A expenses in the third quarter of 2003 increased by $1.1 million, or 26.2%, to $5.3 million from $4.2 million in the third quarter of 2002. SG&A expenses, as a percentage of net sales, in Europe increased to 80.3% in the third quarter of 2003 compared to 76.4% in the third quarter of 2002. The increase in SG&A expenses as a percentage of net sales was due to an increase in override expenses as result of better collections and changes in the program.

     SG&A expenses in the other markets in the third quarter of 2003 increased by $0.2 million, or 6.9%, compared to the third quarter of 2002. As a percentage of net sales, SG&A expenses were 106.9% during the third quarter of 2003 compared to 100.0% during the third quarter of 2002.

     SG&A expenses in “Corporate, Unallocated and Other” remained constant at $5.1 million in the third quarter of 2003 and 2002.

     Exchange gain (loss). The Company’s foreign exchange loss was $7.5 million in the third quarter of 2003 compared to $4.9 million in the third quarter of 2002, an increase of $2.6 million, or 53.1%. Foreign exchange losses and gains result from three primary sources: gains and losses on forward or option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt, and gains and losses arising from other foreign currency-denominated transactions, including remeasurment of U.S. dollar-denominated intercompany accounts. During the third quarter of 2003, the Company recognized $7.5 million of losses on the remeasurement of U.S. dollar-denominated debt and did not recognize any gains or losses on forward contracts, option contracts, or other foreign currency denominated transactions. During the third quarter of 2002, the Company recognized $1.2 million of exchange losses on the remeasurement of U.S. dollar-denominated debt, $3.3 million of exchange losses on the remeasurement of U.S. dollar-denominated intercompany payables in Brazil, due to devaluation of the Brazilian real, $0.1 million of gains on other foreign currency transactions, $0.8 million of exchange losses (including amortization of other comprehensive loss) on forward contracts and $0.3 million of exchange gains (including amortization of other comprehensive loss) on option contracts. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including amortization of deferred financing fees) in the third quarter of 2003 increased to $6.9 million from $2.9 million in the third quarter of 2002, an increase of $4.0 million, or 137.9%. The increase was primarily due to a greater amount of debt outstanding during the third quarter of 2003 compared to the third quarter of 2002. As of September 30, 2003, the Company had $248.8 million of debt outstanding, comprised of $200.0 million of 10 ¾% notes and $48.8 million of term loan. As of September 30, 2002, the Company had $85.3 million of debt outstanding, comprised of $75.2 million of 11 ¾% notes and $10.1 million of term loan, revolving credit facility and other debt.

     Income tax expense. Income tax benefit was $0.5 million in the third quarter of 2003, compared to income tax expense of $4.9 million in the third quarter of 2002, a favorable variance of $5.4 million. The Company’s effective income tax rate was 17.2% in the third quarter of 2003, compared to 79.0% in the third quarter of 2002. During the third quarter of 2003, the Company had pretax losses in Mexico, with an income tax benefit. This was partially offset by pretax income and income tax expense in the United States. Additionally, the Company recorded valuation allowances against certain pretax losses in Europe and South America, which resulted in pretax loss without any tax benefit in these jurisdictions. In the third quarter of 2002, the Company had pretax income and income tax expense in Mexico and the United States. The Company recorded a valuation allowance against the pretax losses in South America during the third quarter of 2002, which increased the overall effective tax rate.

     Loss on discontinued operations. During the third quarter of 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets are included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were $0.6 million during the third quarter of 2003, compared to $0.3 million during the third quarter of 2002, an increase of $0.3 million of losses on discontinued operations. A significant portion of the charges during the third quarter of 2003 were non cash charges related to the write down of certain assets.

     Net (loss) income. Net loss was $3.0 million in the third quarter of 2003, compared to net income of $1.0 million in the third quarter of 2002, a decrease in income of $4.0 million. The decrease in net income was primarily the result of a $4.6 million decrease in gross profit, a $2.6 million increase in exchange loss, a $4.0 million increase in interest expense, and $0.3 million of incremental losses on discontinued operations, partially offset by a $2.0 million decrease in selling, general and administrative expenses, the absence of other loss of $0.1 million, and a favorable change in income tax expense of $5.4 million.

Nine months ended September 30, 2003 compared to the Nine months ended September 30, 2002

						Corporate,
		United			Total	Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	Segments	and Other	Total

Nine Months Ended September 30, 2003
Net sales	$172.1	$74.5	$22.7	$7.4	$276.7	$—	$276.7
Cost of sales	41.5	16.8	4.7	2.8	65.8	(2.0)	63.8

Gross profit	130.6	57.7	18.0	4.6	210.9	2.0	212.9
Selling, general and administrative expenses	85.7	46.1	17.5	8.5	157.8	30.7	188.5

Income (loss) from operations	$44.9	$11.6	$0.5	$(3.9)	$53.1	$(28.7)	$24.4

Nine Months Ended September 30, 2002
Net sales	$190.5	$66.9	$18.6	$9.3	$285.3	$—	$285.3
Cost of sales	45.8	14.8	4.2	2.8	67.6	(1.5)	66.1

Gross profit	144.7	52.1	14.4	6.5	217.7	1.5	219.2
Selling, general and administrative expenses	94.7	41.2	14.2	10.3	160.4	14.6	175.0

Income (loss) from operations	$50.0	$10.9	$0.2	$(3.8)	$57.3	$(13.1)	$44.2

     Net sales. Net sales for the nine months ended September 30, 2003 decreased to $276.7 million from $285.3 million for the nine months ended September 30, 2002, a decrease of $8.6 million, or 3.0%. Net sales measured in local currencies for the first nine months of 2003 increased 3.8% compared to net sales measured in local currencies for the first nine months of 2002. The net sales decrease measured in U.S. dollars compared to the net sales increase measured in local currencies was primarily due to weaker average exchange rates of the Mexican peso to the U.S. dollar during 2003 compared to 2002. The Company’s average number of consultants in its continuing operations for the nine months ended September 30, 2003 increased to approximately 405,000, or 10.0%, over the average number of consultants for the nine months ended September 30, 2002. Annualized consultant productivity measured in U.S. dollars for the first nine months of 2003 decreased 11.8% compared to annualized consultant productivity for the first nine months of 2002. Measured in local currencies, annualized productivity decreased 5.6% for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002. Consultant productivity for the period is generally defined as annualized net sales divided by the average number of consultants.

     In Mexico, net sales for the first nine months of 2003 decreased $18.4 million, or 9.7%, to $172.1 million from $190.5 million for the first nine months of 2002. Net sales measured in local currency increased 1.2% for the first nine months of 2003, compared to the first nine months of 2002. The increase measured in local currency was primarily due to an increase in the average number of consultants, partially offset by a decrease in consultant productivity. The average number of consultants in Mexico was approximately 261,000 for the first nine months of 2003, an increase of 6.0% over the comparable prior year period. Annualized consultant productivity measured in local currency for the nine months ended September 30, 2003 decreased 4.5% compared to consultant productivity for the nine months ended September 30, 2002.

     In the United States, net sales for the first nine months of 2003 increased to $74.5 million from $66.9 million for the first nine months of 2002, an increase of $7.6 million, or 11.4%, with increases in both divisions. Net sales in the Hispanic Division increased 13.6% to $50.3 million for the first nine months of September 30, 2003, compared to the first nine months of 2002 due to a larger consultant base, offset by reduced consultant productivity. The average number of consultants in the Hispanic Division for the period was approximately 48,000, an increase of 29.6% over the comparable prior year period. Annualized consultant productivity in the Hispanic Division decreased 12.4% for the first nine months of 2003 compared to the first nine months of 2002. The number of active ordering consultants in the Hispanic Division decreased during the period. Net sales in the General Division increased 7.0% to $24.1 million for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 as a result of a 5.4% increase in consultant productivity and an increase in the average number of consultants. The average number of General Division consultants during the period increased 1.2% to approximately 30,000 consultants for the nine months ended September 30, 2003.

     In Europe, net sales increased to $22.7 million for the nine months ended September 30, 2003, from $18.6 million for the nine months ended September 30, 2003, an increase of $4.1 million, or 22.0%, in part due to stronger average exchange rates compared to the U.S. dollar. In local currencies, net sales increased 1.4% for the first nine months of 2003, compared to the first nine months of 2002. The average number of consultants for the nine months ended September 30, 2003 was approximately 18,000, an increase of 11.9% over the comparable prior year period. Consultant productivity measured in local currencies decreased 9.4% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     Net sales in the other markets decreased to $7.4 million for the nine months ended September 30, 2003, compared to $9.3 million for the nine months ended September 30, 2002, a decrease of $1.9 million, or 20.4%. The decrease in net sales was primarily due to weaker average exchange rates of South American currencies during 2003 compared to 2002 and decreased net sales measured in local currency in the Dominican Republic, partially offset by increased net sales measured in local currency in Brazil. Measured in local currencies, net sales increased 1.4% for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     Gross profit. Consolidated gross profit for the nine months ended September 30, 2003, decreased to $212.9 million, from $219.2 million for the nine months ended September 30, 2002, a decrease of $6.3 million, or 2.9%. Gross profit as a percentage of net sales (gross margin) increased to 76.9% for the nine months ended September 30, 2003 from 76.8% in comparable prior year period. The increase in gross margin for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 was primarily due to increased gross margin in Europe and favorability in the “Corporate, Unallocated and Other” segment, partially offset by decreased gross margin in the United States and the All Others markets.

     In Mexico, gross margin for the nine months ended September 30, 2003 decreased to 75.9% from 76.0% for the nine months ended September 30, 2002.

     In the United States, gross margin for the nine months ended September 30, 2003 decreased to 77.4% from 77.9% for the nine months ended September 30, 2002. The decrease in gross margin was primarily the result of unfavorable direct cost variances during the nine months ended September 30, 2003, compared to favorable direct cost variances during the nine months ended September 30, 2002.

     In Europe, gross margin for the nine months ended September 30, 2003 increased to 79.3% from 77.4% for the comparable prior year period due to the favorable impact of exchange rates on U.S. dollar-denominated inventory purchases, partially offset by reduced gross margin as a result of the mix of product offerings.

     Selling, general and administrative expenses. SG&A expenses for the nine months ended September 30, 2003 increased to $188.5 million, compared to $175.0 million for the nine months ended September 30, 2002, an increase of $13.5 million, or 7.7%. SG&A expenses, as a percentage of net sales, increased to 68.1% for the nine months ended September 30, 2003 from 61.3% for the nine months ended September 30, 2002 due primarily to increased selling, general and administrative expense in the “Corporate, Unallocated and Other” segment.

     In Mexico, SG&A expenses for the nine months ended September 30, 2003 decreased by $9.0 million, or 9.5%, to $85.7 million, compared to $94.7 million for the nine months ended September 30, 2002. SG&A expenses increased, as a percentage of net sales, in Mexico to 49.8% for the nine months ended September 30, 2003, compared to 49.7% for the nine months ended September 30, 2002. The increase in SG&A expenses as a percentage of net sales was primarily due to increases in override and promotional expenses, partially offset by decreased administrative expenses. Sales promotional expenses increased as a percentage of net sales due to the timing and nature of promotional activities and override expenses increased due to better collection of receivables. Administrative expenses decreased due to the employment of cost containment measures and less expense related to the allowance for uncollectible accounts.

     In the United States, SG&A expenses for the nine months ended September 30, 2003 increased by $4.9 million, or 11.9%, to $46.1 million from $41.2 million for the nine months ended September 30, 2002. SG&A expenses, as a percentage of net sales, in the United States were 61.9% for the nine months ended September 30, 2003 compared to 61.6% for the nine months ended September 30, 2002. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased sales promotional and override expenses, partially offset by reduced selling expenses during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Sales promotional expenses increased due to more planned promotional spending in 2003 and expenses related with a General Division summer trip in 2003 which was not held in 2002. Override expense increased due to the relative sales mix. Selling expenses, as a percentage of net sales, decreased due to headcount vacancies and reductions.

     In Europe, SG&A expenses for the nine months ended September 30, 2003 increased by $3.3 million, or 23.2%, to $17.5 million from $14.2 million for the nine months ended September 30, 2002. SG&A expenses, as a percentage of net sales, in Europe were 77.1% for the nine months ended September 30, 2003, compared to 76.3% for the nine months ended September 30, 2002. The increase in SG&A expenses as a percentage of net sales was due to increased sales promotional expenses in an effort to increase sponsoring and the consultant base and increased override expenses due to better collections and a change in the program, partially offset by decreased administrative expenses due to incrementally less expenses related to the reserve for uncollectible accounts in Italy and information technology expenses during the nine months ended September 30, 2003 compared to the same period of the prior year.

     SG&A expenses in the other markets for the nine months ended September 30, 2003 decreased by $1.8 million, or 17.5%, compared to the nine months ended September 30, 2002. As a percentage of net sales, SG&A expenses were 114.9% for the nine months ended September 30, 2003, compared to 110.8% for the nine months ended September 30, 2002.

     SG&A expenses in the “Corporate, Unallocated and Other” segment increased $16.1 million primarily as the result of costs related to the recapitalization of the Company recorded during the second quarter of 2003 and certain nonrecurring severance charges recorded during the nine months ended September 30, 2003. During the nine months ended September 30, 2003, the Company completed a recapitalization of its operations by issuing new debt (see “Liquidity and Capital Resources”).

     Exchange gain (loss). The Company’s foreign exchange loss was $7.8 million for the nine months ended September 30, 2003, compared to $9.8 million for the nine months ended September 30, 2002, a decrease of $2.0 million, or 20.4%. During the nine months ended September 30, 2003, the Company recognized $9.3 million of exchange losses on the remeasurement of U.S. dollar-denominated debt. This loss was partially offset by $0.6 million of exchange gains related to option contracts and $0.9 million of exchange gains on other foreign currency transactions. During the nine months ended September 30, 2002, the Company recognized $2.2 million of exchange losses related to forward contracts, $1.2 million of exchange gains related to option contracts, $4.6 million of exchange losses on the remeasurement of U.S. dollar-denominated debt, $5.2 million of exchange losses on U.S. dollar-denominated intercompany payables in Brazil as the result of devaluation of the Brazilian real and $1.0 million of exchange gains on other foreign currency transactions.

     Interest expense. Net interest expense (including amortization of deferred financing fees) for the nine months ended September 30, 2003 increased to $14.1 million from $8.8 million for the nine months ended September 30, 2002, an increase of $5.3 million, or 60.2%. The increase was primarily due to a greater average amount of debt outstanding during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

     Loss on extinguishment of debt. On May 23, 2003, the Company repurchased its outstanding 11 ¾% Subordinated Notes due April 30, 2008 (the “Old Notes”) in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, the Company repaid $7.4 million under its existing credit agreement (“Old Credit Agreement”). In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. The total expense related to the extinguishment of the previous debt was $6.6 million and was recorded in the nine months ended September 30, 2003.

     Income tax expense. Income tax expense decreased to $1.2 million for the nine months ended September 30, 2003 compared to $9.7 million, for the nine months ended September 30, 2002, a decrease of $8.5 million, or 87.6%. During the nine months ended September 30, 2003, the Company reported a pretax loss of $4.4 million and income tax expense of $1.2 million. The Company’s Mexican subsidiaries reported pretax income and income tax expense for the nine months ended September 30, 2003. The income tax expense was partially offset by an income tax benefit in the U.S. subsidiary based on pretax net loss. Additionally, the European and other subsidiaries recorded valuation allowances against pretax net losses for the nine months ended September 30, 2003. For the nine months ended September 30, 2002, the effective tax rate was 37.5% due to the release of $2.3 million of valuation allowances against certain deferred tax assets in the United States and the impact of the enactment of changes in Mexico’s future corporate statutory rates on net deferred tax liabilities of $1.2 million during the first quarter of 2002. These benefits to the effective tax rate were offset by valuation allowances against certain operating losses in Europe and other subsidiaries.

     Loss on discontinued operations. During the nine months ended September 30, 2003, losses on discontinued operations were $2.5 million, an increase of $1.4 million compared to $1.1 million in the nine months ended September 30, 2002.

     Net (loss) income. Net loss was $8.1 million for the nine months ended September 30, 2003, compared to net income of $14.8 million for the nine months ended September 30, 2002, a $22.9 million unfavorable difference. The decrease in income was due to a $6.3 million decrease in gross profit, a $13.5 million increase in selling, general and administrative expenses, a $5.3 million increase in interest expense, a $6.6 million loss on extinguishment of debt, a $0.5 million unfavorable change in other and a $1.4 increase in losses on discontinued operations, partially offset by a $2.0 million decrease in exchange loss, a $8.5 million decrease in income tax expense and the absence of $0.2 million in cumulative effect of accounting change in 2003.

Liquidity and Capital Resources

     On May 20, 2003, JCI and Jafra Distribution (collectively “the Issuers”) issued $200 million aggregate principal amount of 10 ¾% Subordinated Notes due 2011 (the “New Notes”) pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million Senior Credit Agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of the New Notes jointly and severally, on a senior subordinated basis. Each existing, acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. Jafra S.A. has also fully and unconditionally guaranteed the obligation of Jafra Distribution under the New Notes. Each existing and subsequently acquired or organized subsidiary of Jafra S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

     The New Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million under the term facility. No amounts were outstanding under the revolving credit facility at September 30, 2003. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. The interest rate in effect at September 30, 2003 was 5.2% for LIBOR borrowings and 7.0% for Prime based borrowings. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These covenants also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. As of September 30, 2003, the Company was in compliance with all debt covenants.

     On May 23, 2003, with the proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, the Company redeemed its outstanding Old Notes in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, JCI and Jafra S.A. repaid $7.4 million under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI and Jafra S.A. wrote off approximately $2.2 million of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $6.6 million and was recorded as a component of net income (loss) on the accompanying consolidated statements of operations.

     After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, the shareholders of CDRJ resolved to liquidate CDRJ. As a result, CDRJ made an initial liquidating distribution of $157,609,000 to its shareholders of record at May 20, 2003. Additionally, CDRJ reserved $1,405,000 to pay expenses associated with its liquidation. JCI also made a special payment to the holders of Company options and certain members of management and non-employee directors.

     The Company capitalized $14.4 million of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These capitalized expenses are being amortized equitably over the term of the New Notes and the Senior Credit Agreement. As of September 30, 2003, approximately $0.7 million of the deferred financing fees were amortized.

     The Company’s Mexican subsidiary, Jafra S.A., was party to an unsecured bank loan agreement. As of September 30, 2003, Jafra S.A. repaid all amounts outstanding under the bank loan agreement and subsequently terminated the agreement.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months.

Cash Flows

     Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2003 compared to net cash provided by operating activities of $23.2 million for the nine months ended September 30, 2002, a $25.7 million decrease. Net cash used in operating activities for the nine months ended September 30, 2003 consisted of $16.0 million provided by net loss plus depreciation, amortization, and other non-cash items included in net income, offset by $18.5 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the nine months ended September 30, 2003 were an increase in inventories of $11.4 million, an increase in prepaid and other asset of $3.4 million and an increase in income taxes of $5.3 million. During the nine months ended September 30, 2003 the Company paid $13.1 million in compensation expense, $6.6 million for the extinguishment of debt and $2.3 million of other expenses included within net income (loss) related to the refinancing of the Company. Excluding this $22.0 million use of cash, net cash provided by operating activities would have been $19.5 million for the nine months ended September 30, 2003.

     Net cash used in investing activities was $5.6 million for the nine months ended September 30, 2003, of which $5.0 million was used for capital expenditures. Capital expenditures in 2003 are expected to be approximately $13.0 million.

     Net cash used in financing activities was $9.1 million for the nine months ended September 30, 2003, and consisted of $200.0 million of issuance of new subordinated notes, $50.0 million of new term loan, offset by $75.2 million repurchase of subordinated debt due 2008, $9.6 million repayment under term loan facilities, $159.0 million distribution to shareholders and $14.4 million of capitalized deferred financing fees.

     The effect of exchange rate changes on cash was $0.7 million for the nine months ended September 30, 2003.

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

Foreign Operations

     Net sales outside of the United States aggregated approximately 73% and 77% of the Company’s total net sales for the nine months ended September 30, 2003 and 2002, respectively. In addition, as of September 30, 2003, non-U.S. subsidiaries comprised approximately 71% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. In 2002, the Company entered into foreign currency forward contracts in Mexican pesos and in 2002 and 2003, the Company entered into foreign currency option contracts in Mexican pesos to reduce the effect of potentially adverse exchange rate fluctuations in Mexico.

     The Company’s subsidiaries in Mexico generated approximately 62% and 67% of the Company’s net sales for the nine months ended September 30, 2003 and 2002, respectively, substantially all of which were denominated in Mexican pesos. At September 30, 2003, the subsidiaries in Mexico had $149.3 million of U.S. dollar-denominated third party debt. Gains and losses from remeasuring such debt to the U.S. dollar from the peso are included as a component of net loss. The Mexico subsidiaries recognized losses of $9.3 million and $4.6 million for the nine months ended September 30, 2003 and 2002, respectively, on the remeasurement of this U.S. dollar-denominated debt and a net gain of $0.6 million of exchange gains and $1.0 million of exchange losses on foreign currency forward and option contracts for the nine months ended September 30, 2003 and 2002, respectively.

Business Trends and Initiatives

     The Company has experienced sales growth in Mexico over the last three years, due primarily to increases in the number of consultants. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 62% and 67% of the Company’s consolidated net sales for the nine months ended September 30, 2003 and 2002, respectively, compared to 66% for the full year in 2002. Due to the weakening of the Mexican peso compared to the U.S. dollar, Mexico experienced a net sales decline of 10% measured in U.S. dollars, but net sales growth of 1% measured in local currency for the nine months ended September 30, 2003.

     In the United States, the Company has continued its strategy of focusing on the distinct elements of its General and Hispanic customer groups. Net sales in the United States have shown significant growth. Net sales in the first nine months of 2003 increased 11% compared to the first nine months of 2002, with increases of 14% in the Hispanic Division and 7% in the General Division. United States sales contributed 27% and 23% of net sales for the nine months ended September 30, 2003 and 2002, respectively, compared to 24% for the complete year of 2002. The Company’s strategy in the United States also continues to focus on doing business via e-commerce.

     Net sales in Europe have increased primarily due to strengthening of the euro compared to the U.S. dollar and an increase in the consultant base. In the first nine months of 2003, European sales contributed 8% to consolidated sales compared to 7% in 2002. The average number of consultants increased during the first nine months of 2003 compared to the first nine months of 2002.

     In the past few years, the Company made significant investments in new markets in South America and Thailand. During 2002, South American countries in which the Company operates faced challenging macroeconomic environments. During the nine months ended September 30, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru and classified the operations as discontinued on its statements of operations. During the third quarter of 2003, the Company began to wind down its operations in Thailand and intends to liquidate the assets in this market and expects to complete the liquidation process and abandon the operations during the fourth quarter of 2003. Additionally, the Company is currently evaluating its operations in Argentina and Brazil for potential restructuring or discontinuation.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statement in “—Liquidity and Capital Resources” concerning the Company’s belief that it will have sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months, (ii) the statement in “—Cash Flows” that total capital expenditures in 2003 are expected to be approximately $13.0 million; and (iii) other statements as to management’s or the Company’s expectations or beliefs presented in this ''Management’s Discussion and Analysis of Financial Condition and Results of Operations.’’

     Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in CDRJ’s Annual Report on Form 10-K for the year ended December 31, 2002 (including, without limitation, those discussed in “Business—Strategy,’’ “—International Operations,’’ “—Distribution,’’ “—Manufacturing,’’ “—Management Information Systems,’’ “—Environmental Matters,’’ “Properties,’’ “Legal Proceedings’’ and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Results of Operations,’’ “—Liquidity and Capital Resources,’’ and “—Foreign Operations,’’ or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt incurred in connection with the recapitalization discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in CDRJ’s annual report on Form 10-K for the year ended December 31, 2002. Except for the recapitalization, no significant changes have occurred during the first nine months of 2003 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. All intercompany product sales are denominated in U.S. dollars. In addition, 73% of the Company’s revenue for first nine months of 2003 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the three and nine months ended September 30, 2003 were exposed to fluctuations in foreign currency exchange rates.

     The Company may reduce its primary market exposures to fluctuations in foreign exchange rates and to hedge contractual foreign currency cash flows or obligations (including third party and intercompany foreign currency transactions) by creating offsetting positions through the use of forward exchange contracts or option contracts. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

     The outstanding foreign currency option contracts have a notional value denominated in Mexican pesos of 743,000,000 and 523,000,000 in put and call positions at September 30, 2003 and December 31, 2002, respectively. The outstanding foreign currency option contracts at September 30, 2003 mature at various dates through December 31, 2004. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of September 30, 2003 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos(1)	Price	U.S. Dollars(1)	Maturity Date

At September 30, 2003:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	229,000	11.07 - 12.91	$252	Oct. - Dec. 2003
Mexican Peso	110,000	11.54 - 12.75	69	Jan. - Mar. 2004
Mexican Peso	170,000	12.03 - 12.35	49	Apr. - Jun. 2004
Mexican Peso	100,000	12.41 - 12.59	15	Jul. - Aug. 2004
Mexican Peso	134,000	12.28 - 12.38	(28)	Oct. - Dec. 2004

	743,000		$357

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	229,000	10.15 - 10.75	$(247)	Oct. - Dec. 2003
Mexican Peso	110,000	10.26 - 10.62	(102)	Jan. - Mar. 2004
Mexican Peso	170,000	10.19 - 10.93	(152)	Apr. - Jun. 2004
Mexican Peso	100,000	10.49 - 10.93	(33)	Jul. - Aug. 2004
Mexican Peso	134,000	11.13 - 11.22	33	Oct. - Dec. 2004

	743,000		$(501)

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

     The following table provides information about the details of the Company’s option contracts as of December 31, 2002 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2002:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	149,000	10.31-10.48	$(113)	Jan.-Mar. 2003
Mexican peso	100,000	11.05-12.19	77	Apr.-June 2003
Mexican peso	150,000	11.76-12.79	131	July-Aug 2003
Mexican peso	124,000	12.51-12.91	21	Oct.-Dec. 2003

	523,000		$116

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	149,000	9.01-9.02	$(207)	Jan.-Mar. 2003
Mexican peso	100,000	9.50-9.84	(144)	Apr.-June 2003
Mexican peso	150,000	9.69-10.19	(112)	July-Aug 2003
Mexican peso	124,000	10.15-10.19	(55)	Oct.-Dec. 2003

	523,000		$(518)

(1)	The Fair Value of the option contracts presented above, an unrealized gain of $144,000 and $402,000 at September 30, 2003 and December 31, 2002, respectively, represents the carrying value and was recorded in other receivables in the consolidated balance sheets.

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

There has been no significant change in the Company’s internal controls or procedures during the fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See discussion under “Legal Proceedings” in CDRJ’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits. The following documents are exhibits to this quarterly report on Form 10-Q.

Exhibit
Number

10.1	Exchange Agreement, dated August 13, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and U.S. Bank National Association.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     None.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jafra Worldwide Holdings (Lux) S.àR.L.

/s/ Ronald B. Clark

Ronald B. Clark
Chief Executive Officer of the Advisory Committee and Director

/s/ Michael A. DiGregorio

Michael A. DiGregorio
Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal Financial Officer)
Date November 13, 2003