Form 10-K
period 2003-12-31
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2004-03-30
CIK 1248305

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to                 .

Commission file number 333-106666

Jafra Worldwide Holdings (Lux), S.àR.L.

(Exact name of Registrant as specified in its charter)

Luxembourg (State or other jurisdiction of Incorporation or organization)	98-0399297 (I.R.S. Employer Identification Number)
174 Route de Longwy
L-1940 Luxembourg
Luxembourg
(352) 226027
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑

      The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.

      As of March 15, 2004, the registrant had outstanding 151 shares of common stock, par value $100.00 per share.

Documents Incorporated by Reference

None

PART I
Item 1.Business
Item 2.Properties
Item 3.Legal Proceedings
Item 4.Submission of Matters to a Vote of Security Holders
PART II
Item 5.Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10.Directors, Executive Officers and Significant Employees of the Company
Item 11.Executive Compensation
Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES
EXHIBIT 4.2
EXHIBIT 10.32
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT EX-10.43
EXHIBIT 21.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L

PART I

Item 1.	Business

General

      Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l. CDRJ North Atlantic (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (“North Atlantic”), is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A. a Luxembourg société anonyme (“CDRJ”).

      The Parent is a holding company that conducts all of its operations through its subsidiaries. Prior to the Recapitalization (as defined below), the historical operations of CDRJ were equivalent to the operations of the Parent. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company” or “Jafra.”

      The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a network of approximately 412,000 independent consultants, who market and sell the Company’s products to their customers. The Company generated approximately 89% of its total net sales in 2003 in Mexico and the United States, which are the fourth and first largest direct selling markets, respectively.

      The Jafra business was founded 48 years ago and was acquired in April 1998 by an affiliate of Clayton, Dubilier & Rice, Inc., a New York-based private investment firm, along with a newly formed management team highly experienced direct selling professionals.

      On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Distribution and Jafra Cosmetics S.A. are collectively referred to as “Jafra Mexico.”

Recent Developments—Announcement of Sale to Vorwerk & Co. KG

      On March 30, 2004, it was announced that a subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany, entered into an agreement whereby it will acquire all of the issued and outstanding common stock of North Atlantic, which will be the Company’s top-tier holding company upon completion of the liquidation of CDRJ Investments, from its shareholders. The transaction is expected to close in the second quarter of 2004 and is subject to the satisfaction of customary closing conditions, including customary regulatory approvals. The agreement may be terminated if the transaction is not consummated by July 31, 2004. The Company and its subsidiaries will remain responsible for their outstanding debt following the closing of this transaction.

      There can be no assurance that this transaction will be completed as announced, or at all. If this transaction is completed as contemplated, it will constitute a change of control as defined in the Senior Credit Agreement and in the indenture governing the Company’s 10  3/4% Notes. Upon completion of this transaction, the Company expects that North Atlantic will withdraw the registration statement filed on February 13, 2004 in connection with its proposed initial public offering of its common stock (the “Registration Statement”) and that it will not consummate the redemption of 35% of the 10 3/4% Notes described in the Registration Statement.

Strategy

      The Company’s strategy consists primarily of the following key initiatives:

      Continue Core Strategy of Expanding and Retaining Consultant Base. The Company intends to drive growth in its business by focusing on sponsoring and retaining loyal consultants. The Company believes that the attractive income opportunities offered by its compensation structure and its operational and cultural focus on providing support to its consultants have been instrumental in achieving robust consultant and net sales growth over the past five years. The Company believes the emphasis it places on providing its consultants with superior customer service, training, effective sales and marketing materials, brochures, and new product demonstrations, will continue to differentiate Jafra from its competitors. Additionally, the Company intends to continue to stimulate net sales growth by motivating its consultant base at local recognition events and by offering travel rewards, gifts and other incentives to its most productive consultants.

      Capitalize on Leading Market Position and Brand Equity in Mexico. The Company believes its leading market position and the strength of the Jafra brand in Mexico position it to benefit from favorable demographic trends and will facilitate the Company’s efforts to continue to expand its consultant base and capture additional market share. Currently, the average age of a Jafra consultant is 35, while over 40% of the Mexican population is under the age of 20 and 60% is under the age of 30. As the Mexican population ages and more adults seek career and income opportunities, the Company believes that its brand equity and the scale of its consultant base will position Jafra as an attractive career opportunity and facilitate consultant recruitment.

      Continue Successful U.S. Divisional Strategy. The Company will continue to pursue its successful strategy of differentiating itself from other direct selling companies by focusing on demographic characteristics of its consultants and their target customers. In late 2000, the Company bifurcated its operations in the United States into a Hispanic Division and a General Division. The establishment of two separate divisions in the United States has allowed the Company to customize its marketing efforts. The Company has focused on those separate segments of the population and will continue to provide its U.S. Spanish and non-Spanish speaking consultants with tailored recruiting programs, training materials, seminars and product presentations. In particular, the Company believes that it will continue to benefit from the growth of the U.S. Hispanic population and its increasing buying power. The Company believes these trends will continue to benefit its sales and recruitment efforts. The Company’s divisional approach to the U.S. market facilitates the interaction of Jafra consultants with their customers and contributed to the 7% net sales growth of the U.S. business during fiscal 2003 and a 16% increase in net sales during 2002.

      Maintain Strong New Product Pipeline. The development and introduction of new products and line extensions are fundamental to the Company’s direct selling business model in that they serve to motivate the consultants by providing them with new and exciting products to demonstrate and market to their customers. As part of each of the Company’s consecutive two-month marketing and promotion cycles, the Company regularly introduces line extensions, such as new colors within the existing color cosmetics lines, and new products that employ the latest technology and capitalize on the face-to-face interaction between consultants and their customers. In the development of new products, the Company employs a strategy that minimizes research costs and focuses development efforts on innovative, efficacious products that have already proven successful in the marketplace.

      Leverage Brand Strength into Complementary Categories and Markets. Since Jafra’s acquisition in 1998, the Company has primarily focused on growing its loyal consultant base and establishing a cost-effective distribution infrastructure and superior support structure for its consultants. The Company has recently begun to assess incremental growth opportunities through the development of new products in complementary categories, such as health and wellness (including weight loss), vitamins, nutritional supplements and other products outside its current core product lines, that leverage the Jafra brand equity and ultimately could increase the consultants’ average order size. The Company contemplates branching out into new product categories in the first quarter of 2005. The Company’s measured strategy is to cost-effectively develop selective products in complementary categories with the consultants’ core customer in mind and that will specifically lend themselves to the one-on-one meetings and product demonstrations that are fundamental to the direct selling business model. The Company also continues to evaluate the possibility of expanding into other direct selling markets and evaluate acquisition opportunities.

      Continue to Identify Operating Efficiencies and Benefit from Economies of Scale. From the time of the Company’s acquisition in 1998 to December 31, 2003, management has increased the Company’s gross profit margin by approximately 5.5 percentage points from 71.1% to 76.6% and reduced selling, general and administrative expenses, less one-time charges related to the May 2003 recapitalization, as a percentage of net sales by approximately 3.8 percentage points from 64.4% to 60.6%, primarily by reducing manufacturing and overhead costs, streamlining marketing efforts and improving working capital management. Selling, general and administrative expenses, including one-time charges related to the Company’s May 2003 recapitalization, as a percentage of net sales were 65.0% during the year ended December 31, 2003. The Company intends to continue to pursue additional opportunities to realize cost savings and operating efficiencies in order to increase profitability. The Company recently announced its intention to transfer skin care and body care manufacturing to its facilities in Mexico. Further, the Company believes its direct selling business model will continue to generate significant organic growth and that the resulting scale will afford increasing opportunities to leverage the fixed cost base and increase efficiencies in the Company’s purchasing, manufacturing, marketing, training and technology functions.

Products

      The Company continuously introduces new and revitalized products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. During 2002, the Company launched 129 new products, of which 74 related to the new color line launch. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village, California facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $1.3 million, in the year ended December 31, 2003, $1.5 million in the year ended December 31, 2002 and $1.8 million in the year ended December 31, 2001.

      Employees in the Research and Development Department formulate products and analyze them for chemical purity and microbial integrity. A separate small-scale pilot batch is produced and tested prior to full scale manufacture. The Company continues to invest in the globalization and upgrading of its product lines by adding new formulations and contemporary fragrances. Through globalized product development, manufacturing and packaging, the Company believes that it has enhanced the consistency and quality of its products in all geographic areas and across all product lines.

      The following table sets forth the net sales of the Company’s principal product lines for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product Line	of Total	Product Line	of Total	Product Line	of Total
	($ in millions)	Sales	($ in millions)	Sales	($ in millions)	Sales

Skin care	$73.8	19.9%	$66.3	17.9%	$66.4	18.7%
Body care and personal care	47.2	12.7	40.5	10.9	35.0	9.9
Color cosmetics	84.9	22.8	97.6	26.3	91.9	25.9
Fragrances	127.3	34.3	124.9	33.7	123.1	34.7
Other products(1)	38.3	10.3	41.3	11.2	38.3	10.8

Subtotal before shipping and other fees, less commissions	371.5	100.0%	370.6	100.0%	354.7	100.0%

Shipping and other fees, less commissions	12.4		12.0		10.7

Total	$383.9		$382.6		$365.4

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

      Skin Care. The Company sells personalized skin programs in a free matrix skincare system that allows individuals to select a regimen to meet individual needs. Skin care products include cleansers, skin fresheners, masks, and moisturizers for day and night. In addition to basic skin care products, the Company offers specialty products to enhance skin texture and encourage cell revitalization, including the Company premier product, Royal Jelly Milk Balm Moisture Lotion, and products for maturing skin (Time Protector and Time Corrector), eye care (Optimeyes) and elasticity (Elasticity Recovery Hydrogel). Many of these special care products use the most recent advances in ingredient technology. The Company is committed to maintaining contemporary formulas and routinely evaluating and updating its product offerings. During 2002, the Company continued to promote the skin care line and added a new staple skin care product, Makeup Remover for Eyes and Lips. Due to consumer demand, Royal Jelly Vitamins were re-launched to promote health and beauty through internal wellness. Also, the Company had continued success with Intensive Retinol Treatment, capsules that release measured doses of retinol into the skin. In 2003, the Company launched two new products that address skin pigmentation problems: a pigment fade wand and a skin brightening serum.

      Body Care and Personal Care. The Company markets a broad selection of body, bath, sun and personal care products, including deodorants and shampoos. The Company’s premier body care product, Royal Jelly Body Complex, contains “royal jelly” (a substance produced by queen bees) in an oil-free deep moisturizing formula with natural botanical extracts and vitamins. Other offerings in the body care line include sunscreens, hand care lotions, revitalizing sprays, and bath products. While the Company varies its product offerings and continues to develop new products, Royal Almond and Precious Protein products have been top sellers for many years. In 2002, the Company leveraged the success of the Royal Almond brand by introducing Royal Ginger, a scent extension to the body care family. Also, the Company launched the Define Your Body line of four products, a complete line of technologically advanced body treatment products. The Company continued to build on the success of the Jafra Spa line with the launches of the Spa fragrances and the Scalp Massage and Hair Treatment. The Tender Moments baby line was enhanced with the launch of pediatrician-tested Baby Bottom Balm, formulated with soothing ingredients. In a collaborative effort with Kevin Charles, founder of the Kevin Charles Salon Spa, the Company launched a new hair care line of salon quality products. Developed by Jafra, tested and perfected by Kevin Charles in his exclusive salon, these products cleanse, nourish, protect and style hair. In 2003, Jafra continued to promote body and personal care products with limited life fragrance-driven line extensions that leverage successful existing fragrance brands. For women, these introductions included a soap, body spray mist, for a limited time, and moisturizing hair fragrance under the Adorisse name as well as Chosen body spray mist and a Le Moiré body wash. For men, the Company introduced JF9 Black soap, after shave, shaving cream and deodorant as well as a J-Sport soap. In 2003, the Company also introduced a line of peppermint scented foot care products.

      Color Cosmetics. The Company’s range of color cosmetics for the face, eyes, lips, cheeks and nails contribute significantly to its results. The Company internally develops lipstick formulas, foundations and mascaras. In 1999, the Company implemented a new color palette strategy by introducing seasonal color products, through innovative fashion color statements in the spring and fall shade product offerings. This has been a consistent strategy for 2000 through 2003, and has continued to drive the sales of color products. In 2001, the Company undertook a major re-stage of its entire color line.

      Fragrance. Direct selling is a significant distribution channel for fragrances, and the Company’s new scents have enabled the Company to participate on an increasingly larger scale in this channel. In 1996, the Company introduced Adorisse, a contemporary women’s fragrance, and Fm Force Magnétique, a prestige men’s fragrance. The Company further extended its fragrance line in 1997 with Le Moiré for women and Legend for Men. In 1998, the Company launched three new fragrances for women: Sensations, a youthful fragrance, Joie de Vivre, a lifestyle fragrance, and Reflections, a signature fragrance. One fragrance was also launched for men in 1998, Epic, an aspirational fragrance. In 1999, the Company introduced Chosen, a prestige fragrance for women, as well as a special 20th anniversary fragrance for the Mexico market. The fragrance category includes line extensions such as body lotions, shower gels, deodorants, after-shave lotions and shave creams for some of the most popular fragrances. Jafra has a continued strategy of introducing new fragrances each year. In 2001, Sphera was introduced for women and Victus was introduced for men. In 2002, three new fragrances were launched. Navîgo was launched as a master brand and two fragrances were launched simultaneously for men and women. JF9 Black, a sub brand of JF9, was launched for a limited time. In 2003, the Company launched six fragrance brands: One new men’s fragrance, J-Sport, was introduced, and the Company re-launched the Hamilton fragrance for men, which had been discontinued. The Company also introduced an extension of the women’s fragrance brand Le Moiré, called Le Moiré (cerisse). Additionally, a new teen fragrance, Double Nature, was launched in Mexico along with a new baby fragrance called One 2 Four.

      Other Products. This category includes sales aids, such as party hostess gifts, demonstration products, etc., and promotional materials, which typically do not qualify for commissions or overrides. The Company is considering expanding its product line to include nutritional and wellness products. Any decision to offer such products will include consideration of the attendant risks, including potential product liability. The Company contemplates branching out into such new product categories in the first quarter of 2005.

Marketing

      Strategy and Product Positioning. The Company positions its products to appeal to a relatively wide range of market categories, demographic groups and lifestyles. The Company’s products generally price at the higher end of the mass market category, but slightly below prestige brands.

      Product Strategy. The Company’s product strategy is to provide customers with exciting and prestige quality product lines that fit into the Company’s value-added demonstration sales techniques and promote the sale of multiple products per sales call. To that end, the Company develops integrated products and actively promotes cross-selling among categories, thus encouraging multi-product sales and repeat purchases. Product variety and modernization are keys to the Company’s success. The Company continues to look for ways to expand product offerings and broaden its appeal in the marketplace. This led to the development of the Retinol capsules and the new color line.

      Marketing Material & Corporate Image. The Company supports its identity and corporate image through its energetic network of consultants and word-of-mouth. The Company uses a sophisticated and integrated promotional approach that includes meetings, marketing literature, and the Internet to create strong corporate imagery and support corporate identity.

Independent Consultants

      The Company had approximately 412,000 consultants worldwide as of December 31, 2003. Approximately 285,000 of these consultants are in Mexico, 75,000 are in the United States, 23,000 are in Brazil, 18,000 are in Europe, 9,000 are in the Dominican Republic and 2,000 are in Argentina. Of the 75,000 consultants in the United States, 47,000 are in the Hispanic Division and 28,000 are in the General Division. These consultants are not agents or employees of Jafra; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.

      The Company provides training to senior consultants, who have experience managing their own consultant networks, and recruit and train the Company’s field level organization. In addition, the Company uses a philosophy by which it provides special training to a select group of field leaders who, in turn, provide training to the remaining lineage leaders. The Company sells substantially all of its products directly to its consultants. Each consultant conducts her Jafra sales operations as a stand-alone business, purchasing Jafra goods and reselling them to customers, as well as offering free personal care consultations. The Company’s independent sales force constitutes its primary marketing contact with the general public.

      Selling. The primary role of a Jafra consultant is to sell Jafra products. Although the majority of sales occur as a result of person-to-person sales, the Company also encourages its consultants to arrange sales parties at customers’ homes. Sales parties permit a more efficient use of a consultant’s time, allowing the consultant to offer products and cosmetic advice to multiple potential customers at the same time, and provide a comfortable selling environment in which clients can learn about skin care and sample the Jafra product line. Such parties also provide an introduction to potential recruits and the opportunity for referrals to other potential clients, party hostesses and recruits.

      The Company does not require consultants to maintain any inventory. The Company believes that inventory requirements can be onerous to consultants. Instead, Jafra consultants can wait to purchase products from the Company until they have a firm customer order to fill. Consultants generally personally deliver orders to their customers. By delivering products directly to the customer, the Jafra consultant creates an additional sales opportunity.

      Recruiting. The Company believes that it enjoys a competitive advantage in recruiting consultants due to its lower start-up costs and policy of providing retail discounts. Other major attractions to prospective recruits include flexible hours, increased disposable income, an attractive incentive program (including international travel, national and regional meetings, awards and free products), personal and professional recognition, social interaction, product discounts and career development opportunities.

      The Company also emphasizes a commitment to consultants’ personal and professional training, thereby building consultants’ management and entrepreneurial skills.

      Consultant Management and Training. To become a manager, a consultant must sponsor a specified number of recruits and meet certain minimum sales levels. Once a consultant becomes a manager, she is eligible to earn commissions on her personal sales plus overrides on the sales of her downline consultants. A manager continues to gain seniority in the Jafra sales force by meeting the prescribed recruitment and sales requirements at each level of management. At more senior levels, managers may have several junior managers who in turn sponsor and manage other managers and consultants. The most successful managers have many such downline managers and consultants, and earn commissions on their personal sales plus overrides on their downline group’s sales. During 2003, the Company recorded $61.7 million as override expense within selling, general and administrative expenses and $4.1 million of commissions on personal sales paid to consultants as a reduction of net sales.

      Training for new consultants focuses first on the personalized selling of the Jafra product line, beginning with skin care and the administration of a Jafra business. Training is conducted primarily by the Company’s consultant managers. Managers train their downline consultants at monthly meetings using materials prepared by the Company. In training managers, the Company seeks to improve leadership and management skills, while teaching managers to motivate downline consultants to higher sales levels.

      Income Opportunities and Recognition. Consultants earn income by purchasing products from the Company at wholesale prices and selling to consumers at suggested retail prices. The commissions earned by consultants on sales typically range from approximately 30% to 50% of suggested retail prices. Once a consultant becomes a manager, her compensation also includes overrides, or a percentage of the sales of the consultants she has recruited. These overrides range from 10% to 30% of the wholesale sales value of her downline consultants, depending of the level of the manager. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Additionally, managers often perform collection efforts on behalf of the Company as the overrides paid on a consultant’s downline productivity are paid only upon the collection of the receivables. The Company believes that its structure of discounts, commissions and overrides to consultants is generous.

      The Company also believes that public recognition of sales accomplishments serves the dual purpose of identifying successful role models and boosting consultant morale. Each year the Company sponsors major events in each of its geographic markets to recognize and reward sales and recruiting achievements and strengthen the bond between the independent sales force and the Company. Consultants and managers must meet certain minimum levels of sales and new consultant sponsorship in order to receive invitations to attend these events.

International Operations

      The Company’s international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, the effect of regulatory and legal restrictions imposed by foreign governments, and unfavorable economic and political conditions.

      Due to the challenging macroeconomic environment that has affected the Company’s results in selected markets in which the Company operates, the Company recently adopted a strategic plan to focus on the strengths of the Mexican, U.S. and European markets. The Company terminated its operations in certain markets in South America and Thailand in 2003. These markets recorded losses of $5.8 million, $1.8 million, $0.6 million, $0.7 million and $0.8 million for the years ended December 31, 2003, 2002, 2001, 2000 and 1999, respectively. During the year ended December 31, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. At the same time, the Company reevaluated its strategy relative to Brazil and Argentina, which the Company considers to be good direct selling markets. During the fourth quarter of 2003, the Company completed an aggressive restructuring in Brazil, which included cost cutting and new product management strategies. The Company intends to pursue the continued development of these markets, which present a strategic opportunity, but the Company will carefully continue to evaluate the risks and rewards of doing so. During the period, the economies of countries like Venezuela and Colombia were characterized by a combination of high inflation, currency devaluation, exchange controls and a relative instability as a result of unstable political environments and high rates of violent crimes.

      The Company’s most important markets to date are Mexico, the United States and Europe, which represented approximately 63%, 26% and 9%, respectively, of total 2003 consolidated net sales. The Company has entered into foreign currency forward exchange and option contracts to help mitigate the risk that a potential currency devaluation in Mexico would have on operations and liquidity. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk.” The Company does not generate any material revenues attributable to, or own any material assets in Luxembourg. The Company generates most of its revenues from sales in Mexico, the United States and Europe. See Note 13 to the consolidated financial statements appearing in Item 8. “Financial Statements and Supplementary Data.”

      In certain European markets, including Czech Republic, Denmark/Norway, Greece, Hungary, Ireland, Poland, Slovenia and Sweden the Company operates through distributors. The Company’s agreements with distributors are typically for renewable one year terms. The Company has the contractual right to terminate these arrangements if it chooses to operate directly in a given market. During the year ended December 31, 2003, the Company’s German subsidiary recorded approximately $0.2 million in net sales to these distributors.

Manufacturing

      The Company owns an approximately 38,000 square foot manufacturing facility in Naucalpan, Mexico, which is near Mexico City. This facility produces color cosmetics and most of the Company’s fragrances. Until June of 1999, the Company produced skin care and personal use products at the Westlake Village, California manufacturing facility. In June of 1999, the Company outsourced the U.S. product manufacturing functions to a third-party contractor.

      The Company and the third-party contractor entered into a manufacturing agreement, dated as of June 10, 1999. Subject to the terms and conditions of the manufacturing agreement, the contractor has agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years expiring in 2004. The manufacturing agreement provides for price renegotiations by the contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. The manufacturing agreement requires the contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the contractor. In addition, the Company is obligated to purchase materials acquired by the contractor based upon product forecasts provided by the Company if the contractor is unable to sell such materials to a third party. There have been no such repurchases to date. The contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions. On December 8, 2003, the Company notified the third-party contractor that the Company does not intend to renew the contract upon its expiration in 2004. As of mid-2004, the Company expects that most of the products currently produced by this third party will be manufactured at the Company’s Mexican facility.

      The Company purchases from other third-party suppliers certain finished goods and raw materials for use in its manufacturing operations. In general, the Company does not have written contracts with other suppliers. Finished goods and raw materials used in the Company’s products, such as glass, plastics, and chemicals, generally are available stock items or can be obtained to the Company’s specifications from more than one potential supplier.

Distribution

      As of December 31, 2003, the Company uses four primary distribution centers in the United States, Mexico and Europe. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In Mexico, the Company has historically outsourced virtually all of its distribution to third parties. However, in January 2002, the Company opened a distribution center in Lerma, Mexico and terminated the third-party distribution function. This distribution center services all consultants in Mexico. In addition, the Company has a distribution center in Kaufbeuren, Germany that services all of the European markets. Management believes that its facilities are adequate to meet demand in its existing markets for the foreseeable future.

      Typically, owned or leased distribution centers are located in an area that allows for direct delivery to consultants by either post or carrier. Maintaining a short delivery cycle in direct selling is an important competitive advantage.

Competition

      The Company sells all of its products in highly competitive markets. The principal bases of competition in the cosmetics direct selling industry are price, quality and range of product offerings. On the basis of information available to it from industry sources, management believes that there are a significant number of companies (including both direct sales and cosmetic manufacturing companies) that sell products that compete with the Company’s products. Several direct sales companies compete with Jafra in sales of cosmetic products, and at least two such competitors, Mary Kay and Avon, are substantially larger than the Company in terms of total independent salespersons, sales volume and resources. In addition, the Company’s products compete with cosmetics and toiletry items manufactured by cosmetic companies that sell their products in retail or department stores. Several of such competitors are substantially larger than the Company in terms of sales and have substantially more resources. The Company also faces competition in recruiting independent salespersons from other direct selling organizations whose product lines may or may not compete with the Company’s products.

      The Company believes that its senior management team with a strong direct selling track record, motivated independent direct sales force, prestige quality product lines, product development capabilities, geographic diversification, short delivery cycle and manufacturing technology are significant factors in establishing and maintaining its competitive position.

Patents and Trademarks

      The Company’s operations do not depend to any significant extent upon any single trademark other than the Jafra trademark. Some of the trademarks Jafra uses, however, are identified with and important to the sale of its products. Some of the more important trademarks are: Adorisse (a contemporary women’s fragrance), Eau D’Arômes (revitalizing fragrance spray), JF9 (a men’s prestige fragrance), Legend for Men (a men’s premium fragrance), Le Moiré (a contemporary women’s fragrance), and Optimeyes (eye treatment lotion). One of its most significant lines of products, Royal Jelly, is not protected by any registered trademark because it is a generic term. The Company’s operations do not depend to any significant extent on any single or related group of patents, although the Company has applied for or received patent protection in its major markets for certain skin cream dispensers and product containers, nor does it rely upon any single or related group of licenses, franchises or concessions. The Company has in the past licensed know-how from Gillette relating to the design, development and manufacture of its products and is permitted to continue to use such know-how in connection with its products.

      In 1998, a former employee of Gillette filed applications to register the Jafra trademark in Algeria, Bangladesh, China, Cyprus, Egypt, Gambia, Ghana, Guyana, India, Kenya, Malawi, Morocco, Nigeria, OAPI, Pakistan, Sierra Leone, Syria, Sudan, Surinam, Tanzania, Tunisia, Zambia, and Zimbabwe, jurisdictions in which the Company does not currently operate. In 1998, Gillette obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. Gillette has since completed the relevant documentation relating to the transfer of these trademarks to the Company. The Company has filed the documents obtained from this former employee in those jurisdictions in which the documentation will be accepted in order to secure the abandonment and cancellation of this employee’s applications and registrations. If the Company is not able to secure cancellation or abandonment of the applications and registrations in these jurisdictions, it may be prohibited from distributing its products in these jurisdictions.

Management Information Systems

      During 2001, the Company redefined its Internet strategy and continued to develop and implement an expanded e-commerce system. The expanded e-commerce platform became operational in the United States during June 2001, with the consultant adoption rate of 33% of order volume by year end 2003. In Mexico, an e-commerce platform was launched during the second half of 2001. The Company also selected a new platform to run its core operations in the United States. The U.S. business replaced the order entry, fulfillment, commission and override processing and financial system software with Enterprise Resource Planning (ERP) software from JD Edwards. Wave one of this implementation of the financial systems was implemented in April of 2002. Waves two and three, which relate to the order entry and remaining commercial systems, were implemented in the fourth quarter of 2003. In Mexico, approximately 26% of orders and 7% of new consultant contracts in December 2003 were submitted via e-commerce.

Seasonality

      The Company’s net sales, as measured in local currencies, during the fourth quarter of the year are typically slightly higher than in the other three quarters of the year due to seasonal holiday purchases. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Sales Cycles”.

Environmental Matters

      The Company’s operations are subject to various federal, state, local and foreign laws or regulations governing environmental, health and safety matters. Some of its operations require environmental permits and controls and these permits are subject to modification, renewal and revocation by issuing authorities. Violations of or liabilities under environmental laws could result in fines or penalties, obligations to clean up contaminated properties or claims for property damage or personal injury. The Company believes that it is in material compliance with all such laws, regulations and permits, and under present conditions, it does not foresee that such laws and regulations will have a material adverse effect on its capital expenditures, earnings or competitive position.

Employees

      As of December 31, 2003, the Company had 923 full-time employees, of which 242 were employed in the United States and 681 in other countries. The Company also had 282 outside contract employees. In Mexico, approximately 219 of the Company’s employees are unionized. The Company has in the past experienced union-related work stoppages in Mexico. Within the past five years, none of these stoppages have exceeded 60 minutes; and none have had any material impact on operations. The Company believes its relations with its employees are generally good. The Company’s employees are not unionized in any market outside of Mexico.

Item 2.	Properties

      The Company is headquartered and maintains a warehouse and distribution facility in Westlake Village, California, 40 miles north of Los Angeles. Manufacturing is done on a global basis for the color and fragrance product lines at the Company’s facility in Naucalpan, Mexico. The Westlake Village, California and Naucalpan, Mexico facilities are owned by the Company, except for a small portion of the Naucalpan facility that is leased. In addition, the Company leases certain distribution facilities, sales offices and service centers to facilitate its operations globally, including distribution facilities in New Jersey and Kaufbeuren, Germany. As of January 1, 2002, the Company began utilizing a leased distribution center in Lerma, Mexico. The Company’s properties are suitable and adequate to meet its current and anticipated requirements.

Item 3.	Legal Proceedings

      The Company is subject from time to time to various litigation and claims arising in the ordinary course of its business. The Company does not believe that any known litigation or claims pending against it would, if determined in a manner adverse to it, have a material adverse effect on its business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the security holders of the Company during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

      There is no established public trading market for the Parent’s common stock (the “Common Stock”). The Parent is a wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l. The Parent has not paid in the past, and does not expect to pay for the foreseeable future, regular dividends on shares of its Common Stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the Parent, subject to the restrictions set forth in the senior credit agreement and the Indenture for its senior subordinated notes (the “Indenture”), which currently restrict the payment of cash dividends to stockholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Overview — Recent Developments — Announcement of Sale to Vorwerk & Co. KG” and  “— Liquidity and Capital Resources.”

Item 6.	Selected Financial Data

      The following is a summary of selected consolidated financial data of the Company (amounts in millions except for consultant and consultant productivity data). The selected consolidated financial data, other than consultant data, as of December 31, 2003 and for the year ended December 31, 2003 are derived from the audited consolidated financial statements of Jafra Worldwide Holdings (Lux) S.àr.l. which appear in Item 8. “Financial Statements and Supplementary Data.” The selected consolidated financial data, other than data on consultants and consultant productivity, as of December 31, 2002 and for the years ended December 31, 2002 and 2001 are derived from the audited financial statements of CDRJ Investments (Lux) S.A., the former parent company, which appear in Item 8. “Financial Statements and Supplementary Data.” The selected consolidated financial data as of December 31, 2001 and 2000 and for the year ended December 31, 2000 are derived from the audited financial statements of CDRJ Investments (Lux) S.A. which are not included herein. The consolidated financial data as of and for the year ended December 31, 1999 are derived from the unaudited consolidated financial statements of CDRJ Investments, which are not included herein. The related selected financial data should be read in conjunction with such financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All other financial data presented has been derived from audited financial statements of the CDRJ Investments (Lux) S.A. which are not included herein.

	Years Ended December 31,

	2003	2002	2001	2000	1999

Statement of Operations Data:
Net sales(a)	$383.9	$382.6	$365.4	$310.5	$286.8
Cost of sales	89.7	90.2	84.2	76.7	79.3

Gross profit	294.2	292.4	281.2	233.8	207.5
Selling, general and administrative expenses(a)	249.6	233.8	225.0	188.8	173.2
Restructuring and impairment charges(b)	—	—	—	2.6	4.8
Gain on sale of assets	—	—	—	—	(1.1)

Income from operations	44.6	58.6	56.2	42.4	30.6
Other income (expense):
Exchange (loss) gain, net	(11.0)	(10.6)	(9.5)	(11.7)	3.3
Interest expense	(21.2)	(11.7)	(13.7)	(16.3)	(17.8)
Interest income	0.3	0.3	0.3	0.6	0.8
Loss on extinguishment of debt	(6.6)	—	—	(0.5)	(0.7)
Other expense	(0.6)	(0.2)	(0.3)	(1.1)	—
Other income	0.2	0.3	0.2	2.7	—

Income from continuing operations before income taxes and cumulative effect of accounting change	5.7	36.7	33.2	16.1	16.2
Income tax expense	8.3	16.2	17.3	9.7	10.7

Income (loss) from continuing operations before cumulative effect of accounting change	(2.6)	20.5	15.9	6.4	5.5
Loss on discontinued operations, net of income tax expense of $0 in 2003, $0.1 in 2002 and 2001 and $0 in 2000 and 1999	(5.4)	(1.5)	(0.2)	—	(0.8)

(Loss) income before cumulative effect of accounting change	(8.0)	19.0	15.7	6.4	4.7
Cumulative effect of accounting change, net of income tax expense of $0 in 2002 and $0.1 in 2001(e)	—	(0.2)	0.1	—	—

Net (loss) income	$(8.0)	$18.8	$15.8	$6.4	$4.7

	Years Ended December 31,

	2003	2002	2001	2000	1999

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$16.1	$26.8	$5.7	$4.6	$3.8
Working capital(c)	11.7	12.1	14.7	19.4	33.8
Property and equipment, net	63.4	60.4	59.0	50.8	50.2
Total assets	293.7	290.0	291.1	276.9	278.4
Total debt(d)	247.5	84.4	93.1	109.0	133.5
Stockholders’ (deficit) equity	$(55.4)	$108.5	$96.0	$81.2	$75.8
Other Financial Data:
Net cash provided by (used in) operating activities	$13.0	$43.4	$30.6	$32.5	$(1.6)
Net cash used in investing activities	(11.5)	(11.3)	(11.7)	(7.2)	(3.1)
Net cash used in financing activities	(10.6)	(8.7)	(16.6)	(23.5)	(7.4)
Depreciation and amortization	5.7	5.5	7.6	7.6	7.1
Amortization and write off of deferred financing fees	4.0	1.4	1.4	1.9	1.8
Capital expenditures	$10.7	$11.0	$11.2	$7.1	$5.8
Total ending consultants	412,000	401,000	351,000	293,000	274,000
Average ending consultants(f)	407,000	376,000	344,000	290,000	260,000
Consultant productivity(f)	$943	$1,018	$1,062	$1,071	$1,103

(a)	In connection with the adoption of Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” on January 1, 2002, reclassifications have been made to all periods ending prior to that date to reflect commissions on personal sales paid to consultants, previously reported as selling, general and administrative expenses, as a reduction of net sales and selling, general and administrative expenses. The amounts that have been reclassified as a reduction to net sales and selling, general and administrative expenses are $3.8 million, $3.3 million and $3.1 million for the years ended December 31, 2001, 2000 and 1999.

(b)	Restructuring and impairment charges include the following: for 2000, approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges and for 1999, approximately $3.7 million of restructuring charges and approximately $1.1 million of asset impairment charges.

(c)	Working capital is calculated as total current assets excluding cash less current liabilities excluding current portion of long term debt.

(d)	Total debt consists of borrowings under the subordinated notes, term loan, revolving loan and unsecured foreign bank loan.

(e)	In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” on January 1, 2002, the Company recorded a net loss of $0.2 million (net of a tax effect of $0) as a cumulative transition adjustment to earnings. In connection with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, the Company recorded a net gain of $0.1 million (net of a tax effect of $0.1 million) as a cumulative effect adjustment to earnings.

(f)	The average consultant base is calculated by averaging the total ending consultant base as of the last day of each of the prior twelve months. A consultant is included in the total ending consultant base if she places an order within the prior four months. Consultant productivity is defined as net sales in U.S. dollars divided by the annual average number of consultants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion of the results of operations, financial condition and liquidity of the Company should be read in conjunction with the information contained in the consolidated financial statements and notes thereto included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. These statements have been prepared in conformity with accounting principles generally accepted in the United States and require management to make estimates and assumptions that affect amounts reported and disclosed in the financial statements and related notes. Actual results could differ from these estimates. The results of operations for the periods reflected herein are not necessarily indicative of results that may be expected for future periods.

Overview

      The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a direct selling network of approximately 412,000 independent consultants, who market and sell the Company’s products to their customers. The Company’s largest markets are Mexico and the United States, which together contributed approximately 89% of its total net sales in 2003.

Recent Developments — Announcement of Sale to Vorwerk & Co. KG

      On March 30, 2004, it was announced that a subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany, entered into an agreement whereby it will acquire all of the issued and outstanding common stock of North Atlantic, which will be the Company’s top-tier holding company upon completion of the liquidation of CDRJ Investments, from its shareholders. The transaction is expected to close in the second quarter of 2004 and is subject to the satisfaction of customary closing conditions, including customary regulatory approvals. The agreement may be terminated if the transaction is not consummated by July 31, 2004. The Company and its subsidiaries will remain responsible for their outstanding debt following the closing of this transaction.

      There can be no assurance that this transaction will be completed as announced, or at all. If this transaction is completed as contemplated, it will constitute a change of control as defined in the Senior Credit Agreement and in the indenture governing the Company’s 10  3/4% Notes. Upon completion of this transaction, the Company expects that North Atlantic will withdraw the registration statement filed on February 13, 2004 in connection with its proposed initial public offering of its common stock (the “Registration Statement”) and that it will not consummate the redemption of 35% of the 10  3/4% Notes described in the Registration Statement.

Markets

      The Company’s business operates in four primary markets: Mexico, the United States, Europe and South America. Of these, Mexico is the largest, with approximately 63% of total net sales. Net sales in the United States, Europe and South America represented 26%, 9% and 2%, respectively, of total net sales for the year ended December 31, 2003. In 2000, the Company divided the United States into two divisions: the General Division and the Hispanic Division, which is comprised of Spanish-speakers, and represents approximately two-thirds of the total U.S. business. In Europe, the Company operates in Germany, Switzerland, Italy, Austria and the Netherlands, and several other countries through distributors. The Company has renewed its focus on the strengths of the Mexican, U.S. and European markets and, in the third quarter of 2003, the Company discontinued its operations in Chile, Colombia, Peru and Venezuela, and in the fourth quarter of 2003, the Company ceased its operations in Thailand. Consequently, the historical financial statements have been revised for all periods presented to reflect the operations in these markets, except Thailand, as discontinued operations and the number of consultants has been reduced accordingly. The historical financial statements have not been revised to reflect operations in Thailand as discontinued operations because management believes the impact of such a restatement would be immaterial. The Company also reevaluated its strategy in Brazil and Argentina, which management believes are good market opportunities for the

Company’s business During the fourth quarter of 2003, the Company completed an aggressive restructuring in Brazil, which included cost-cutting measures and new product management strategies. The cost-cutting measures taken in Brazil in the latter part of 2003 included the removal of the local senior management team and other employees. Their responsibilities were assumed by other existing employees. In addition, the senior manager was replaced with a new general manager. The Company also streamlined the Brazilian promotional program by eliminating certain promotional discounts that were customarily given with orders and the Company carefully re-evaluated its pricing on promotional offers and eliminated excessive discounts on a variety of product offers, leading to an improvement in gross margins and reduction in selling, general and administrative expenses.

Seasonality and Sales Cycles

      The business, measured both in terms of net sales and in terms of numbers of consultants, is subject to certain seasonal trends. Both net sales and the number of consultants typically increase at year end, primarily due to the winter holiday season both as an occasion for the purchase of gifts and as a time of year when there may be increased interest in joining the consultant network as a way of generating extra income.

      Consultant turnover occurs throughout the year, as is typical in the direct sales industry, and results in variation in the consultant base as measured at the end of intra-year reporting periods the Company experiences a rate of consultant turnover of over 125% from year to year, which the Company believes is typical of the direct sales industry. In addition, the consultant base and net sales also fluctuate within quarterly reporting periods because the Company has six two-month sales cycles in each fiscal year. The second and fifth sales cycle straddle the first and second, and third and fourth quarters, respectively. As a result, the first and third quarters, which each include only the first half of one of the two cycles in the period, may result in relatively lower net sales than the second and fourth quarters, which each include the second half of that sales cycle.

      The Company typically schedules sales promotions to coincide with the beginning of a new sales cycle, but product launches may come at various times throughout the year based on the product development cycle. A successful product launch in a particular reporting period may cause that period to exhibit relatively stronger results because of the higher level of interest in the new product or line. Some fiscal quarters may appear to have generated stronger or weaker net sales or consultant interest as expressed in the number of consultants than the preceding period because of the number of sales cycles closing within that quarter. In addition, because the types of promotions and the timing of certain key new product launches may vary from year to year, quarter over quarter comparisons are generally not be representative of the Company’s growth potential.

      The following table illustrates the Company’s net sales among the four quarters of each of the last three fiscal years (dollars in millions):

	For the Year Ended December 31,				For the Year Ended December 31,				For the Year Ended December 31,
	2003				2002				2001

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Net sales	$90.2	$100.0	$86.6	$107.1	$96.5	$95.7	$93.1	$97.3	$83.5	$93.2	$89.7	$99.0
% of full fiscal year	23%	26%	23%	28%	25%	25%	24%	26%	23%	26%	24%	27%

Measures of Consultant Performance

      In evaluating the results of operations, management utilizes several key measures relating to the performance of the Company’s independent consultants.

      Consultants at End of Period or Consultant Base. The Company defines the consultants or consultant base at the end of a period as the number of consultants that have placed an order within the past four months as of the end of the period. The Company uses period-to-period comparisons of its consultant base as an indicator of the growth of the business. As a result of this four-month convention, the number of consultants from one month to the next may vary significantly due to the timing of certain key events, promotions and product launches.

      Average Number of Consultants. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. The Company uses period-to-period comparisons of the average number of consultants as an indicator of the growth of the business, and this number is more directly correlated with net sales than the ending consultant number for a given period.

      Consultant Productivity. Management also regards consultant productivity as an important measure of the Company’s ability to generate net sales on a cost-efficient basis. Consultant productivity refers to the amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. U.S. dollar productivity is impacted by fluctuations in exchange rates. Management believes that productivity in local currency is a better indicator of the business’s performance. In a period of rapid growth of the consultant base, productivity can be impacted by the number of new consultants whose average order size is typically lower than that of established consultants. A component of productivity is the activity rate of the Company’s consultants. The activity rate is defined as the percentage of consultants included in the base who have placed an order during any given period.

      The Company intends to seek to continue to grow its consultant base by continuing to provide a variety of incentives and overrides, which encourage existing consultants and managers to sponsor new consultants. In the past, the Company’s net sales have typically grown in line with the growth in the Company’s consultant base. Conversely, consultant productivity is somewhat adversely affected by an increase in the relative percentage of newer consultants, as new consultants typically have lower productivity than experienced ones. Consequently, normal growth in the consultant base tends to increase net sales, while reducing average consultant productivity. From time to time, consultant liquidity is affected by the overall economic condition of a country in which the Company operates. In weaker economies, the collection cycle of payments from the ultimate consumer to the consultants to the Company sometimes increases slightly. However, even during these periods, the Company has historically had sufficient cash flow to satisfy its debt obligations.

Compensation of the Company’s Direct Selling Network

      Consultants earn income by purchasing products from the Company at wholesale prices and selling to consumers at suggested retail prices. In addition, consultants who sponsor a certain number of recruits and meet certain minimum sales levels can become managers or lineage leaders. The compensation of a manager or lineage leader includes overrides, which are equal to a percentage of the paid sales generated by consultants recruited directly or indirectly by them. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Additionally, managers are also motivated to perform collection efforts on the Company’s behalf, as overrides paid on a consultant’s downline productivity are paid only upon the collection of receivables. The overrides represent a significant portion of the Company’s selling, general and administrative expense.

Research and Development

      Research and development is a key part of new product introductions that motivate the consultant base and increase net sales. The Company has its own in-house development department staffed with 10 trained professionals. The Company has chosen a strategy that allows it to focus most of its efforts on the development side. The Company utilizes research and industry developments as well as proven market concepts and products as a base for its development of new products. As a result, research and development expenses are less than 1% of net sales, but the Company has delivered a very steady stream of value-added new products, including some first-to-market concepts.

Foreign Currency Translation

      The Company generates the majority of its net sales through peso-denominated sales to consultants in Mexico, which is its largest market. The Company also has operations in other overseas markets, each of which generates net sales in its respective local currency. Because the Company reports its financial results in, and nearly all of its debt is denominated in, U.S. dollars, the Company is exposed to significant foreign currency related risks in connection with the translation of its activities outside the United States from local currencies into U.S. dollars and the translation of currency for the repayment of debt, payment of interest expense and other dollar-denominated obligations into U.S. dollars.

Results of Operations

      Net Sales. The Company records net sales based on the wholesale price of product sold to its consultants. The Company’s net sales represents net revenue plus the shipping, handling and other fees paid to it by consultants, less any commissions paid by the Company to consultants on their personal sales. Approximately 90% of these net sales are product-related and are commissionable, while 10% are consultant kits and other sales aids, training materials and certain other products which are non-commissionable. Sales are recorded upon shipment by third-party carrier to the consultants. The retail price of the Company’s products is at the high end of the range for comparable direct selling merchants. The wholesale price is determined by the commission earned by the consultant based on the size of the order.

      Cost of Sales. The Company’s cost of sales primarily represents the cost to the Company of the products it sells to its consultants and costs associated with free product on certain promotional arrangements. Cost of sales also includes manufacturing and other production-related expenses and charges related to obsolete and slow-moving inventory. The Company’s gross margins may not be comparable to those of other entities because the Company includes certain costs related to distribution in selling, general and administrative expenses rather than in cost of sales.

      Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) include sales promotional expenses, including the cost of various sales incentives, distribution expenses, and shipping and handling costs, as well as selling, marketing and administrative expenses, including general management, finance, human resources, and information technology. SG&A expenses also include override payments to lineage leaders who earn a percentage of the sales of the consultants in their downline and bad debt expense related to uncollectible accounts receivable.

      Loss on Discontinued Operations. During the year ended December 31 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. Accordingly, the results of these markets have been classified as discontinued operations in all periods disclosed in the statements of operations.

      The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Years Ended December 31,

	2003		2002		2001

	($ in millions)
Net sales(1)	$383.9	100.0%	$382.6	100.0%	$365.4	100.0%
Cost of sales	89.7	23.4	90.2	23.6	84.2	23.0

Gross profit	294.2	76.6	292.4	76.4	281.2	77.0
Selling, general and administrative expenses(1)	249.6	65.0	233.8	61.1	225.0	61.6

Income from operations	44.6	11.6	58.6	15.3	56.2	15.4
Exchange loss, net	(11.0)	(2.9)	(10.6)	(2.8)	(9.5)	(2.6)
Interest expense	(21.2)	(5.5)	(11.7)	(3.1)	(13.7)	(3.8)
Interest income	0.3	0.1	0.3	0.1	0.3	0.1
Loss on extinguishment of debt	(6.6)	(1.7)	—	0.0	—	0.0

	Years Ended December 31,

	2003		2002		2001

	($ in millions)
Other expense	(0.6)	(0.2)	(0.2)	0.1	(0.3)	(0.1)
Other income	0.2	0.1	0.3	0.0	0.2	0.0

Income from continuing operations before income taxes and cumulative effect of accounting change	5.7	1.5	36.7	9.6	33.2	9.0
Income tax expense	8.3	2.2	16.2	4.2	17.3	4.7

(Loss) income from continuing operations before cumulative effect of accounting change	(2.6)	(0.7)	20.5	5.4	15.9	4.3
Loss on discontinued operations, net of income tax expense of $0 in 2003, and $0.1 in 2002 and 2001	(5.4)	(1.4)	(1.5)	(0.4)	(0.2)	(0.1)
(Loss) income before cumulative effect of accounting change	(8.0)	(2.1)	19.0	5.0	15.7	4.2

Cumulative effect of accounting change, net of income tax expense of $0 in 2002 and $0.1 in 2001	—	—	(0.2)	(0.1)	0.1	0.1

Net (loss) income	$(8.0)	(2.1)%	$18.8	4.9%	$15.8	4.3%

(1)	In connection with the adoption of Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” on January 1, 2002, reclassifications have been made to periods ending prior to that date to reflect commissions on personal sales paid to consultants, previously reported as selling, general and administrative expenses, as a reduction of net sales and selling, general and administrative expenses. The amount that has been reclassified as a reduction of net sales and selling, general and administrative expenses is $3.8 million for the year ended December 31, 2001.

      The following tables represent selected components of the consolidated results of operations by market. Management evaluates market performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and other intangible assets. Results for subsidiaries in South America, the Dominican Republic and Thailand are combined and included in the following tables under the caption “All Others.” The Company expects that in future periods, the results for the Dominican Republic will be included in the U.S. segment. Corporate expenses, reorganization and restructuring charges, unusual gains and losses and, in 2001, amortization of goodwill and other intangible assets are included under the caption “Corporate, Unallocated and Other.”

					Corporate,
		United			Unallocated	Consolidated
	Mexico	States	Europe	All Others	and Other	Total

	(Dollars in millions)
Year Ended December 31, 2003
Net sales	$241.7	$99.4	$32.9	$9.9	$—	$383.9
Cost of sales	58.8	23.0	7.1	3.8	(3.0)	89.7

Gross profit	182.9	76.4	25.8	6.1	3.0	294.2
Selling, general and administrative expenses	116.8	59.9	23.9	11.1	37.9	249.6

Income (loss) from operations	$66.1	$16.5	$1.9	$(5.0)	$(34.9)	$44.6

Year Ended December 31, 2002
Net sales	$251.6	$92.1	$26.9	$12.0	$—	$382.6
Cost of sales	60.6	21.2	6.3	4.0	(1.9)	90.2

Gross profit	191.0	70.9	20.6	8.0	1.9	292.4

					Corporate,
		United			Unallocated	Consolidated
	Mexico	States	Europe	All Others	and Other	Total

	(Dollars in millions)
Selling, general and administrative expenses	124.7	55.3	19.4	13.6	20.8	233.8

Income (loss) from operations	$66.3	$15.6	$1.2	$(5.6)	$(18.9)	$58.6

Year Ended December 31, 2001
Net sales	$247.5	$79.6	$26.4	$11.9	$—	$365.4
Cost of sales	59.4	18.3	5.5	3.7	(2.7)	84.2

Gross profit	188.1	61.3	20.9	8.2	2.7	281.2
Selling, general and administrative expenses	116.8	49.8	19.1	14.0	25.3	225.0

Income (loss) from operations	$71.3	$11.5	$1.8	$(5.8)	$(22.6)	$56.2

See Note 13 to the Company’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net Sales. Net sales for 2003 increased to $383.9 million from $382.6 million for 2002, an increase of $1.3 million, or 0.3%. In local currencies, net sales increased 7.2% in 2003 compared to 2002. The average ending number of consultants worldwide increased 8.2% to approximately 407,000 consultants in 2003, an increase of 31,000 consultants over the 2002 average ending number of consultants. The increase in the average number of consultants was primarily the result of consultant increases in Mexico, the Hispanic Division of the United States and Europe. Measured in local currencies, consultant productivity decreased 1.0%, but because of weaker average exchange rates, consultant productivity measured in U.S. dollars decreased 7.4% in 2003 compared to 2002.

      In Mexico, net sales, excluding intersegment sales, for 2003 increased 7.2% compared to net sales for 2002 as measured in local currency. However, due to weaker average exchange rates, net sales measured in U.S. dollars decreased 3.9% in 2003 to $241.7 million compared to $251.6 million for 2002. The Mexican peso devalued approximately 8% from December 2002 to December 2003, which resulted in an approximately 11.1% unfavorable impact on Mexico net sales. The increase in net sales measured in local currency in 2003 compared to 2002 was due primarily to an increase in the average number of consultants and an increase in consultant productivity. The average number of consultants in Mexico increased to approximately 265,000 consultants in 2003 compared to 252,000 in 2002, a 5.2% increase. The increase in the consultant base was primarily the result of an increase in the number of new consultants resulting from promotions aimed at increasing the sponsorship of new consultants, and a favorable response to discounted new consultant cases. Consultant productivity for 2003 increased 1.9% measured in local currency due to sales volume promotions and hostess promotions.

      In the United States, net sales, excluding intersegment sales, for 2003, increased to $99.4 million from $92.1 million for 2002, an increase of $7.3 million, or 7.9%. The United States is comprised of two distinct divisions, the Hispanic Division and the General Division. The Hispanic Division’s net sales increased 9.5%, to $67.0 million in 2003 from $61.2 million in 2002, as a result of an increase in the average number of consultants. The impact of this increase in the average number of consultants was partially offset by a decrease in consultant productivity. The General Division’s net sales increased 4.2% to $32.3 million in 2003, from $31.0 million in 2002, as a result of an increase in consultant productivity and in the average number of consultants.

      The Hispanic Division had an average of 49,000 consultants in 2003, a 26% increase compared to the average number of consultants in 2002. The increase in the consultant base was primarily the result of attractive consultant case promotions and temporary changes in the commission structure to encourage consultant retention in 2003 compared to 2002. The Hispanic Division’s consultant productivity decreased 12.5% due to the rapid new consultant growth in 2003 as new consultants entering the business are generally less productive than the established consultants.

      The General Division had a 3.4% increase in consultant productivity in 2003 compared to 2002 due largely to the increase in internet orders. During 2002 the Company implemented program changes in its U.S. business to increase the minimum order size in order for consultants to achieve the maximum commission rate. The result of the program change was for the consultant base to consist of more consultants purchasing products for resale rather than personal use, which increased the consultant productivity. The average consultant base in the General Division increased 1.0% to approximately 30,000 consultants.

      In Europe, net sales for 2003 were $32.9 million, compared to $26.9 million for 2002, an increase of $6.0 million, or 22.3%, in part due to stronger average exchange rates. Measured in local currencies, net sales increased 7.1% in 2003 compared to 2002. The increase in net sales was primarily the result of an increase in the average number of consultants during 2003 compared to 2002, offset by a decrease in consultant productivity measured in local currencies. The average number of consultants in Europe increased to approximately 18,000 in 2003, an increase of 12.1% compared to the average number of consultants 2002. The increase in the consultant base was the result of a continued promotional focus during the year on recruitment of new consultants. In Europe, consultant productivity measured in local currencies decreased 4.5% in 2003 compared to 2002 as a result of smaller average orders.

      Net sales in the other markets for 2003 were $9.9 million, a decrease of $2.1 million, or 17.5% compared to $12.0 million for 2002. In Brazil, net sales in 2003 were $5.9 million, compared to $5.2 million in 2002, an increase of 13.5% primarily as the result of an increase in the average number of consultants, offset by reduced consultant productivity. Net sales in the Dominican Republic were $2.8 million in 2003, compared to $5.3 million for 2002, primarily as a result of the 66% devaluation of the Dominican Republic peso and a decrease in consultant productivity. Net sales in Argentina increased by approximately $0.1 million.

      Gross Profit. Gross profit in 2003 increased to $294.2 million from $292.4 million in 2002, an increase of $1.8 million, or 0.6%. Gross profit as a percentage of net sales or gross margin, increased to 76.6% from 76.4% as a result of lower than anticipated manufacturing costs within “Corporate, Unallocated and Other” and an increase in gross margin in Europe, partially offset by decreases in gross margin in Mexico, the United States and All Others.

      In Mexico, gross margin decreased nominally to 75.7% in 2003 compared to 75.9% in 2002 due primarily to a decreased margin contribution from new products. The percentage of commissionable sales compared to total sales remained relatively constant at approximately 91.0% in 2002 and 2003.

      In the United States, gross margin decreased nominally to 76.9% in 2003 compared to 77.0% in 2002.

      In Europe, gross margin increased to approximately 78.4% in 2003 compared to 76.6% in 2002 principally as the result of impact of the favorable exchange rates of the euro to the U.S. dollar on cost of sales, as a significant amount of inventory in Europe is purchased in U.S. dollars.

      In the other markets, gross margin in 2003 decreased to 61.6% compared to 66.7% in 2002. Gross margin in Brazil increased to 58.4% in 2003 compared to 56.4% in 2002 due to positive trends in gross margin during the last three months of the year as a result of the Company’s restructuring activities in that market. Gross margin in the Dominican Republic also increased in 2003 compared to 2002. However, the increases in gross margin in Brazil and the Dominican Republic, were offset by a significant decrease in Thailand’s gross margin in 2003 compared to 2002, as a result of the process of liquidating the assets in Thailand in 2003, as well as a decrease in Argentina’s gross margin, the impact of average weaker exchange rates on the cost of purchasing inventory adversely affected Argentina’s margin.

      Selling, General and Administrative Expenses. SG&A expenses in 2003 increased to $249.6 million from $233.8 million in 2002, an increase of $15.8 million, or 6.8%. SG&A expenses, as a percentage of net sales, increased to 65.0% in 2003 from 61.1% in 2002, primarily due to approximately $16.8 million of costs related to the Company’s recapitalization activities which were included within “Corporate, Unallocated and Other.”

      In Mexico, SG&A expenses decreased to $116.8 million in 2003, from $124.7 million in 2002, a decrease of $7.9 million, or 6.3% primarily due to average weaker exchange rates. As a percentage of net sales, SG&A expenses decreased to 48.3% in 2003 compared to 49.6% in 2002. A decrease in administrative and variable freight expenses, partially offset by an increase in sales promotional expenses reduced SG&A expenses in Mexico. Administrative expenses decreased primarily as a result of $3.4 million of lower bad debt expense in 2003 compared to 2002. Variable freight out expenses decreased in 2003 compared to 2002 because of reduced costs as a result of consolidation of orders in 2003. Sales promotional expenses increased in 2003 compared to 2002 as a result of additional attendees, in part due to better collections, qualifying for and attending the annual consultant convention and the annual leadership seminar.

      In the United States, SG&A expenses increased to $59.9 million in 2003 from $55.3 million in 2002, an increase of $4.6 million, or 8.3% as a result of increased net sales. As a percentage of net sales, SG&A expenses increased nominally to 60.2% in 2003 compared to 60.0% in 2002.

      In Europe, SG&A expenses increased to $23.9 million in 2003 from $19.4 million in 2002, an increase of $4.5 million, or 23.2%. As a percentage of net sales, SG&A expenses increased to 72.6% in 2003 from 72.1% in 2002, primarily as a result of increased sales promotional expenses and override expenses in 2003. Sales promotional expenses in Europe increased as a result of increased promotional activity in an effort to stimulate consultant base growth. Override expenses increased as a result of better collections in Italy, Holland, Austria and Switzerland, as overrides are based on collected receivables.

      SG&A expenses in South America and Thailand decreased to $11.1 million in 2003, compared to $13.6 million in 2002, a $2.5 million decrease, or 18.4%. As a percentage of net sales, SG&A expenses increased by 12.0 percentage points in the Dominican Republic, primarily as a result of additional sales promotional activity and reduced net sales, and 63.0 percentage points in Thailand as a result of the process of liquidating of our assets in that market, and decreased by 28.2 percentage points in Brazil as a result of restructuring activities. In total for these markets SG&A expenses decreased approximately 1.2 percentage points, to 112.1% in 2003 compared to 113.3% in 2002.

      SG&A expenses in Corporate, Unallocated and Other increased to $37.9 million in 2003 compared to $20.8 million in 2002, as a result of the costs incurred in connection with the May, 2003 recapitalization of the Company. During 2003, the Company incurred $16.8 million of costs in connection with the May 2003 recapitalization of the Company and other transactions that were contemplated, but were not completed. The most significant portion of this increase was $13.2 million of compensation expense attributable to bonuses paid to certain members of management and non-employee board of director members as a result of the May 2003 recapitalization. In 2002, the Company incurred approximately $1.5 million of costs related to certain transactions contemplated but not completed.

      Exchange Loss. The Company’s net foreign exchange loss in 2003 was $11.0 million compared to $10.6 million in 2002, an increase in exchange losses of $0.4 million, or 3.8%. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico, Europe and South America. The net exchange loss has three primary elements: gains or losses on forward currency and option contracts, unrealized and realized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies.

      In 2003 and 2002, the Company used option contracts to hedge foreign currency exposure to the Mexican peso. The Company purchases exchange rate put options which gives it the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate, which the Company refers to as strike rate. The option contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which give the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The premiums earned from selling the call options exactly offset the premiums paid from purchasing the put options, creating a net zero-cost hedge structure. The effect of these contracts would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate. In mid-2002, the Company modified its policy to include use of option contracts. Prior to amendment of the policy, the Company used foreign currency forward contracts (“forward contracts” or “forwards”) to hedge foreign currency exposure to the Mexican peso. In mid-2002, in order to execute the option contracts and to offset the current outstanding forward contracts to sell Mexican pesos, the Company entered into forward contracts to buy Mexican pesos.

      During 2003, the Company recognized $0.8 million of exchange gains related to option contracts. As the Company utilizes hedge accounting pursuant to SFAS No. 133 for forward and option contracts to hedge certain forecasted transactions, certain losses are deferred as a separate component of other comprehensive loss and are recognized in income at the same time that the underlying hedged exposure is recognized in income. As of December 31, 2002, the Company had deferred losses of $0.3 million as a component of other comprehensive loss. During 2003, the Company deferred an additional $0.4 million of gains on option contracts as a component of other comprehensive loss. Pursuant to SFAS No. 133, the losses and gains are recognized into income at the same time that the underlying hedge exposure is recognized in income. During the year ended December 31, 2003, the Company reclassified $0.5 million of exchange gains on option contracts from other comprehensive loss into exchange loss on the consolidated statement of operations. Additionally, during the year ended December 31, 2003, the Company reclassified $0.7 million of losses on forward contracts and a nominal amount of exchange gains on option contracts from other comprehensive loss into cost of sales in the consolidated statements of operations.

      During 2002, the Company recognized $2.6 million of exchange losses related to forward contracts and $0.9 million of exchange gains related to option contracts (including the reclassification of other comprehensive loss into exchange loss). As of December 31, 2001, the Company had deferred losses of $3.7 million as a component of other comprehensive loss. During 2002, the Company deferred an additional $1.8 million of losses on forward exchange contracts and $1.3 million of exchange gains on option contracts as a component of other comprehensive loss. During the year ended December 31, 2002, the Company reclassified $1.6 million of losses on forward contracts and $0.5 million of exchange gains on option contracts from other comprehensive loss into exchange loss on the consolidated statement of income. Additionally, during the year ended December 31, 2002, the Company reclassified $3.1 million of losses on forward contracts and $0.4 million of exchange gains on option contracts from other comprehensive loss into cost of sales in the consolidated statements of operations.

      During 2003, the Mexican peso devalued approximately 8%. As a result of the devaluation, the Company recognized approximately $12.3 million of losses on the remeasurement of the U.S. dollar-denominated debt, most of which was unrealized. Additionally, the Company recognized $0.5 million of gains in 2003 on other foreign currency transactions, including intercompany transactions.

      During 2002, the Mexican peso devalued 13.5%, which resulted in a $5.2 million loss on the remeasurement of U.S. dollar-denominated debt, most of which was unrealized. The Company recognized $4.3 million of other exchange losses on other foreign currency transactions, most of which was unrealized, primarily due to the weakening of the South American currencies.

      Interest Expense, Net of Interest Income. Interest expense increased to $20.9 million in 2003 compared to $11.4 million in 2002, an increase of $9.5 million, or 83.3%. The increase in interest expense was primarily the result of the May 2003 recapitalization of the Company, which resulted in a higher average debt balance during 2003 compared to 2002. The average debt balance during 2003 was $194.7 million compared to $90.8 million during 2002.

      Loss on Extinguishment of Debt. On May 23, 2003, the Company repurchased its outstanding 11 3/4% Subordinated Notes due April 30, 2008 in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, the Company repaid $7.4 million under its then existing credit agreement. In connection with the redemption of these notes and the termination of this credit agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. The total expense related to the extinguishment of the previous debt was $6.6 million.

      Other Income (Expense), Net. Other income (expense) was an expense of $0.4 million in 2003, compared to income of $0.1 million in 2002, a change of $0.5 million. Other income (expense) in 2003 related primarily to certain entity formation expenses.

      Income Tax Expense. Income tax expense decreased to $8.3 million in 2003 from $16.2 million in 2002, a decrease of $7.9 million, or 48.8%. The Company’s effective income tax rate from continuing operations increased to 145.6% in 2003, compared to 44.1% in 2002. The effective tax rate in 2003 was primarily the result of valuation allowances against net operating losses on the Company’s Mexican subsidiaries and valuation allowances against certain operating losses generated by the Company’s Brazilian entity. In 2002, the Company released $2.3 million of valuation allowances against certain deferred tax assets in the United States and had a $1.2 million favorable change on net deferred tax liabilities in Mexico due to the impact of the enactment of changes in Mexico’s future corporate statutory rates. These were partially offset by valuation allowances against certain pretax expenses in the United States.

      Loss on Discontinued Operations. Loss on discontinued operations was $5.4 million in 2003, compared to $1.5 million in 2002, an increase in loss of $3.9 million, or 93.3%. The additional losses in 2003 were primarily due to the write-off of certain assets in connection with the Company’s exit from Venezuela, Colombia, Chile and Peru and the reclassification of $2.5 million accumulated other comprehensive loss to loss on discontinued operations.

      Net (Loss) Income. Net loss was $8.0 million in 2003 compared to net income of $18.8 million in 2002, an unfavorable change of $26.8 million. The decrease in net income was due to a $15.8 million increase in SG&A expenses and a $6.6 million loss on extinguishment of debt in 2003 that resulted primarily from its May 2003 recapitalization, a $0.4 million increase in exchange loss, a $9.5 million increase in interest expense, $6.6 million of loss on early extinguishment of debt in 2003, a $0.5 million unfavorable change in other income (expense), and a $3.9 million increase in loss on discontinued operations in 2003, partially offset by a $1.8 million increase in gross margin, a $7.9 million decrease in income tax expense and the absence in 2003 of the $0.2 million of expense related to the cumulative effect of accounting change in 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Net Sales. Net sales for 2002 increased to $382.6 million from $365.4 million in 2001, an increase of $17.2 million, or 4.7%. In local currencies, net sales increased 8.6% in 2002 compared to 2001. The number of average ending consultants worldwide increased 9.3% to approximately 376,000 consultants in 2002, an increase of 32,000 consultants over the 2001 average ending number of consultants. Consultant activity decreased approximately 1.4%, with 49.3% of all consultants considered active in 2002, compared to 50.0% in 2001. In general, consultants are considered to be active ordering consultants at any one time if they place an order within the month immediately preceding such time. Consultant productivity decreased 4.4% in 2002 compared to 2001, due primarily to weaker local currencies, partially offset by increased productivity in the United States market due to planned program changes.

      In Mexico, net sales, excluding intersegment sales, for 2002 increased 5.5% compared to net sales for 2001 as measured in local currency. However, due to weaker average exchange rates, net sales measured in US dollars increased 1.7% to $251.6 million for 2002 from $247.5 million for 2001. The year-over-year increase was due to an increase in the average number of consultants, partially offset by reduced productivity. The increase in the consultant base was the result of a continued focus on sponsoring through promotions, low-cost kits and opportunity meetings. The reduction in productivity was due to the weaker average exchange rates and liquidity problems of the consultants and their clients due to the difficult macroeconomic situation in Mexico. In Mexico, the average number of consultants in 2002 increased to approximately 252,000, 9.9% over the 2001 average number of consultants. Consultant productivity decreased 7.5% in 2002 compared to 2001.

      In the United States, net sales, excluding intersegment sales, for 2002 increased to $92.1 million from $79.6 million in 2001, an increase of $12.5 million, or 15.7%. The U.S. selling market has established two distinct selling divisions to focus on the individual characteristics of the Hispanic Division and the General Division. The establishment of two distinct selling divisions allows the Company to focus on independent marketing strategies and to provide specialized recruiting, training and product offerings, which has contributed to the increased net sales. Net sales in the Hispanic Division increased 19.7% to $61.2 million and net sales in the General Division increased 8.6% to $30.9 million during 2002 compared to net sales in 2001. In the Hispanic Division, the year-to-year increase was driven by increases in the number of consultants, the number of active consultants and consultant productivity. In the General Division, the year-to-year increase was driven by an increase in consultant productivity, partially offset by a smaller consultant base. During the second quarter of 2002, program changes were implemented in the United States to increase the minimum order size required in order for the consultants to achieve the maximum 50% commission rate. As a result of this change in the program, productivity in both General and Hispanic Divisions increased. In the General Division many promotions in 2001 were geared towards increased activity rather than productivity. The promotional focus in 2002 was on productivity, which also contributed to the year-over-year productivity increase. However, as a result of increasing the minimum order size, there was an increase in consultant losses, which lead to a decrease in the consultant base. In the Hispanic Division, the average number of consultants increased 12.1% to 39,000 compared to the 2001 average. Hispanic Division consultant productivity increased 6.8% in 2002 compared to 2001 productivity. The Hispanic Division focused on aggressive sponsoring promotions and promotional kits in order to increase the number of consultants. Additionally, in 2002, consultant activity increased 6.3% in the Hispanic Division compared to 2001, with 60.7% of all consultants considered to be active in 2002. The Hispanic Division also reported increases in the number of leaders. In the General Division, consultant productivity increased 16.5% and the average number of consultants decreased 6.8% to approximately 29,000 consultants in 2002.

      In Europe, net sales, excluding intersegment sales, for 2002 increased to $26.9 million from $26.4 million in 2001, an increase of $0.5 million, or 1.9%. Measured in local currencies, net sales in 2002 decreased 3.6% compared to net sales in 2001. The increase in net sales measured in U.S. dollars was the result of the strengthening of the euro and Swiss Franc compared to the U.S. dollar, partially offset by a decrease in the average number of consultants, and reduced consultant productivity in local currencies. In Europe, the average number of consultants decreased 2.6% to approximately 16,000 consultants. In Europe, the decrease in the base was the result of a higher turnover due to a low growth economy. Consultant productivity increased 5.0% in 2002, compared to 2001, due to the strengthening of local currencies compared to the U.S. dollar. Measured in local currencies, consultant productivity decreased 1.1% in 2002 compared to 2001 productivity.

      Gross Profit. Gross profit in 2002 increased to $292.4 million from $281.2 million in 2001, an increase of $11.2 million, or 4.0%. Gross profit as a percentage of net sales (gross margin) decreased to 76.4% from 77.0%.

      In Mexico, gross margin decreased nominally to 75.9% in 2002 compared to 76.0% in 2001 due primarily to incrementally greater charges related to the reserve for slow moving inventory in 2002 and the weakening of the peso compared to the U.S. dollar, partially offset by a more favorable product mix. Excluding charges for the reserve for slow moving inventory in 2002, gross margin would have been approximately 76.3% in 2002, compared to 76.0% in 2001. The percentage of commissionable sales compared to total sales remained constant at approximately 91.0%.

      In the United States, gross margin remained constant at 77.0% between 2002 and 2001. In 2002, sales of new products contributed a greater gross margin compared to 2001. This was offset by a lower gross margin contribution from non-resale sale products. Charges for the reserve for slow moving inventory were relatively constant between 2002 and 2001.

      In Europe, gross margin in 2002 decreased to approximately 76.6% compared to 79.2% in 2001 primarily due to a more aggressive promotional activity implemented in an effort to generate sales.

      Selling, General and Administrative Expenses. SG&A expenses in 2002 increased to $233.8 million from $225.0 million in 2001, an increase of $8.8 million, or 3.9%. SG&A expenses, as a percentage of net sales, decreased to 61.1% in 2002 from 61.6% in 2001, primarily due to the discontinuation of amortization of goodwill and trademarks pursuant to SFAS No. 142. In 2001, the Company recorded $3.5 million of charges related to amortization of intangible assets.

      In Mexico, SG&A expenses increased to $124.7 million in 2002, from $116.8 million in 2001. As a percentage of net sales, SG&A expenses increased to 49.6% in 2002 compared to 47.2% in 2001. The primary factors for the increase in SG&A expenses as a percentage of net sales were selling expenses, variable freight expenses and administrative expenses. Selling expenses increased due primarily to an increase in the number of regional sales managers. As a percentage of net sales, variable freight expenses increased 1.1% due to increased orders and higher average packaging costs. Administrative expenses increased primarily due to an additional $3.4 million of bad debt expense in 2002, compared to 2001, due to declining consultant liquidity as a result of the general economic condition. Excluding the charges for bad debt expense, administrative expense was relatively constant as a percentage of sales in 2002 and 2001.

      In the United States, SG&A expenses increased to $55.3 million in 2002 from $49.8 million in 2001, an increase of $5.5 million, or 11.0%. However, as a percentage of net sales, SG&A expenses decreased to 60.0% from 62.6% primarily due to decreases in sales promotional expenses and administrative expenses. Sales promotional expenses decreased as a percentage of net sales due to the mix of events. Administrative expenses decreased as a percentage of net sales due to an increase in net sales as most of these expenses are fixed. However, administrative expenses were relatively constant in total. Certain other variable expenses, such as period distribution and freight out, increased in total in 2002, but were relatively constant as a percentage of net sales.

      In Europe, SG&A expenses increased to $19.4 million in 2002 from $19.1 million in 2001, an increase of $0.3 million. As a percentage of net sales, SG&A expenses decreased to 72.1% in 2002 from 72.3% in 2001. Administrative expenses increased in total due to larger charges related to the reserve for uncollectible accounts in Italy and incrementally higher information technology expenses in Germany in 2002 compared to 2001. The increase in administrative expenses, as a percentage of net sales, was offset by reduced sales promotional and override expenses, as a percentage of net sales, in 2002 compared to 2001.

      SG&A expenses in South America and Thailand decreased to $13.6 million in 2002, compared to $14.0 million in 2001, primarily due to the favorable impact on expenses of currency devaluation of the South American currencies compared to the U.S. dollar, and decreased incremental charges related to the reserve for uncollectible accounts in the Brazilian subsidiary in 2002 compared to 2001.

      SG&A expenses in the Corporate, Unallocated and Other categories decreased $4.3 million in 2002, compared to 2001, primarily due to the discontinuation of intangible amortization pursuant to SFAS No. 142 and administrative cost savings in the Company’s corporate headquarters. In the year 2002, the Company incurred $1.5 million of transaction related fees. During 2001, the Company wrote off $0.2 million of intangible assets as the Company determined that the undiscounted cash flows were less than the carrying amount of the assets due to a downturn in the political and economic environment of Argentina. This item, combined with the $0.1 million loss on sale of assets, yields a total of $0.3 million of loss on sale or write-down of assets in 2001.

      Exchange Loss, Net. Net foreign exchange loss in 2002 was $10.6 million compared to $9.5 million in 2001, an increase in exchange losses of $1.1 million, or 11.5%.

      In 2002, the Company continued to use forward contracts to protect against potential devaluation of the Mexican peso by selling Mexican pesos and buying U.S. dollars. Additionally, during 2002, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts” or “options”) to hedge foreign currency exposures to the Mexican peso. In order to execute the option contracts and to offset the current outstanding forward contracts to sell Mexican pesos, the Company entered into forward contracts to buy Mexican pesos.

      During 2002, the Company recognized $2.6 million of exchange losses related to forward contracts and $0.9 million of exchange gains related to option contracts (including the reclassification of other comprehensive loss into exchange loss). As the Company utilizes hedge accounting pursuant to SFAS No. 133 for forward and option contracts to hedge certain forecasted transactions, certain losses are deferred as a separate component of other comprehensive loss and are recognized in income at the same time that the underlying hedged exposure is recognized in income. As of December 31, 2001, the Company had deferred losses of $3.7 million as a component of other comprehensive loss. During 2002, the Company deferred an additional $1.8 million of losses on forward exchange contracts and $1.3 million of exchange gains on option contracts as a component of other comprehensive loss. Pursuant to SFAS No. 133, the losses and gains are recognized into income at the same time that the underlying hedged exposure is recognized in income. During the year ended

December 31, 2002, the Company reclassified $1.6 million of losses on forward contracts and $0.5 million of exchange gains on option contracts from other comprehensive loss into exchange loss on the consolidated statements of operations. Additionally, during the year ended December 31, 2002, the Company reclassified $3.1 million of losses on forward contracts and $0.4 million of exchange gains on option contracts from other comprehensive loss into cost of sales in the consolidated statements of operations.

      During 2002, the Mexican peso devalued 13.5%, which resulted in a $5.2 million loss on the remeasurement of U.S. dollar-denominated debt, most of which was unrealized. The Company recognized $4.3 million of other exchange losses on other foreign currency transactions, most of which was unrealized, primarily due to the weakening of the South American currencies.

      During 2001, the Company recognized a total of $12.2 million of exchange losses related to forward contracts (including the reclassification of other comprehensive loss into exchange loss). During 2001, the Company deferred $5.5 million of losses as a component of other comprehensive loss pursuant to SFAS No. 133. Of this $5.5 million, $0.8 million was recognized as a component of exchange loss and $1.0 million was recognized as cost of sales, in the consolidated statements of operations, resulting in $3.7 million of exchange losses deferred as a component of other comprehensive loss at December 31, 2001. As the Mexican peso strengthened in 2001, the Company recognized $2.8 million of exchange gains on the remeasurement of U.S. dollar-denominated debt in 2001. Additionally, the Company recognized $0.1 million of net exchange losses on other transactions denominated in foreign currencies.

      Interest Expense, Net of Interest Income. Interest expense decreased to $11.4 million in 2002 from $13.4 million in 2001, a decrease of $2.0 million, or 14.9%. The decrease was due to a lower debt balance, as total debt decreased approximately $8.7 million in 2002 from 2001, and lower average interest rates. Interest rates on LIBOR based borrowings decreased from 4.3% at December 31, 2001 to 3.1% at December 31, 2002.

      Income Tax Expense. Income tax expense decreased to $16.2 million in 2002 from $17.3 million in 2001, a decrease of $1.1 million, or 6.4%. The effective income tax rate from continuing operations decreased to 44.0% in 2002 from 51.8% in 2001. The reduced effective income tax rate was primarily the result of the release of valuation allowances against certain deferred tax assets in the United States and the impact of the enactment of changes in Mexico’s future corporate statutory rates on net deferred tax liabilities partially offset by reserves against certain pretax expenses in the United States. Excluding the impact of the release of the valuation allowance of $2.3 million and the impact of the enactment of changes in the Mexico rate of $1.2 million, the effective tax rate would have been 53.5% in 2002.

      Loss on Discontinued Operations. During the year ended December 31, 2002, losses on discontinued were $1.5 million, an increase of $1.3 million, compared to $0.2 million during the year ended December 31, 2001.

      Net Income. Net income increased to $18.8 million in 2002 from $15.8 million in 2001, an increase of $3.0 million, or 19.0%. The increase was due to an $11.2 million increase in gross profit, a $2.0 million decrease in interest expense, a $1.1 million decrease in tax expense, offset by a $8.8 million increase in selling, general and administrative expenses, a $1.1 million increase in exchange loss, a $0.2 million increase in loss on discontinued operations and a $0.3 million loss on the cumulative effect of accounting change, compared to a $0.1 million gain on the cumulative effect of accounting change in the prior year.

New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS No. 145 on January 1, 2003 and reclassified items previously reported as extraordinary items as a component of income from continuing operations in the accompanying consolidated statements of operations.

      On January 1, 2003, the Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” which did not result in any material impact to the Company’s financial position or results of operations. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this Statement were effective for exit or disposal activities that were initiated after December 31, 2002.

      During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transaction and Disclosure, an amendment to FASB Statement No. 123.” This Statement requires more extensive disclosure, including interim disclosure, related to stock based compensation for all companies and permits additional transition methods for companies that elect to use the fair value method for employee stock compensation. This Statement was effective for fiscal years ending after December 15, 2002. The Company adopted the disclosure requirements of SFAS No. 148. (See Note 15).

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 will be effective for the Company in the first quarter of 2004. This interpretation may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on the Company’s financial position or results of operations.

Critical Accounting Policies and Estimates

      Management’s Discussion and Analysis of Financial Condition and Results of Operations are based on the Company’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. These principles require the appropriate application of certain accounting policies, many of which require management to make estimates and assumptions about future events and their impact on amounts reported in the Company’s consolidated financial statements and related notes. Since future events and their impact cannot be determined with certainty, the actual results may differ from management’s estimates. Such differences could be material to the consolidated financial statements.

      Management believes that the application of accounting policies, and the estimates inherently required therein, are reasonable.

      These accounting policies and estimates are constantly reevaluated, and adjustments are made when facts and circumstances dictate a change. Historically, the application of accounting policies has been appropriate, and actual results have not differed materially from those determined using necessary estimates.

      The Company’s accounting policies are more fully described in Note 2 to the audited consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data”. Certain critical accounting policies are described below.

      Accounts Receivable. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of consultants to make payments. An allowance is calculated based on historical experience and the age of the outstanding receivables. If the financial condition of consultants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      Inventory Obsolescence. The Company writes down its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products. If future demand is less favorable than management’s assumptions, additional inventory write-downs may be required. Likewise, favorable future demand and market conditions could positively impact future operating results if inventory that has been written-down is sold.

      Foreign Currency Contracts. The Company enters into foreign currency forward and option contracts to reduce the effect of adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. The Company places forward and option contracts based on its forecasted U.S. dollar cash outflows from its Mexican subsidiaries over a rolling period and does not hedge transactions that are not included in the forecast on the date the forward or option contract is initiated. As a matter of policy, the Company does not hold or issue forward or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features or involving leveraged derivatives. If the Mexican peso were to significantly strengthen during the year compared to the U.S. dollar, the Company may incur additional losses on option contracts open as of the balance sheet date. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.

      Contingencies. The Company accounts for contingencies in accordance with SFAS No. 5, “Accounting for Contingencies”. SFAS No. 5 requires that the Company record an estimated loss from a loss contingency when information available prior to issuance of the Company’s financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and the amount of the loss can be reasonably estimated. Accounting for contingencies such as legal and income tax matters requires management to use judgment. Many of these legal and tax contingencies can take years to be resolved. Generally, as the time period increases over which the uncertainties are resolved, the likelihood of changes to the estimate of the ultimate outcome increases. Management believes that the accruals for these matters are adequate.

      Income Taxes. Deferred income tax assets have been established for net operating loss carryforwards of certain foreign subsidiaries and foreign tax credits originating in the United States, which are reduced by a valuation allowance. The net operating loss carryforwards expire in varying amounts over a future period of time. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized. The amount of the income tax carryforwards that is considered realizable, however, could change if estimates of future taxable income during the carryforward period are adjusted.

      Impairment of Long-Lived Assets and Intangibles. Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are evaluated for impairment based on

SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that indefinite lived intangibles not be amortized, but be tested for impairment annually.

Liquidity and Capital Resources

Overview

      The Company has historically funded expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under the old credit agreement. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements in the future with cash flow from operations and borrowings under the senior credit facilities as put in place in May 2003, although no assurance can be given in this regard. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels and management of accounts payable.

The May 2003 Recapitalization

      In May 2003 the Company entered into a series of transactions to replace existing indebtedness, to provide funds for certain internal reorganizations, including the separation of the distribution business in Mexico from certain other operating businesses and to finance distributions to equityholders. As part of these transactions, the Company took or caused to be taken the following steps.

•	Jafra Worldwide was formed as a subsidiary of North Atlantic to act as the intermediate holding company of JCI, Jafra Cosmetics S.A. and other businesses.

•	Jafra Distribution, an affiliate of Jafra Cosmetics S.A. and an indirect wholly-owned subsidiary of Jafra Worldwide, was formed to operate the distribution business in Mexico and to act as the Mexican borrower under the new senior credit facilities and the issuer the of Mexican portion of the senior subordinated notes.

•	JCI and Jafra Distribution entered into new senior credit facilities, consisting of a $50.0 million senior secured term loan facility and a $40.0 million senior revolving credit facility, and borrowed the full amount of the term loan.

•	Jafra Distribution and JCI issued $120 million and $80 million, respectively, in aggregate principal amount of the 10 3/4% Senior Subordinated Notes due 2011, or the “10 3/4% Notes”, and used a portion of the proceeds from such issuance, together with borrowings under the term loan facility described above, to repay the indebtedness of JCI and Jafra Cosmetics S.A. then outstanding and to consummate other corporate transactions.

•	JCI and Jafra Cosmetics S.A. made compensating payments in an aggregate amount of approximately $10.4 million to holders of options to acquire the capital stock of CDRJ Investments (Lux) S.A. and, through a series of inter-company transactions, the remaining proceeds from the issuance of the 10 3/4% Notes and borrowings under the senior credit facilities were paid and distributed to CDRJ Investments (Lux) S.A.

•	CDRJ Investments (Lux) S.A. then commenced liquidation proceedings and made an initial liquidating distribution to its shareholders of approximately $157.6 million in cash, of which approximately $7.2 million was paid to the Company’s executive officers and approximately $145.8 million was paid to the Clayton Distribution Rate Fund V Limited Partnership, the Company’s primary shareholder, each in their respective capacities as shareholders.

Liquidity

      On May 20, 2003, JCI and Jafra Distribution issued $200 million aggregate principal amount of 10 3/4% Notes pursuant to an indenture dated May 20, 2003 (or 10 3/4% Notes Indenture) and entered into a $90 million senior credit agreement (or “Senior Credit Agreement”.) The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

      JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the 10 3/4% Notes Indenture. Each of JCI and Jafra Distribution has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. Each Mexican subsidiary of Jafra Distribution is required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. Jafra Distribution currently has no Mexican subsidiaries. Jafra Cosmetics S.A. has also fully and unconditionally guaranteed the obligation of Jafra Distribution under the 10 3/4% Notes. Each Mexican subsidiary of Jafra Cosmetics S.A. is required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis.

      The 10 3/4% Notes are unsecured and are generally not redeemable for four years. Thereafter, the notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, JCI and Jafra Distribution at their option may concurrently redeem the 10 3/4% Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of 10 3/4% Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued and unpaid interest.

      In addition, JCI and Jafra Distribution entered into a Senior Credit Agreement (the “Senior Credit Agreement”), which provides for senior credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which a portion is available in the form of letters of credit. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. No amounts were outstanding under the revolving credit facility at December 31, 2003. Borrowings under the term loan facility are amortized in quarterly installments. Amounts outstanding under the senior credit facilities bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate plus an applicable margin or (2) an adjusted LIBOR rate plus an applicable margin. As of December 31, 2003, these applicable margins were 3.00% and 4.00% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. As of December 31, 2003, the interest rates were 6.50% and 4.69% on base rate and LIBOR loans, respectively. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company’s assets.

      The 10 3/4% Notes Indenture contains certain covenants that, among other things, limit the Parent’s ability and the ability of some of its subsidiaries to incur indebtedness or issue preferred shares, pay dividends or make distributions in respect of capital stock or to make other restricted payments; make investments; sell assets; create liens without securing the 10 3/4% Notes; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. The Parent is permitted under the 10 3/4% Notes Indenture to pay dividends, distributions and other restricted payments in an amount determined pursuant to a formula based on 50% of its consolidated net income (which, as defined in the 10 3/4% Notes Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making any restricted payments to North Atlantic based on such formula, the Parent must have a consolidated coverage ratio (as defined in the 10 3/4% Notes Indenture) of at least 2.25 to 1.00 after giving effect to any such payments. Notwithstanding these restrictions, the 10 3/4% Notes Indenture permits (i) an aggregate of $5.0 million of otherwise restricted payments and (ii) payments for certain specified uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The 10 3/4% Notes Indenture also provides for events of default, including, but not limited to, payment defaults on, or the acceleration of the maturity of, other material debt obligations.

      The Senior Credit Agreement contains covenants that limit the Parent’s ability to incur or guarantee indebtedness, make investments, loans and advances, dispose of assets, pay dividends, make acquisitions, enter into mergers, create liens, enter into certain transactions with affiliates, make fundamental changes to its businesses and amend the terms of or prepay certain other indebtedness. In addition, the Parent is required to maintain certain financial covenants, including to maintain a maximum ratio of total debt to EBITDA of 4.25 to 1.00 (decreasing annually in steps to 3.00 to 1.00 in October 2007), to maintain a minimum interest expense ratio of 2.15 to 1.00 (increasing annually in steps to 3.00 to 1.00 in October 2007) and not to exceed a maximum annual amount of capital expenditures of $13 million, with certain exceptions. The Parent is also subject to customary affirmative covenants and events of default, including, but not limited to, a cross-default provision relating to defaults on other material debt obligations. The terms of the Senior Credit Agreement permit the Parent to pay dividends to North Atlantic of up to 50% of its consolidated net income (as defined in the indenture governing the 10 3/4% Notes) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the Senior Credit Agreement) does not exceed 3.00 to 1.00 after giving effect to such payment.

      These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2003, the Company was in compliance with all debt covenants.

      On May 23, 2003, with the proceeds from the issuance of the 10 3/4% Notes and borrowings under the Senior Credit Agreement, JCI and Jafra Cosmetics S.A. redeemed the 11 3/4% Notes (“Old Notes”) in the aggregate outstanding principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, JCI and Jafra Cosmetics S.A. repaid $7.4 million under the old credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $6.6 million and were recorded as a component of net (loss) income on the accompanying consolidated statements of operations.

      After the redemption of the Old Notes and the Repayment of all outstanding amounts under the Old Credit Agreement, the shareholders resolved to liquidate CDRJ. As a result, CDRJ made an initial liquidating distribution of $157.6 million to its shareholders of record at May 20, 2003. Additionally, CDRJ reserved $1.4 million to pay expenses associated with the liquidation, any remaining amounts of which will be distributed to the shareholders at the conclusion of the liquidation. JCI and Jafra Cosmetics S.A. also made compensating payments to the holders of the options and transaction related bonus payments to certain members of management and non-employee directors.

      The Company capitalized $14.7 million of costs related to the issuance of the 10 3/4% Notes and the Senior Credit Agreement as deferred financing fees. These capitalized expenses are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Senior Credit Agreement. As of December 31, 2003, approximately $1.3 million of the deferred financing fees were amortized.

      Prior to the May 2003 recapitalization, Jafra Cosmetics S.A. was a party to an unsecured bank loan agreement. As of December 31, 2003, Jafra Cosmetics S.A. had repaid all amounts outstanding under the bank loan agreement and had terminated the agreement.

      As of December 31, 2003, the Company had outstanding $247.5 million of debt, consisting of $200.0 million of 10 3/4% Notes and $47.5 million of term loans due under the Senior Credit Agreement.

      The following schedule details the payment schedule for debt and lease obligations as of December 31, 2003:

Schedule of Debt and Operating Lease Obligations

Payments Due by Period

As of December 31, 2003

Contractual Obligations	Total	2004	2005 - 2006	2007 - 2008	Thereafter

	(Dollars in thousands)
10 3/4% senior subordinated notes due 2011	$200,000	$—	$—	$—	$200,000
Term loan	47,500	7,500	20,000	20,000	—
Lease obligations	$15,838	$3,835	$6,625	$5,378	$—

      The Company believes that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next year. In certain foreign markets, the Company has experienced reduced consultant liquidity in certain foreign subsidiaries. Reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use available funds under the Senior Credit Agreement.

Outsourcing of Manufacturing Functions

      The Company entered into a manufacturing agreement, dated as of June 10, 1999, with a third-party contractor. Subject to the terms and conditions of the manufacturing agreement, the contractor agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years expiring 2004. On December 8, 2003, the Company notified the other party to the agreement that the Company does not intend to renew the contract at the conclusion of the initial five-year term. The manufacturing agreement provides for price renegotiations by the contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. In addition, the Company is obligated to purchase materials acquired by the contractor based upon product forecasts provided by the Company if the contractor is unable to sell such materials to a third party. There have been no such purchases to date.

      During the fourth quarter of 2000, the contractor obtained $1.0 million of advances from the Company in exchange for an unsecured promissory note. The note bears interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. In April 2002, the unsecured promissory note was amended to advance an additional $0.3 million to the contractor. At December 31, 2002, approximately $0.1 million of the note was outstanding and was included in receivables in the accompanying consolidated balance sheets. During the year ended December 31, 2003, this note was paid in full.

Restructuring Activities

      During 2003, the Company ceased operations in Thailand. The Company has begun liquidation of the assets in this market.

Cash Flows

      Net cash provided by operating activities was $13.0 million in 2003, consisting of $21.3 million provided by net loss adjusted for depreciation and other non-cash items included in net (loss) income, less $8.3 million used in changes in operating assets and liabilities. Net (loss) income in 2003 included $6.6 million related to the extinguishment of debt, of which $4.4 million was cash paid on premiums, and $16.8 million of costs related to the May 2003 recapitalization of the Company. The significant elements of the net cash used in operating assets and liabilities were an $11.0 million increase in receivables, an $8.1 million increase in inventories, offset by a $9.5 million increase in accounts payable and accrued liabilities. Net cash provided by operating activities was $43.4 million in 2002, consisting of $48.8 million provided by net income adjusted for depreciation, and other non-cash items included in net income, less $5.4 million used in changes in operating assets and liabilities. The significant elements of the net cash used in changes in operating assets and liabilities were a $14.4 million increase in accounts receivable primarily as a result of strong fourth quarter sales in Mexico, partially offset by $5.6 million increase in prepaid expenses and other current assets, and $1.8 million increase in other non current assets.

      Net cash used in investing activities was $11.5 million in 2003, compared to $11.3 million in 2002, an increase of $0.2 million. In 2003 and 2002, investing activities primarily consisted of capital expenditures.

      Capital expenditures in 2004 are expected to be approximately $10.0 million, comprised of approximately $5.4 million of information technology expenditures and $4.6 million of production equipment and other expenditures. These capital expenditures will be funded by cash from operations or borrowings under the revolving credit facility.

      Net cash used in financing activities was $10.6 million in 2003, compared to $8.7 million in 2002. During 2003, the Company completed a recapitalization of its operations by entering into new senior credit facilities in an aggregate amount of $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011. The proceeds were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 at a face value of $75.2 million and to repay $8.4 million outstanding under the existing credit facilities. Thereafter, an initial liquidating distribution of $83.6 million from additional paid-in capital and $75.4 million from retained earnings was made to stockholders of CDRJ. In addition, the Company deferred $14.7 million of costs associated with the issuance of the debt. The Company has made $2.5 million of scheduled payments under its new term loan during 2003. In 2002, the Company made net repayments of $6.1 million under the existing term loan facility, $1.8 million under the existing revolving credit facility and $0.8 million repayment of the existing foreign bank debt at Jafra Cosmetics S.A. In 2001, the Company made net repayments of $12.7 million under the existing revolving credit facility and $4.5 million under the existing term loan facility and paid $0.8 million for the repurchase of common stock.

      The effect of exchange rate changes on cash was $1.6 million in 2003 compared to $2.4 million for 2002 relating to fluctuations in the exchange rate of the Mexican peso, South American currencies and European currencies.

Foreign Operations

      As a group doing more than 74% of its business in international markets in 2003, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Regulators in the United States, Mexico and in other foreign markets may closely monitor the Company’s corporate structure and how it effects intercompany fund transfers.

      Net sales outside of the United States aggregated 74%, 76% and 78% of the Company’s total net sales for the fiscal years 2003, 2002 and 2001, respectively. In addition, as of December 31, 2003, international subsidiaries comprised approximately 69% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to protect against potential devaluation of the Mexican peso. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk”.

      The Company’s subsidiaries in Mexico generated approximately 63% of the Company’s net sales for 2003 compared to 66% for 2002, substantially all of which was denominated in Mexican pesos. During 2003 and 2002, the peso weakened against the U.S. dollar. Measured in local currency, net sales in Mexico for 2003 increased compared to net sales for 2002.

      Mexico has experienced periods of high inflation in the past and has been considered a hyperinflationary economy. Because the functional currency in Mexico is the Mexican peso, gains and losses of remeasuring debt to the U.S. dollar from the peso are included as a component of net (loss) income. In 2003, the remeasurement of U.S. dollar-denominated debt resulted in an exchange loss of $12.3 million, most of which was unrealized. Jafra Mexico had $148.5 million of U.S. dollar-denominated third-party debt and $15.7 million of U.S. dollar-denominated intercompany net current payables as of December 31, 2003.

      The Company is also exposed to foreign exchange risks due to its operations in South America. The Company’s largest South American operation is Brazil. During 2003, the Brazilian real revalued 18.3% compared to the U.S. dollar. Net Sales in Brazil increased for 2003 compared to 2002. The Company also operates in Argentina and the Dominican Republic.

      During the year ended December 31, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales and has liquidated a majority of its assets in those jurisdictions.

      Effective January 1, 2002, the Company adopted the euro as functional currency for its European subsidiaries, except Switzerland.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements.

Inflation

      The Company’s business is exposed to risks arising from Mexico’s history of high levels of inflation, and may continue to be exposed to such risks in the future. The Company adjusts the wholesale pricing of its products in local currency to mitigate these risks. See “Risk Factors — Mexico may experience high levels of inflation in the future which could adversely affect our profit margins.”

Information Concerning Forward-Looking Statements

      This Form 10-K may contain forward-looking statements which include assumptions about future market conditions, operations and results. These statements are based on current expectations and are subject to risks and uncertainties. They are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Among those forward-looking statements, are, without limitation, (i) the statements in “Business — Strategy” concerning (a) the Company’s belief that the emphasis it places on providing superior service and training to its consultants will continue to differentiate it from its competitors, (b) the company’s intent to continue to stimulate net sales growth through recognition events, travel rewards, gifts and other incentives offered to its most active consultants, (c) the Company’s belief that its market position and the strength of the Jafra brand in Mexico position it to benefit from favorable demographic trends and will facilitate its efforts to continue to expand the consultant base and capture additional market share, (d) the Company’s belief that its brand equity and the scale of its consultant base in Mexico will position Jafra as an attractive career opportunity and facilitate consultant recruitment, (e) the Company’s intent to continue to pursue its strategy of differentiating itself from other direct selling companies by focusing on demographic characteristics of its consultants and their target customers, (f) the Company’s belief that it will continue to benefit from the growth of the U.S. Hispanic population and its increasing buying power, and that these trends will continue to benefit the Company’s sales and recruitment efforts, (g) the Company’s intent to continue to pursue additional opportunities to realize cost savings and operating efficiencies in order to increase profitability, and (h) the Company’s belief that its direct selling business model will continue to generate significant organic growth and that the resulting scale will afford increasing opportunities to leverage the fixed cost base and increase efficiencies in its purchasing, manufacturing, marketing, training and technology functions; (ii) the statements in “Business — Products” concerning the Company’s consideration of expanding its product line to include nutritional and wellness products; (iii) the statements in “Business — Marketing” that the Company continues to look for ways to expand product offerings and broaden its appeal in the marketplace; (iv) the statements in “Business — Independent Consultants” that the Company believes that public recognition of sales accomplishments serves the dual purpose of identifying successful role models and boosting consultant morale, (v) the statements in “Business — International Operations” that the Company intends to pursue the continued development of the markets in Brazil and Argentina, which present a strategic opportunity, while carefully continuing to evaluate the risks and rewards of doing so ; (vi) the statements in “Business — Manufacturing” that (a) the Company expects that as of mid-2004, most of the products currently produced by a third-party contractor in Chino, California will be manufactured at the Company’s Mexican facility, and (b) that finished goods and raw materials used in the Company’s products generally are available or can be obtained to Company specifications from more than one potential supplier; (vii) the statement in “Business — Distribution” that management believes its facilities are adequate to meet demand in its existing markets for the foreseeable future; (viii) the statements in “Business — Competition” that the Company believes that the senior management team with a strong direct selling track record, motivated direct sales force, prestige quality product lines, product development capabilities, geographic diversification, short delivery cycle, and manufacturing technology are significant factors in establishing and maintaining its competitive position; (ix) the statement in “Business — Environmental Matters” that the Company believes that environmental laws and regulations will not have a material adverse effect on its capital expenditures, earnings or competitive position; (x) other statements as to management’s or the Company’s expectations, intentions and beliefs presented in “Business”; (xi) the statement in “Properties” that the Company’s properties are suitable to meet its anticipated requirements; (xii) the statement in “Legal Proceedings” that the Company believes that the resolution of the routine legal matters in which it is involved will not have a material adverse effect on the Company’s business, financial condition or results of operations; (xiii) the statement in “— Market for Registrant’s Common Equity and Related Stockholder Matters” that the Company does not expect to pay for the foreseeable future, regular dividends on shares of its Common Stock; (xiv) the statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — Announcement of Sale to Vorwerk & Co. KG” regarding the sale of the outstanding shares of common stock of North Atlantic; (xv) the statement in “— Markets” that management believes Brazil and Argentina are good market opportunities for the Company’s business; (xvi) the statement in “— New Accounting Pronouncements” that the adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operation; (xvii) the statements in “— Critical Accounting Policies and Estimates” concerning (a) management’s belief that the application of accounting policies, and estimates inherently required therein, are reasonable; (b) management’s belief that the accruals for contingencies are adequate; (c) management’s belief that it is more likely than not that the net carrying value of the income tax carryforwards will be realized; (xviii) the statement in “— Liquidity and Capital Resources” (a) that the Company believes that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next year and (b) that reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use available funds under the Senior Credit Agreement; (xix) the statements in “— Cash Flows” that (a) the Company expects capital expenditures in 2004 to be approximately $10.0 million, comprised of approximately $5.4 million of information technology expenditures and $4.6 million of production equipment and other expenditures and (b) these capital expenditures will be funded by cash from operations of borrowings under the revolving credit facility; (xx) other statements as to management’s or the Company’s expectations or beliefs presented in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

Risk Factors

      The following important factors, and those important factors described elsewhere in this report (including, without limitation, those discussed in “Business — Strategy,” “— International Operations,” “— Distribution,” “— Manufacturing,” “— Competition”, “— Patents and Trademarks”, “— Management Information Systems,” “— Environmental Matters,” “— Properties,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments — Announcement of Sale to Vorwerk & Co. KG”, “— Markets”, “— Foreign Currency Translation”, “— Results of Operations”, “— New Accounting Pronouncements,” “Critical Accounting Policies and Estimates,” “— Liquidity and Capital Resources,” “— Outsourcing of Manufacturing Functions,” and

“— Foreign Operations”), or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements: The risks described below are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially and adversely affect the Company’s business operations. Any of the following risks could materially and adversely affect the Company’s business, financial condition or results of operations.

Because the Company’s Mexican operations account for over 60% of its business, any adverse changes in the Company’s business operations in Mexico would adversely affect its net sales and profitability.

      Approximately 63% of the Company’s net sales for the year ended December 31, 2003 were generated in Mexico. Various factors could harm the Company’s business in Mexico. These factors include, among others:

•	worsening economic conditions, including a prolonged recession in Mexico;

•	greater difficulty in staffing and managing foreign operations;

•	fluctuations in currency exchange rates and inflation;

•	longer collection cycles and increases in bad debt expenses;

•	burdens and costs of compliance with a variety of laws; and

•	greater difficulty in protecting intellectual property.

Mexico is an emerging market economy, with attendant risks to the Company’s significant operations located in Mexico.

      The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on the Company in particular, as well as on market conditions. The national elections held on July 2, 2000 ended 71 years of rule by the Institutional Revolutionary Party (or “PRI”) with the election of President Vicente Fox Quesada, a member of the National Action Party (or “PAN”) and resulted in the increased representation of opposition parties in the Mexican Congress and in mayoral and gubernatorial positions. Although there have not yet been any material adverse repercussions resulting from this political change, multiparty rule is still relatively new in Mexico and could result in economic or political conditions that could materially and adversely affect the Company’s operations. The next national elections will be held in 2006, and campaigning activities have begun as of the date of this filing. The Company cannot predict the impact that this new political landscape will have on the Mexican economy. Furthermore, the Company’s financial condition, results of operations and prospects and, consequently, the market price for its securities, may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.

      The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. There are currently no exchange controls in Mexico. However, Mexico has imposed foreign exchange controls in the past. Pursuant to the provisions of the North American Free Trade Agreement, if Mexico experiences serious balance of payment difficulties or the threat thereof in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by U.S. and Canadian investors. Any restrictive exchange control policy could adversely affect the Company’s ability to obtain U.S. dollars or to convert pesos into U.S. dollars for purposes of paying dollar-denominated expenses, such as interest on its indebtedness, to the extent that it may have to effect those conversions.

      Securities of companies with substantial operations in emerging market countries tend to be influenced by economic and market conditions in other emerging market countries. Emerging market countries, including Argentina and Brazil, have recently been experiencing significant economic downturns and market volatility.

These events have had an adverse effect on the economic conditions and securities markets of other emerging market countries, including Mexico.

The Company’s significant international operations may be adversely affected by local conditions.

      The Company’s ability to conduct business outside the United States and its revenues derived from foreign markets are subject to the risks inherent in international operations. The Company’s international operations may be adversely affected by import duties or other legal restrictions on imports, currency exchange control regulations, transfer pricing regulations, the possibility of hyperinflationary conditions and potentially adverse tax consequences, among other things. In addition, the governments of many developing nations have exercised and continue to exercise significant influence over many aspects of their domestic economies. For example, in Brazil, the Company has encountered significant tax costs associated with the Brazilian tax on imports of manufactured goods, or Imposto sobre Produtos Industrializados. There can be no assurance that the governments of nations in which the Company operate or may expand will not take actions that materially adversely affect the Company’s ability to conduct business in these markets.

Currency exchange rate fluctuations, particularly with respect to the U.S. dollar/Mexican peso exchange rate, could lower the Company’s net sales and net income.

      During 2003, the Company recognized approximately 74% of its net sales in non-U.S. markets in each market’s respective local currency, including approximately 63% in Mexican pesos. In preparing its financial statements, the Company translates net sales and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, the Company’s reported net sales, gross profits and net income will likely be reduced. For example, as discussed below, in 2003, the Mexican peso weakened, which reduced the Company’s operating results on a U.S. dollar reported basis. The Company’s 2004 operating results could be similarly harmed if the Mexican peso weakens from current levels.

      The value of the Mexican peso has been subject to significant fluctuations with respect to the U.S. dollar in the past and may be subject to significant fluctuations in the future. The Mexican peso decreased in value against the U.S. dollar from approximately 9.14 pesos to the dollar at December 31, 2001 to approximately 11.20 pesos to the dollar at December 31, 2003, a devaluation of approximately 23% over two years. Historically, the Company’s Mexican subsidiaries have been able to raise their prices generally in line with local inflation, thereby helping to mitigate the effects of devaluations of the Mexican peso. However, there can be no assurance that the Company’s Mexican operating companies will be able to maintain this pricing policy in the future, or that future exchange rate fluctuations will not have a material adverse effect on the Company’s ability to pay when due the principal and interest on its indebtedness, which is primarily denominated in U.S. dollars.

      The Company’s historical exchange gains and losses primarily result from its operations in Mexico, Europe and South America. The Company’s net exchange loss has three primary elements: gains or losses on forward currency and option contracts, unrealized and realized gains or losses on the remeasurement of U.S. dollar-denominated debt and gains or losses on transactions denominated in foreign currencies. During the year ended December 31, 2003, the Company recognized $11.0 million of exchange losses, primarily related to the remeasurement of U.S. dollar-denominated debt. During the year ended December 31, 2002, the Company recognized $10.6 million of exchange losses, of which $5.2 million related to the remeasurement of U.S. dollar-denominated debt and $1.7 million of exchange losses on forward currency and option contracts. During the year ended December 31, 2001, the Company recognized $9.5 million of exchange losses, of which $12.2 million related to forward contracts. The losses on forward contracts were partially offset by $2.8 million of gains on the remeasurement of U.S. dollar-denominated debt.

The Company may not be able to enter into hedging or other similar arrangements that protect it fully from fluctuations in currency exchange rates.

      Because the Company cannot predict the degree of future exchange rate fluctuations, it cannot estimate the effect these fluctuations may have upon future reported results, product pricing or its overall financial condition. Although the Company attempts to reduce its exposure to short-term exchange rate fluctuations by using foreign currency puts and calls, it cannot be certain these instruments or any other hedging activity will effectively reduce exchange rate exposure. In particular, the Company currently employs a hedging strategy comprised of zero-cost collars that are designed to protect it against sudden and extreme devaluations in the Mexican peso. The Company’s current hedging policy may not fully protect it against more gradual changes in exchange rates. There can be no assurance that instruments protecting the Company to the same or a similar extent will be available in the future on reasonable terms, if at all. Unprotected declines in the value of the Mexican peso against the U.S. dollar will adversely affect the Company’s ability to pay its dollar-denominated expenses, including its obligations under its outstanding indebtedness, and will reduce its reported net sales.

Mexico may experience high levels of inflation in the future which could adversely affect the Company’s profit margins and profitability.

      Mexico has a history of high levels of inflation, and may experience inflation in the future. During most of the 1980s and during the mid-and late-1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last five years as measured by changes in the National Consumer Price Index, as provided by Banco de Mexico, were:

1999	12.32%
2000	8.96%
2001	4.40%
2002	5.70%
2003	3.98%

      A substantial increase in the Mexican inflation rate would have the effect of increasing some of the Company’s costs, which could adversely affect its results of operations and financial condition, as well as the value of its securities. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect the Company’s results of operations.

The final liquidation and dissolution of subsidiaries in the Company’s non-core markets may result in additional costs and diversion of management resources.

      The Company’s shift in strategic focus involving the recent exit of markets in Venezuela, Chile, Colombia, Peru and Thailand may prove to be unsuccessful for a number of reasons:

•	The completion of the liquidation of these non-core operations may take longer than the Company anticipates, prove to be more expensive and more time consuming than it projects, and divert management’s attention from the Company’s core business. Through the year ended December 31, 2003, the Company wrote-off approximately $0.5 million of assets and recorded approximately $0.6 million of severance charges in these markets.

•	The Company may need to obtain regulatory and other governmental approvals and third-party consents, and may encounter other factors typical in a closure that could significantly increase the cost and/or delay the completion of this process. To the extent the completion of this process is delayed, the costs of liquidating and dissolving these subsidiaries and the negative impact on the Company’s income statement will continue, and the exit-related transaction costs could be greater than planned;

•	The shift in strategy may reduce the morale of the Company’s consultant base in its remaining markets; and

•	Tax authorities in the jurisdictions in which the Company is liquidating operations may conclude that additional taxes are payable as part of the liquidation process.

If the Company is unable to retain its existing independent consultants and recruit additional consultants, net sales may decrease.

      The Company distributes almost all of its products through independent consultants and depends on them directly for nearly all of its net sales. The consultants may terminate their services at any time, and, like most direct selling companies, the Company experiences high turnover among consultants from year to year. The Company’s turnover rate for consultants is over 125% from year to year. As a result, the Company needs to continue to retain existing and recruit additional independent consultants. To increase its net sales, the Company must increase the number and/or the productivity of its consultants. The Company’s operations would be harmed if it failed to generate continued interest and enthusiasm among consultants and failed to attract new consultants.

      Although in the recent past the Company experienced an increase in active consultants, it could experience declines in active consultants, including senior consultants at the manager and district director levels. The number of the Company’s active consultants, including those at the manager and district director level, may not increase and could decline in the future. The Company cannot accurately predict how the number and productivity of consultants may fluctuate because it relies upon existing consultants to recruit, train and motivate new consultants. The Company’s operating results could be harmed if its existing and new business opportunities and products do not generate sufficient interest to retain existing consultants and attract new consultants. The number and productivity of the Company’s consultants also depends on several additional factors, including:

•	adverse publicity regarding the Company, its products, its distribution channel or its competitors;

•	failure to motivate consultants with new products;

•	the public’s perception of the Company’s products and their ingredients;

•	competition for consultants from other direct selling cosmetics companies;

•	the public’s perception of the Company’s consultants and direct selling businesses in general; and

•	general economic and business conditions.

      In addition, the Company may face saturation or maturity levels in a given country or market. The maturity of several of the Company’s markets could also affect its ability to attract and retain consultants in those markets.

Failure to develop and introduce new products could adversely impact the Company’s consultant productivity and revenues, and therefore harm consultant productivity and net sales.

      If the Company fails to develop, introduce, and offer new products planned for the future, its consultant productivity and net sales could be harmed. Factors that could affect the Company’s ability to continue to develop and introduce new products include, among others, government regulations, proprietary protections of competitors that may affect its ability to offer comparable products (including patent law protections, trademark laws, and common law protections of trade secrets and proprietary know-how that could prevent the Company or delay it from developing innovative products similar to its competitors’), and any failure to anticipate changes in consumer tastes and buying preferences.

Failure of new products to gain consultant and market acceptance could negatively effect levels of consultant productivity.

      A critical component of the Company’s business is its ability to develop new products that create enthusiasm among its consultant force and appeal to consumers. If the Company fails to introduce and effectively market new products generating such enthusiasm and appeal, consultant productivity could be harmed. Factors that could cause any new products to fail to gain market acceptance among the Company’s consultants and its customers include quality problems with the products themselves, failure to identify consumer tastes and buying preferences, failure to develop marketing strategies, packaging, and product brochures and other information materials to generate sufficient enthusiasm and demand, and pricing new products above the level that consumers are willing to pay.

Fluctuations in consultant liquidity could negatively impact the Company’s revenues and collection cycle and increase the Company’s bad debt expense.

      The Company’s independent consultants earn income by purchasing products from the Company at wholesale prices and selling to their customers at suggested retail prices. Consultants’ ability to collect payments from their customers can be affected by the overall economic condition of the countries in which they operate. If the Company’s independent consultants experience difficulties in collecting payments from their customers, the consultants might be unable to make payments to the Company for the purchase of Jafra products, which could have an adverse impact on the Company’s revenues and could increase its bad debt expense.

The loss of key high-level consultants could negatively impact the Company’s consultant growth and its net sales.

      At December 31, 2003, the Company had approximately 14,000 managers, 3,000 district managers and 1,000 district directors. These district directors, together with their extensive networks of downline consultants, account for substantially all of the Company’s net sales. As a result, the loss of a high-level consultant or a group of leading consultants in the consultant’s network of downline consultants, whether by their own choice or through disciplinary actions by the Company for violations of its policies and procedures, could negatively impact the Company’s consultant growth and net sales.

The regulatory environment in which the Company operates is evolving, and its ability to sell products through its consultant network may be harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies.

      Although the Company reviews applicable local laws in developing its plans, its efforts to comply with them may be harmed by an evolving regulatory climate and subjective interpretation of laws by the authorities. Any determination that the Company’s operations or activities are not in compliance with applicable regulations could negatively impact its business and reputation with regulators in the markets in which it operates.

Government regulation of the Company’s products and services may restrict or inhibit introduction of these products in some markets and could harm its ability to generate sales.

      The Company’s products and its related marketing and advertising efforts are subject to extensive government regulation by numerous domestic and foreign governmental agencies and authorities. These include, in the United States, the Federal Trade Commission, the Consumer Product Safety Commission, the Food and Drug Administration, the State Attorneys General and other federal and state regulatory agencies, and, in Mexico, the Ministry of Health along with similar government agencies in other foreign markets where the Company may operate. The Company’s markets have varied regulations concerning product formulation, labeling, packaging and importation. These laws and regulations often require it to, among other things:

•	conform product labeling to the regulations in each country; and

•	register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of its products.

      Failure to introduce products or delays in introducing products could reduce the Company’s net sales and decrease its profitability. Regulators may also prohibit the Company from making therapeutic claims about products despite research and independent studies supporting these claims. These product claim restrictions could prevent the Company from realizing the potential revenue from some of its products.

The Company may expand its strategy to include the marketing of products that it currently has no experience selling. This expansion in strategy would entail business risks, as well as expose the Company to a regulatory environment in which it does not currently operate.

      The Company may in the future seek to use its existing consultant network to market new lines of non-cosmetics products such as health and wellness (including weight loss), vitamins, nutritional supplements and other products that are outside its current core product lines. This strategy, if adopted, would expose the Company to a number of new risks that it does not currently face, any of which, if adversely affecting the Company, could be material. These risks include, among others:

•	the Company’s becoming subject to regulation in areas in which it has no operating experience, including increased regulation by the U.S. Food and Drug Administration and the U.S. Department of Agriculture and their foreign counterparts;

•	the imposition of significant penalties or claims due to the Company’s failure, or the failure of its consultants, to comply with these regulations;

•	increased exposure to product liability claims;

•	diversion of its consultants’ attention from sales of existing product line;

•	diversion of management’s attention from the continued growth and development of the Company’s existing business; and

•	the fact that the Company’s management has no experience, and its independent consultants may have no experience, in marketing these new product lines.

Laws and regulations may prohibit or severely restrict the Company’s direct sales efforts and cause its net sales and profitability to decline.

      Various government agencies throughout the world, including in the United States and Mexico, regulate direct sales practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales and/or do not involve legitimate products. The laws and regulations in the Company’s current markets often:

•	impose on the Company order cancellations, product returns, inventory buy-backs and cooling-off rights for consumers and consultants;

•	require the Company or its consultants to register with governmental agencies;

•	impose on the Company reporting requirements to regulatory agencies; and/or

•	require the Company to ensure that consultants are not being compensated solely based upon the recruitment of new consultants.

      Complying with these sometimes inconsistent rules and regulations can be difficult and requires the devotion of significant resources on the Company’s part. If the Company is unable to continue business in existing markets or commence operations in new markets because of these laws, its net sales and profitability will decline.

      In addition, countries where the Company operates could change their laws or regulations to negatively affect or prohibit completely network or direct sales efforts. Government agencies and courts in these countries may also use their powers and discretion in interpreting and applying laws in a manner that limits the Company’s ability to operate or otherwise harms its business. If any governmental authority were to bring a regulatory enforcement action against the Company that interrupts its business, its net sales and earnings would likely suffer.

Challenges by private parties to the form of the Company’s direct marketing system could harm its ability to sell products through its consultant network.

      The Company may be subject to challenges by private parties, including its consultants, to the form of its direct marketing system or elements of its business. In the United States, the direct marketing industry and regulatory authorities have generally relied on the implementation of rules and policies designed to protect consumers, to prevent inappropriate activities and to distinguish between legitimate direct marketing distribution plans and unlawful pyramid schemes. The Company has adopted rules and policies based on case law, rulings of the FTC, pronouncements of regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning direct marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial and administrative interpretation. Because of the foregoing, the Company can provide no assurance that it would not be harmed by the application or interpretation of statutes or regulations governing direct marketing, particularly in any civil challenge by a current or former consultant.

The Company’s consultants are independent contractors and not employees. If regulatory authorities were to determine, however, on a facts and circumstances basis, that the consultants are legally the Company’s employees, the Company could have significant liability under social benefit laws.

      The Company’s consultants are self-employed and are not its employees. The possibility exists that a governmental authority or judicial proceeding could question the legal status of the Company’s consultants, in regard to possible coverage under social benefit laws. If such a governmental authority or court reached a decision contrary to the Company’s view and interpretation of the current laws and regulations or if the law or regulations were expressly changed, such a result could require the Company, and in some instances its consultants, to make regular contributions to social benefit funds. To the Company’s knowledge this issue has not been fully resolved at the national level in Mexico and the United States, its two largest markets, respectively, which comprise approximately 89% of net sales in 2003 as well as in some of its important European markets. If there should be a final determination adverse to the Company, the cost for future, and possibly past, contributions could be substantial and could materially adversely affect the Company’s business and financial condition.

Improper consultant actions could harm the Company’s reputation or increase its costs.

      Consultant activities in the Company’s existing markets that violate governmental laws or regulations or that are otherwise improper could result in governmental actions against the Company in markets where it operates. Given the size of the Company’s consultant force, it experiences problems with consultants from time to time. In particular, some of its consultants may make unauthorized claims about either the Company’s products or the earnings potential related to becoming a Jafra consultant. These claims could harm the Company’s reputation or otherwise adversely impact it, including by requiring it to pay fines or penalties, if regulatory authorities were to determine that the Company should have prevented such behavior.

The Company has provided notice to its primary contract manufacturer that it is not extending the term of their manufacturing agreement, and the Company may have difficulties migrating the additional manufacturing burden to its own facilities.

      The Company has outsourced certain product manufacturing functions to a third-party contractor located in Chino, California. In 2003, products supplied by this manufacturer accounted for over 25% of the Company’s net sales. On December 8, 2003, the Company provided this supplier with notice that it is not extending the term of their manufacturing agreement, which will expire on July 1, 2004. Upon the termination of the manufacturing agreement, the majority of products previously sourced from this supplier will be manufactured by the Company at its manufacturing facilities in Mexico City. In the interim, if this supplier has unscheduled downtime or is unable to fulfill its obligations under this manufacturing agreement because of equipment breakdowns, natural disasters, power failures or any other cause, it could adversely affect the Company’s overall operations and financial condition. Although the Company provides all of the formulations used to manufacture its products, the Company has limited control over the manufacturing process itself. As a result, any difficulties encountered by the third-party manufacturer that result in product defects, production delays, cost overruns or the inability to fulfill orders on a timely basis could have a material adverse effect on the Company’s net sales or on the perceptions of the Company’s consultants and their customers of the Company’s reliability and standard of customer service. Additionally, if the transition of additional manufacturing burden to the Company’s facilities in Mexico City results in downtime or the inability to supply finished goods due to equipment failure, labor stoppages or any other cause, it could have a similar material adverse effect.

After July 1, 2004, the Company will rely on one manufacturing facility to provide products accounting for substantially all of its net sales.

      Beginning in July of 2004, the Company will manufacture products accounting for approximately 90% of its net sales at its manufacturing facility in Mexico City. Workers at this facility are unionized pursuant to a collective bargaining agreement that expires in January of 2005. The Company has in the past experienced union-related work stoppages in Mexico. If manufacturing operations were to be interrupted for a material period of time because of an employment dispute, strike or any other labor-related cause, it could have a material adverse effect on the Company’s ability to fulfill orders, which would have an adverse effect on net sales as well as on the Company’s consultants’ and their customers’ impressions of the Company’s customer service standards. Additionally, if manufacturing operations at this facility were interrupted due to equipment failures, natural disasters, power failures, lack of suitable water supply or any other reason, the Company could experience similar adverse effects.

Failure of the Company’s Internet and other technology initiatives to create sustained consultant enthusiasm and incremental cost savings could negatively impact its business.

      The Company has been developing and implementing a strategy to use the Internet to sign-up consultants and take orders from consultants for its products. There can be no assurance, however, that any cost savings from the Internet strategy in Mexico and the United States will prove to be significant or that the Company will be successful in adapting and implementing its strategy to other markets in which it operates. This could result in an inability to service consultants in the manner they expect, which could adversely impact the Company’s profitability and growth.

If the Company is unable to protect its intellectual property right, its ability to compete could be negatively impacted.

      The market for the Company’s products depends to a significant extent upon the goodwill associated with its trademark and trade names. The Company owns the trademark rights to its most important trademark, Jafra, in every country where it conducts business. Most, but not all, of the Company’s other material trademarks are registered in the United States and in many foreign countries, but the Company may not be successful in asserting trademark or protection for every trademark in each country where it conducts business. One of the Company’s most significant lines of products, Royal Jelly, is not protected by any registered trademark because it is a generic term. In addition, though the Company’s unregistered United States trademarks may receive use-based protection under United States law, foreign law may not provide the same protection in other countries. Many of the Company’s unregistered trademarks, both in the United States and in other countries, have been used for several years without challenge. There can be no assurance that these trademarks will not be challenged in the future. The costs required to protect the Company’s trademarks and trade names may be substantial.

      Other parties may infringe on the Company’s intellectual property rights or intellectual property rights which it is licensed to use, and may thereby dilute its brand in the marketplace. Any such infringement of the Company’s intellectual property rights would also likely result in a commitment of its time and resources to protect these rights through litigation or otherwise.

Governmental authorities may question the Company’s intercompany transfer pricing or other payment policies or change their laws in a manner that could increase its effective tax rate or otherwise harm its business.

      As a group doing more than 74% of its business in non-U.S. markets during 2003, the Company is subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds among its companies pursuant to, for example, purchase agreements, licensing agreements, intercompany loans or other arrangements. Regulators (including tax authorities) in the United States, Mexico and in other foreign markets may closely monitor the Company’s corporate structure and how it effects intercompany fund transfers. If such regulators successfully challenge the Company’s structure or these mechanisms, the Company may be subject to additional taxes, interest and penalties, which could have a material adverse impact on its cash flow, net income and effective tax rate. Furthermore, proposed changes in United States tax laws may adversely affect the ability of JCI to deduct interest on its indebtedness. If such changes are enacted, the Company’s effective tax rate may increase.

The Company depends on its key personnel and the loss of the services provided by any of its executive officers or other key employees could harm its business and results of operations.

      The Company’s success depends to a significant degree upon the continued contributions of its senior management, many of whom would be difficult to replace. While the Company has employment agreements with Ronald B. Clark, Michael DiGregorio, Alan Fearnley, Eugenio Lopez Barrios, Jose Luis Peco, Ralph S. Mason, III and Gonzalo Rubio, these employees may voluntarily terminate their employment with the Company at any time. The Company may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. The Company does not have key person insurance policies in place for these employees.

The Company’s markets are intensely competitive, and market conditions and the strengths of competitors may harm its ability to sell its products or recruit and retain consultants.

      The markets for the Company’s products are intensely competitive. The Company’s results of operations may be harmed by market conditions and competition in the future. Many of the Company’s competitors have much greater name recognition and financial resources than Jafra, which may give them a competitive advantage. For example, Jafra products compete directly with branded, premium retail products. The Company currently does not have significant patent or other proprietary protection, and competitors may introduce products with the same ingredients that the Company uses in its products. At least two of such competitors, Mary Kay and Avon, utilize direct sales marketing and have substantially larger numbers of salespersons, sales volume and resources.

      The Company also competes with other marketing companies for consultants. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than Jafra. Some of the Company’s competitors have also adopted and could continue to adopt some of Jafra’s successful business strategies, including its compensation strategy for its consultants. Consequently, to successfully compete in this market and attract and retain consultants, the Company must ensure that its business opportunities and compensation plans are financially rewarding. There can be no assurance that the Company will be able to successfully compete in this market for consultants.

Product liability claims or recalls could harm the Company’s net sales and profitability.

      The Company may be required to pay for losses or injuries purportedly caused by its products. To date, the Company has not been subject to any material product liability lawsuits. It could, however, become subject to such suits in the future. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, include inadequate instructions regarding their use or inadequate warnings concerning side effects and interactions with other substances. In addition, any such claim may result in negative publicity that may adversely affect the Company’s net sales. Also, if one of the Company’s products is found to be defective the Company may be required to recall it, which may result in substantial expense and adverse publicity and adversely affect its net sales. Although the Company maintains, and require its material suppliers and manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which could hurt the Company’s financial condition if it were required to pay fines, penalties or damages.

System failures could harm the Company’s ability to manufacture its products or fulfill its consultants’ orders.

      Because of the Company’s diverse geographic operations and its complex consultant compensation plan, the Company’s business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce the Company’s net sales and profits. The Company has licensed and implemented a highly customized JD Edwards commercial software system currently for use by its U.S. operations. As anticipated, the Company is in the process of addressing necessary system corrections. If the Company is unable to complete these or subsequently required corrections in a timely manner, its service levels, net sales and profits could be negatively impacted.

The Company’s net sales depend on consumer confidence and spending, which may fluctuate from period to period for reasons beyond its control.

      The sale of cosmetics and other personal care products correlates strongly to the level of consumer spending generally, and thus is significantly affected by the general state of the economy and the ability and willingness of consumers to spend on discretionary items. Reduced consumer confidence and spending generally may result in reduced demand for the Company’s products and limitations on its ability to maintain or increase prices. A decline in economic conditions or general consumer spending in any of the Company’s major markets could have a material adverse effect on its net sales and ability to generate profits.

The Company’s quarterly results may exhibit significant volatility due to its two-month business cycle practices.

      The Company executes six two-month marketing cycles per year. Each marketing cycle includes specific catalogue, promotional and product offerings, and sometimes certain seasonal offerings. Sales are typically stronger in the second month of a two month cycle. Due to the fact that the second and fourth quarters coincide with the end of a business cycle while the first and third quarters do not, quarter to quarter results may exhibit significant levels of volatility. In addition, because the types of promotions and the timing of certain key new product launches may vary from year to year, quarter over quarter comparisons are generally not representative of the Company’s growth.

If the Company were to acquire any complementary companies, businesses or product lines in the future, they could prove difficult to integrate, disrupt its business, or have an adverse effect on its results of operations.

      The Company intends intend to expand its business primarily through internal growth, but from time to time it may consider strategic acquisitions of complementary business or business lines. Any future acquisition would involve numerous risks, including, without limitation:

•	potential disruption of the Company’s ongoing business and distraction of management;

•	difficulty integrating the operations and products of the acquired business;

•	unanticipated expenses related to technology integration;

•	exposure to unknown liabilities, including litigation against the companies Jafra may acquire;

•	additional costs due to differences in culture, geographic locations and duplication of key talent; and

•	potential loss of key employees or customers of the acquired company.

If the Company were to make acquisitions in the future, acquisition-related accounting charges may affect its balance sheet and results of operations. The Company may not be successful in addressing these risks or any other problems encountered in connection with any acquisitions.

The Company’s substantial indebtedness could have a material adverse effect on its financial health, its ability to obtain financing in the future and its ability to react to changes in its business.

      The Company has a significant amount of debt, which could:

•	make it more difficult for the Company to satisfy its obligations to the holders of the 10 3/4% Notes and to the lenders under its senior credit facilities, resulting in possible defaults on and acceleration of such indebtedness;

•	increase its vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a significant portion of its borrowings is and will continue to be at variable rates of interest;

•	increase the Company’s vulnerability to fluctuations in the exchange rate of the principal currency in which it sells products, the Mexican peso, to the U.S. dollar, the currency in which its interest obligations are payable;

•	require the Company to dedicate a substantial portion of its cash flow from operations to payments on debt, which would reduce the availability of cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry;

•	place the Company at a disadvantage compared to competitors that have proportionately less debt; and

•	limit the Company’s ability to borrow additional funds in the future.

      Any of the foregoing impacts of the Company’s substantial indebtedness could have a material adverse effect on its business, financial condition and results of operations.

The Company may be able to incur substantial additional indebtedness.

      The Company may be able to incur substantial additional indebtedness in the future. Although the terms of the indenture governing the 10 3/4% Notes include restrictions on the incurrence of additional indebtedness, the restrictions are subject to a number of significant qualifications and exceptions, including an exception for indebtedness incurred under the senior credit facilities, which provide for an additional revolving facility of up to $40.0 million, including letters of credit. Under certain circumstances, the indebtedness incurred in compliance with these restrictions could be substantial. Such restrictions apply only to the Company and its subsidiaries and do not limit North Atlantic’s ability to incur debt. In addition, the restrictions contained in the indenture governing the 10 3/4% Notes do not prevent the Company from incurring obligations not included within the definition of Indebtedness in that indenture. If new debt is added to the Company’s current debt levels, the related risks that it now faces would intensify.

The Company may not be able to generate sufficient cash to service all of its indebtedness, and may be forced to take other actions to satisfy its obligations under such indebtedness, which may not be successful.

      The Company’s ability to make scheduled payments on or to refinance its debt obligations depends on its financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond the Company’s control.

      There can be no assurance that the Company will maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

      If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, it may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. These alternative measures may not be successful and may not permit the Company to meet its scheduled debt service obligations and, even if successful, may not be favorable to investors. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The senior credit facilities and the indenture governing the 10 3/4% Notes restrict the Company’s ability to dispose of assets and use the proceeds from the disposition. The Company may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and, even if consummated, such proceeds may not be adequate to meet any debt service obligations then due.

Restrictive covenants in the Company’s debt instruments may adversely affect its financial flexibility.

      The Company’s senior credit facilities and the indenture governing the 10 3/4% Notes contain various covenants that limit its ability to engage in specified types of transactions. These covenants limit the Company’s ability to, among other things:

•	incur indebtedness or issue preferred shares;

•	pay dividends or make distributions or other restricted payments to North Atlantic;

•	make investments;

•	sell assets;

•	create liens without securing the 10 3/4% Notes;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•	enter into certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.

      In addition, the senior credit facilities contain covenants that require the company’s restricted subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. The Company’s ability to meet those financial ratios and tests can be affected by events beyond its control, and there can be no assurance that it will meet those tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding thereunder senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If the Company were to be unable to repay those amounts, the lenders under the senior credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Parent, JCI, Jafra Distribution and Jafra Cosmetics S.A. have pledged substantially all of their assets as collateral under the senior credit facilities. If the lenders under the senior credit facilities accelerate the repayment of borrowings, there can be no assurance that the Company will have sufficient assets to repay the senior credit facilities or the 10 3/4% Notes, and, in such circumstances, the Company could be forced into liquidation or reorganization. See “— Liquidity”

The instruments governing the Company’s debt contain cross default provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

      The indenture governing the 10 3/4% Notes and the agreements governing the senior credit facilities contain numerous operating covenants and require the Company to meet certain financial ratios and tests. The Company’s failure to comply with the obligations contained in the indenture governing the 10 3/4% Notes, the senior credit facilities or other instruments governing its indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, the Company would need to raise funds from alternative sources, which funds may not be available to it on favorable terms, on a timely basis or at all.

Alternatively, such a default could require the Company to sell assets and otherwise curtail its operations in order to pay its creditors. Such alternative measures could have a material adverse effect on the Company’s ability to manufacture products for sale by its consultants or its ability to recruit and retain consultants.

One significant stockholder controls the direction of the Company’s business. The interests of the Company’s controlling stockholders may conflict with the interests of other investors.

      Clayton, Dubilier & Rice Fund V Limited Partnership beneficially owns approximately 92.51% of the outstanding shares of the common stock of the Company’s ultimate parent company. As a result, Clayton, Dubilier & Rice Fund V Limited Partnership exercises control over the composition of the Company’s board of directors and other matters requiring stockholder approval, and control over the Company’s policy and affairs, including, for example, decisions regarding future change of control transactions. In addition, Clayton, Dubilier & Rice, Inc., which manages Clayton, Dubilier & Rice Fund V Limited Partnership, provides the Company with financial advisory and management consulting services and is entitled to receive fees, including financial advisory fees, for those services.

      The interests of our the Company’s controlling stockholders may conflict with the interests of its other investors, and there can be no assurance that such controlling stockholders will not resolve any such conflicts in a manner adverse to other investors.

Because the Parent is not a U.S. company, it may be difficult to effect service of process on it or on its non-U.S. residents directors and officers or to enforce any judgment received against it from a U.S. court.

      Jafra Worldwide Holdings S.àr.l. is a Luxembourg company. Certain of its officers and directors are residents of various jurisdictions outside the United States, including Mexico, where laws regarding service of process differ from the laws of the United States. A substantial portion of its assets is located outside the United States, primarily in Mexico. As a result, it may be difficult to effect service of process within the United States upon such persons or to enforce in Luxembourg courts judgments obtained against such persons or such property in United States courts and predicated upon the civil liability provisions of the United States federal securities laws.

      The Company has been advised by Bonn Schmitt Steichen, its Luxembourg counsel, that there is doubt as to (i) whether a Luxembourg court has jurisdiction to entertain original cases or actions predicated solely upon the United States federal securities laws, (ii) the enforceability, in original actions in Luxembourg courts, of liabilities predicated solely upon the United States federal securities laws and (iii) the enforceability in Luxembourg courts of judgments of United States courts obtained in actions predicated upon the civil liability provisions of the United States federal securities laws.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in the Recapitalization of the Company. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing.

Interest Rate Risk

      The Company has U.S. dollar-denominated debt obligations in both the United States and Mexico that have fixed and variable interest rates and mature on various dates. During 2002 and part of 2003, the Company also had Mexican peso denominated-debt obligations in Mexico that had fixed interest rates and matured on various dates. The Mexican peso denominated debt was fully paid during May 2003. The table below presents principal cash flows and related interest rates by fiscal year of maturity:

Debt Obligation Information at December 31, 2003

(Amounts in U.S. dollars in 000’s)

	Expected Year of Maturity							Fair Value
								December 31,
	2004	2005	2006	2007	2008	Thereafter	Total	2003(1)

Senior subordinated notes, Term loan and revolving credit Facility
Fixed Rate (US$)	$—	$—	$—	$—	$—	$200,000	$200,000	$212,000
Average Interest Rate	—	—	—	—	—	10 3/4%
Variable Rate (US$)	$7,500	$10,000	$10,000	$12,500	$7,500	$—	$47,500	$47,500
Average Interest Rate	4.69%	4.69%	4.69%	4.69%	4.69%	—

(1)	The Company’s estimate of the fair value of its senior subordinated notes was based on discussions with one of the Company’s largest bondholders, and an analysis of current market interest rates and the Company’s credit rating. The Company’s revolving credit facilities and the term loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company. The fair value of the revolving credit facilities, the term loan and the unsecured bank agreement approximated their carrying amounts at December 31, 2003 and 2002.

      As of December 31, 2003, the Company had $47.5 million of variable interest rate debt outstanding. If variable interest rates had increased by 10%, the Company would have incurred $0.2 million of additional interest expense during 2003.

Foreign Currency Risk

      The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiaries, and intercompany sales between Mexican entities, all intercompany product sales are denominated in U.S. dollars, as are some expenses, including interest payments with respect to all of its outstanding indebtedness. In addition, 74% of the Company’s 2003 revenue was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

      As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts. Prior to March 2002, the Company purchased forward exchange contracts (“forward contracts” or “forwards”) to hedge its foreign currency exposures to the Mexican peso. In mid-2002, in accordance with previously approved policies, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts” or “options”). In order to offset its current outstanding forward contracts to sell Mexican pesos, the Company entered into forward contracts to buy Mexican pesos. Also, on that date, the Company entered into a series of U.S. dollar option contracts. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these call options would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate.

      When the Company began purchasing these zero-cost collars in early 2002, the Company was able to purchase instruments, which expired in early 2003, that protected the Company against devaluations in excess of 16%, as measured by the difference between the U.S. dollar/ Mexican peso exchange rate in effect on the date a particular instrument was entered into and the rate specified in it. As the volatility of the U.S. dollar/ Mexican peso exchange rate increased throughout 2002 and early 2003, the range outside of which the Company was able to acquire protection increased. In September 2003, the Company modified its hedging policy to reduce the collar band on new zero-cost collars to 10% in exchange for an increase in the overall levels of the collar range in relation to the spot rate. Currently, the hedging contracts have call strikes at approximately 2% above current spot rates and collar bands of approximately 10% and will therefore protect the Company against devaluations in excess of approximately 12%. Consequently, the existing zero-cost collars will not protect the Company (i) against fluctuations in exchange rates within this range or (ii) against a prolonged, gradual decline in the value of the Mexican peso against the U.S. dollar.

      The Company places forward contracts or option contracts based on its forecasted U.S. dollar cash outflows from Jafra Mexico and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features nor is the Company a party to leveraged derivatives. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. In addition, as the Company generally purchases hedging instruments on a rolling forecast, there can be no assurance that instruments protecting it to the same or a similar extent will be available in the future on reasonable terms, if at all. Unprotected declines in the value of the Mexican peso against the U.S. dollar will adversely affect the Company’s ability to pay its dollar-denominated expenses.

      Pursuant to SFAS No. 133, the Company’s use of forward and option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward and option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s forward and option contracts do not qualify for hedge accounting and, therefore, are remeasured based on fair value, with gains and losses included as a component of net (loss) income. As of December 31, 2003, the Company had no outstanding forward contracts. As of December 31, 2003, the fair value of the option contracts was included in current assets in the accompanying consolidated balance sheets.

      The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 831,000,000 and 523,000,000 in put and call positions at December 31, 2003 and 2002, respectively. The foreign currency option contracts outstanding at December 31, 2003 mature at various dates through June 30, 2005 and the foreign currency option contracts outstanding at December 31, 2002 all matured at various dates during 2003. Notional amounts do not quantify the Company’s market or credit exposure or represent its assets or liabilities, but are used in the calculation of cash settlements under the contracts.

      The following tables provide information about the details of the Company’s option contracts as of December 31, 2003 and 2002 (in thousands, except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2003:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2002:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	149,000	10.31-10.48	$(113)	Jan.-Mar. 2003
Mexican peso	100,000	11.05-12.19	77	Apr.-June 2003
Mexican peso	150,000	11.76-12.79	131	July-Aug 2003
Mexican peso	124,000	12.51-12.91	21	Oct.-Dec. 2003

	523,000		$116

Written calls (Counterparty may buy peso/sell USD) Mexican peso	149,000	9.01- 9.02	$(207)	Jan.-Mar. 2003
Mexican peso	100,000	9.50- 9.84	(144)	Apr.-June 2003
Mexican peso	150,000	9.69-10.19	(112)	July-Aug 2003
Mexican peso	124,000	10.15-10.19	(55)	Oct.-Dec. 2003

	523,000		$(518)

(1)	The fair value of the option contracts presented above, an unrealized gain of $440,000 and $402,000 at December 31, 2003 and 2002, respectively, represents the carrying value and was recorded in other receivables in the consolidated balance sheets.

      Prior to entering into foreign currency hedging contracts, the Company evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company does not currently anticipate non-performance by such counterparties.

      The Company’s Mexican subsidiaries, Jafra Distribution and Jafra Cosmetics S.A. had U.S. dollar-denominated debt of $148.5 million and $32.4 million at December 31, 2003 and 2002, respectively. During 2003, the value of the peso to the U.S. dollar decreased by 8%, and Jafra Mexico incurred a $12.3 million foreign currency transaction loss related to the remeasurement and repayment of U.S. dollar-denominated debt.

      Based upon the $148.5 million of Jafra Distribution’s outstanding debt at December 31, 2003, a 10% decline in the peso to U.S. dollar exchange rate would result in a $14.9 million foreign currency exchange loss.

Item 8.	Financial Statements and Supplementary Data

*	Schedules other than those listed above have been omitted because they are not applicable.

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholder of

Jafra Worldwide Holdings (Lux) S.àr.l.
Luxembourg

      We have audited the accompanying consolidated balance sheets of Jafra Worldwide Holdings (Lux) S.àr.l. (successor Parent to CDRJ Investments (Lux) S.A.) and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedules for the years ended December 31, 2003 and 2002 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jafra Worldwide Holdings (Lux) S.àr.l. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

/s/ Ernst & Young LLP

Los Angeles, California

March 12, 2004

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholders of

Jafra Worldwide Holdings (Lux) S.àr.l. Luxembourg

      We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Jafra Worldwide Holdings (Lux) S.àr.l. (Successor Parent to CDRJ Investments (Lux) S.A.) and subsidiaries (the “Company”) for the year ended December 31, 2001. Our audit also included the financial statement schedules for the year ended December 31, 2001 listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jafra Worldwide Holdings (Lux) S.a.r.l. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 6, 2002 (February 24, 2003,
as to paragraph 11 of Note 2
and paragraph 4 of Note 5 and
August 8, 2003, as to paragraph 21
of Note 2)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	December 31,	December 31,
	2003	2002

Current assets:
Cash and cash equivalents	$16,120	$26,821
Receivables, less allowances for doubtful accounts of $8,233 in 2003 and $8,213 in 2002	39,680	40,205
Inventories	39,849	33,573
Prepaid income taxes	414	258
Prepaid expenses and other current assets	4,906	4,846
Deferred income taxes	6,381	1,705
Assets from discontinued operations	138	3,653

Total current assets	107,488	111,061
Property and equipment, net	63,356	60,395
Other assets:
Goodwill	63,096	66,173
Trademarks	41,242	44,570
Deferred financing fees and other, net	18,561	7,796

Total	$293,743	$289,995

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$7,500	$6,489
Accounts payable	22,213	18,215
Accrued liabilities	49,174	46,761
Income taxes payable	5,216	4,911
Deferred income taxes	2,941	1,430
Liabilities from discontinued operations	124	860

Total current liabilities	87,168	78,666
Long-term debt	240,000	77,894
Deferred income taxes	17,163	21,186
Other long-term liabilities	4,801	3,787

Total liabilities	349,132	181,533

Commitments and contingencies	—	—
Stockholder’s (deficit) equity:
Common stock, par value $100 (2003) and $2 (2002); 151 shares authorized, issued and outstanding in 2003 and 1,020,000 shares authorized (2002); issued and outstanding 831,888 in 2002	15	1,664
Additional paid-in capital	—	81,921
Retained (deficit) earnings	(46,250)	37,145
Accumulated other comprehensive loss	(9,154)	(12,268)

Total stockholder’s (deficit) equity	(55,389)	108,462

Total	$293,743	$289,995

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Net sales	$383,859	$382,644	$365,429
Cost of sales	89,703	90,259	84,259

Gross profit	294,156	292,385	281,170
Selling, general and administrative expenses	249,558	233,767	224,922

Income from operations	44,598	58,618	56,248
Other income (expense):
Exchange loss, net	(10,967)	(10,576)	(9,554)
Interest expense	(21,207)	(11,709)	(13,717)
Interest income	290	257	367
Loss on extinguishment of debt	(6,620)	—	—
Other expense	(567)	(190)	(302)
Other income	147	262	200

Income before income taxes and cumulative effect of accounting change	5,674	36,662	33,242
Income tax expense	8,258	16,204	17,343

(Loss) income from continuing operations before cumulative effect of accounting change	(2,584)	20,458	15,899
Loss on discontinued operations, net of income tax expense of $36 in 2003, $65 in 2002 and $77 in 2001	(5,367)	(1,442)	(185)

(Loss) income before cumulative effect of accounting change	(7,951)	19,016	15,714
Cumulative effect of accounting change, net of income tax expense of $0 in 2002 and $82 in 2001	—	(244)	126

Net (loss) income	$(7,951)	$18,772	$15,840

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year	831,888	$1,664	831,888	$1,664	834,293	$1,669
Issuance of common stock	—	—	—	—	474	1
Exercise of stock options	—	—	—	—	210	—
Repurchase of common stock	—	—	—	—	(3,089)	(6)
Recapitalization of operations from CDRJ Investments (Lux) S.A. to Jafra Worldwide (Lux) S.àr.l	(831,737)	(1,649)	—	—	—	—

Balance, end of year	151	15	831,888	1,664	831,888	1,664

Additional Paid-in Capital:
Balance, beginning of year		81,921		81,921		82,128
Issuance of common stock		—		—		99
Exercise of stock options		—		—		52
Repurchase of common stock		—		—		(358)
Recapitalization of operations from CDRJ Investments (Lux) S.A. to Jafra Worldwide (Lux) S.àr.l		1,649		—		—
Distribution to stockholders of CDRJ Investments (Lux) S.A.		(83,570)		—		—

Balance, end of year		—		81,921		81,921

Retained (Deficit) Earnings:
Balance, beginning of year		37,145		18,373		2,942
Net (loss) income		(7,951)		18,772		15,840
Repurchase of common stock		—		—		(409)
Distribution to stockholders of CDRJ Investments (Lux) S.A.		(74,039)		—		—
Reserved for liquidation costs and final distribution to stockholders of CDRJ Investments (Lux) S.A.		(1,405)		—		—

Balance, end of year		(46,250)		37,145		18,373

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(12,268)		(5,966)		(5,572)
Net unrealized and deferred realized (losses) gains on derivatives		(15)		3,482		(3,746)
Tax (expense) benefit on unrealized and deferred realized gains (losses) on derivatives		(235)		92		1,311
Reclassification of accumulated translation adjustment on discontinued operations		2,458		—		—
Currency translation adjustments		906		(9,876)		2,041

Balance, end of year		(9,154)		(12,268)		(5,966)

Total Stockholder’s (Deficit) Equity	151	$(55,389)	831,888	$108,462	831,888	$95,992

Comprehensive (Loss) Income:
Net (loss) income		$(7,951)		$18,772		$15,840
Unrealized and deferred realized losses on derivatives		(119)		(446)		(5,504)
Reclassified to exchange loss		(550)		1,167		797
Reclassified to cost of sales		654		2,761		961
Tax (expense) benefit on unrealized and deferred realized losses on derivatives		(235)		92		1,311
Reclassification of accumulated translation adjustment on discontinued operations		2,458		—		—
Currency translation adjustments		906		(9,876)		2,041

Total Comprehensive (Loss) Income		$(4,837)		$12,470		$15,446

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net (loss) income	$(7,951)	$18,772	$15,840
Cumulative effect of accounting change, net of taxes	—	244	(126)
Loss on discontinued operations, net of taxes	5,367	1,442	185

(Loss) income from continuing operations before cumulative effect of accounting change	(2,584)	20,458	15,899
Adjustments to reconcile (loss) income from continuing operations before cumulative effect of accounting change to net cash provided by operating activities:
Loss (gain) on sale of property and equipment	—	(76)	69
Depreciation and amortization	5,743	5,506	7,572
Provision for uncollectible accounts receivable	8,549	12,376	9,323
Amortization and write off of deferred financing fees	4,035	1,405	1,434
Asset impairment charge	388	—	—
Unrealized foreign exchange and derivative losses (gains)	11,653	8,362	(683)
Deferred realized foreign exchange gains (losses)	646	181	(827)
Deferred income taxes	(7,188)	587	3,913
Changes in operating assets and liabilities:
Receivables	(10,879)	(14,404)	(15,578)
Inventories	(8,138)	1,013	(933)
Prepaid expenses and other current assets	(47)	5,586	2,777
Other assets	(115)	1,802	256
Accounts payable and accrued liabilities	9,451	1,683	(961)
Income taxes payable/prepaid	578	(1,138)	7,377
Other long-term liabilities	1,014	699	722
Net operating activities of discontinued operations	(129)	(618)	193

Net cash provided by operating activities	12,977	43,422	30,553

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	225	93
Purchases of property and equipment	(10,703)	(10,980)	(11,171)
Other	(780)	(531)	(408)
Net investing activities of discontinued operations	—	—	(201)

Net cash used in investing activities	(11,483)	(11,286)	(11,687)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	200,000	—	—
Proceeds from issuance of term loan	50,000	—	—
Repurchase of subordinated debt due 2008	(75,180)	—	—
Repayments under term loan facility	(10,875)	(6,125)	(4,500)
Repayments under revolving credit facility	(34,700)	(61,000)	(101,200)
Borrowings under revolving credit facility	34,700	59,200	88,500
Repayments under bank debt	(828)	(813)	(357)
Borrowing under bank debt	—	32	1,620
Distribution of additional paid-in capital to stockholders	(83,570)	—	—
Distribution payment to stockholders from retained earnings	(75,444)	—	—
Deferred financing fees	(14,688)	—	—
Net issuance of common stock	—	—	152
Repurchase of common stock	—	—	(773)

Net cash used in financing activities	(10,585)	(8,706)	(16,558)
Effect of exchange rate changes on cash	(1,610)	(2,355)	(1,185)

Net (decrease) increase in cash and cash equivalents	(10,701)	21,075	1,123
Cash and cash equivalents at beginning of year	26,821	5,746	4,623

Cash and cash equivalents at end of year	$16,120	$26,821	$5,746

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$19,298	$10,163	$11,538
Income taxes	$5,746	$8,264	$5,319

     At December 31, 2003, the Company had deferred net gains of $0.3 million of foreign currency option contracts recorded as other comprehensive loss and other receivables, with a related tax benefit recorded as a component of deferred taxes and other comprehensive income. At December 31, 2002, the Company had deferred net gains of $0.4 million on foreign currency option contracts recorded as other comprehensive loss and other receivables. At December 31, 2001, the Company had deferred losses of $2.9 million on foreign currency forward contracts recorded in accrued liabilities and other comprehensive income. Additionally, the related deferred income tax benefit of $1.3 million related to the deferred losses was recorded as a component of net deferred tax liability and other comprehensive income.

     During the year ended December 31, 2003, the Company reclassified $2,458,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to loss on discontinued operations.

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Description of Business

Basis of Presentation

      Jafra Worldwide Holdings (Lux) S.àr.l, a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l. CDRJ North Atlantic (Lux) S.àr.L., a Luxembourg société à responsabilité limitée (“North Atlantic”), is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A. a Luxembourg société anonyme (“CDRJ”).

      On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

      Jafra Distribution was organized February 26, 2003 to conduct the distribution functions of the Parent’s Mexican operations. The Parent was organized on February 24, 2003 as a holding company to conduct the worldwide Jafra cosmetics business through its subsidiaries. CDRJ is a holding company that, until the Recapitalization, conducted the Jafra cosmetics business through its subsidiaries. Since the commencement of the liquidation, CDRJ has conducted no operations other than those incident to winding up its activities. The liquidation of CDRJ is expected to be completed during 2004.

      The accompanying audited consolidated financial statements for the year ended December 31, 2003 reflect the operations of the Parent and its subsidiaries and include the operations of CDRJ and its subsidiaries through May 20, 2003. The accompanying audited consolidated financial statements for the years ended December 31, 2002 and 2001 reflect the operations of CDRJ and its subsidiaries. The historical consolidated financial statements of CDRJ are equivalent to the operations of the Parent. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

      The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a direct selling network of independent consultants, who market and sell the Company’s products to their customers. The Company operates in four primary markets: Mexico, the United States, Europe and South America.

(2)	Summary of Significant Accounting Policies

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents. Cash and cash equivalents include cash, time deposits and all highly liquid debt instruments with a maturity of three months or less when purchased.

      Inventories. Inventories are stated at the lower of cost, as determined by the first-in, first-out basis, or market. The Company provides a reserve for estimated obsolete and unsaleable inventory based on assumptions as to future demand of product.

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 or 40 years for buildings, the lesser of the useful life or the term of the lease for improvements, 5 to 15 years for machinery and equipment and 3 to 8 years for hardware and software. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets principally consist of goodwill and trademarks. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and certain other indefinite life intangible assets, but tests those intangible assets for impairment at least annually. Prior to adoption of SFAS No. 142, goodwill and other intangible assets were amortized using the straight-line method over a period of 40 years. Goodwill of $77.9 million and trademarks of $53.8 million, resulted from the Company’s acquisition from Gillette in 1998.

      Deferred Financing Costs. In connection with the Recapitalization, the Company incurred approximately $14,688,000 of costs related to the issuance of the New Notes and the establishment of the revolving credit facility and the term loan facility. Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2003 was $1,273,000. The proceeds of the New Notes were used to redeem the Old Notes and repay outstanding amounts under its existing credit agreement (the “Old Credit Agreement”) and then the Old Credit Agreement was terminated. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2,203,000 of deferred financing fees capitalized in connection with the Old Notes and the Old Credit Agreement. (See Note 7). Prior to writing off the deferred financing fees associated with the Old Notes and Old Credit Agreement, the Company amortized $606,000 of deferred financing fees during the year ended December 31, 2003.

      Impairment of Long-Lived Assets and Intangibles. Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable based on the provisions of SFAS No. 142. (See Note 5).

      Foreign Currency Forward and Option Contracts. During 2002, the Company entered into foreign currency forward contracts and forward currency option contracts. In 2003, the Company only entered into foreign currency option contracts. The Company enters into these contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. The Company accounts for these contracts pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

gain of $126,000 (net of a tax effect of $82,000) as a cumulative effect adjustment to earnings. This adjustment related to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represented the difference between the carrying value and the fair value of such instruments.

      As a matter of policy, the Company does not hold or issue foreign currency forward contracts or foreign currency option contracts for trading or speculative purposes. Under SFAS No. 133, the Company’s use of forward contracts and option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts and option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s foreign currency forward contracts and option contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net (loss) income. At December 31, 2003 and 2002, the carrying value of the option contracts was $440,000 and $402,000, respectively, and was included in current assets in the accompanying consolidated balance sheets.

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the New Notes and Old Notes and other fixed rate long-term debt at December 31, 2003 and 2002 was $212,000,000 and $77,888,000, respectively, based upon discussions with one of the Company’s largest bondholders and an analysis of current market interest rates and the Company’s credit rating. As the Company’s revolving credit facility and the term loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the revolving credit facility and the term loan approximated their carrying amounts at December 31, 2003 and 2002.

      Revenue Recognition. The Company recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales. Sales are reduced by commissions paid to consultants on their personal sales pursuant to Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” In connection with the adoption of EITF No. 01-9, the Company reclassified $3,778,000 of commissions on personal sales paid to consultants, previously reported as selling, general and administrative expenses, as reduction of revenue for the year ended December 31, 2001.

      Cost of Sales. The Company’s cost of sales primarily represents the cost to the Company of the products it sells to its consultants and costs associated with free product on certain promotional arrangements. Cost of sales also includes manufacturing and other production-related expenses, freight in, purchasing, warehousing, inventory transfer costs and charges related to obsolete and slow-moving inventory.

      Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) include sales promotional expenses, including the cost of various sales incentives, distribution expenses, and shipping and handling costs, as well as selling, marketing and administrative expenses, including general management, finance, human resources, information technology and bad debt expense related to uncollectible accounts receivable. SG&A expenses also include override payments to managers, who earn a percentage of the sales generated by consultants recruited directly or indirectly by them. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Overrides and incentives are accrued when earned.

      Advertising Costs. The Company expenses advertising costs as incurred. Total advertising costs aggregated $505,000, $480,000 and $587,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Shipping and Handling Costs. Shipping and handling costs of $30,470,000, $31,618,000 and $27,946,000 for the years ended December 31, 2003, 2002 and 2001, respectively, are included in selling, general and administrative expenses.

      Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,271,000, $1,469,000 and $1,842,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Income Taxes. The Company accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

      Foreign Currency Translation. The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

      Approximately 74%, 76% and 78% of the Company’s net sales for the years ended December 31, 2003, 2002 and 2001, respectively, were generated by operations located outside of the United States. Mexico is the Company’s largest foreign operation, accounting for 63%, 66% and 68% of the Company’s net sales for the years ended December 31, 2003, 2002 and 2001, respectively. As such, the Company’s results of operations are subject to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar.

      Additionally, Jafra Mexico had outstanding U.S. dollar-denominated debt of $148,500,000 and $32,447,000 at December 31, 2003 and 2002, respectively. This debt is remeasured at each reporting date with the impact of the remeasurement being recorded in net (loss) income, subjecting the Company to additional foreign exchange risk.

      New Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. The Company adopted SFAS No. 145 on January 1, 2003 and reclassified items previously reported as extraordinary items as a component of income from continuing operations in the accompanying consolidated statements of operations.

      The Company adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to the Company’s financial position or results of operations. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement were effective for exit or disposal activities that were initiated after December 31, 2002.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transaction and Disclosure, an amendment to FASB Statement No. 123.” This Statement requires more extensive disclosure, including interim disclosure, related to stock based compensation for all companies and permits additional transition methods for companies that elect to use the fair value method for employee stock compensation. This Statement was effective for fiscal years ending after December 15, 2002. The company adopted the disclosure requirements of SFAS No. 148. (See Note 15).

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 will be effective for the Company in the first quarter of 2004. This interpretation may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material impact on the Company’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on the Company’s financial position or results of operations.

      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

(3) Inventories

      Inventories consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Raw materials and supplies	$6,131	$5,239
Finished goods	33,718	28,334

Total inventories	$39,849	$33,573

(4) Property and Equipment

      Property and equipment consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Land	$15,686	$16,448
Buildings and improvements	16,662	17,452
Machinery, equipment and other	50,886	41,539

	83,234	75,439
Less accumulated depreciation	19,878	15,044

Property and equipment, net	$63,356	$60,395

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5) Goodwill and Trademarks

      The Company’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. The Company has determined trademarks to have an indefinite life. The carrying value of trademarks was $41,242,000 as of December 31, 2003. The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2001	$32,188	$32,401	$5,937	$192	$70,718
Translation effect	—	(3,853)	(637)	189	(4,301)
Impairment losses	—	—	—	(244)	(244)

Balance as of December 31, 2002	32,188	28,548	5,300	137	66,173
Translation effect	—	(2,120)	(820)	—	(2,940)
Impairment losses	—	—	—	(137)	(137)

Balance as of December 31, 2003	$32,188	$26,428	$4,480	$—	$63,096

      The Company adopted SFAS No. 142 on January 1, 2002. In accordance with such adoption, the Company identified all reporting units in conjunction with the provisions of SFAS No. 142 and allocated all goodwill accordingly. Prior to June 30, 2002, the Company completed the transitional goodwill impairment test required by SFAS No. 142. Due to general market uncertainty in Colombia, the Company recorded an impairment loss of $244,000 associated with its Colombia reporting unit. The impairment loss was recorded as a cumulative effect of accounting change in the accompanying consolidated statements of operations.

      During the year ended December 31, 2003, the Company identified impairment indicators regarding the Venezuelan operations given the Company’s decision to exit this market. The Company recorded an impairment loss of $137,000 for goodwill allocated to the Venezuelan reporting unit.

      A reconciliation of previously reported net (loss) income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net (loss) income	$(7,951)	$18,772	$15,840
Goodwill amortization, net of tax	—	—	1,706
Trademark amortization, net of tax	—	—	822

Adjusted net (loss) income	$(7,951)	$18,772	$18,368

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6) Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Sales promotions, commissions and overrides	$19,953	$15,094
Accrued interest	2,728	1,498
Compensation and other benefit accruals	9,892	8,507
State and local sales taxes and other taxes	8,753	14,912
Other	7,848	6,750

Total accrued liabilities	$49,174	$46,761

(7) Debt

      Debt consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Subordinated Notes, unsecured, interest payable semi-annually at 10 3/4% and 11 3/4% at December 31, 2003 and 2002, respectively	$200,000	$75,180
Term loan, secured, principal and interest due in quarterly installments, interest rates at 4.7% and 3.1% at December 31, 2003 and 2002, respectively	47,500	8,375
Unsecured foreign bank loan agreement, principal and interest due in monthly installments, weighted average interest rates of 18.5% at December 31, 2002	—	828

Total debt	247,500	84,383
Less current maturities	7,500	6,489

Long-term debt	$240,000	$77,894

      The Company’s long-term debt matures as follows (in thousands): $7,500 in 2004, $10,000 in 2005, $10,000 in 2006, $12,500 in 2007, $7,500 in 2008 and $200,000 thereafter.

      On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the New Notes) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

      JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of New Notes jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. Jafra Cosmetics S.A. has also fully and unconditionally guaranteed the obligations of Jafra Distribution under the New Notes. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The New Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the New Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75 plus accrued interest. On September 15, 2003, the Issuers consummated a registered exchange of the New Notes under the Securities Act of 1933.

      In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. As of December 31, 2003, the applicable interest rates were 6.50% and 4.69% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

      Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2003, the Company was in compliance with all covenants.

      The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the senior credit agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10 3/4% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

      The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to North Atlantic. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specified other amounts. In addition, as a condition to making such payments to North Atlantic based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the senior credit agreement contain similar restrictions. The senior credit agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Indenture) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the senior credit agreement) does not exceed 3 to 1 after giving effect to such payment.

      On May 23, 2003, with proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, JCI and Jafra Cosmetics S.A. redeemed the Old Notes in the aggregate outstanding principal amount of $75,180,000 at a premium of approximately $4,417,000. Additionally, JCI and Jafra Cosmetics S.A. repaid $7,375,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2,203,000 of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $6,620,000 and were recorded as loss on extinguishment of debt on the accompanying consolidated statements of operations.

      The Company capitalized approximately $14,688,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset on the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of December 31, 2003, approximately $1,273,000 of the deferred financing fees were amortized.

      The Old Notes were issued on April 30, 1998. JCI and Jafra Cosmetics S.A. borrowed $125 million by issuing $100 million aggregate principal amount of 11 3/4% Subordinated Notes due 2008 pursuant to an Indenture dated April 30, 1998 and $25 million under a senior credit agreement. At the date of issuance, the Old Notes represented the several obligations of JCI and Jafra Cosmetics S.A. in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Old Notes had a fixed interest rate of 11 3/4% payable semi-annually.

      During the year ended December 31, 2001, Jafra Cosmetics S.A. entered into an unsecured foreign bank loan agreement. Under this agreement, Jafra Cosmetics S.A. had the peso equivalent of $828,000 outstanding at December 31, 2002 at a weighted average fixed interest rate of 18.5%. During the year ended December 31, 2003, Jafra Cosmetics S.A. paid the remaining principal balance on this unsecured foreign bank loan agreement.

      As of December 31, 2003, the Company had irrevocable standby letters of credit outstanding totaling $2.9 million. These letters of credit, expiring on various dates through April 30, 2004, collateralize the Company’s obligation to a third-party in connection with certain lease agreements.

(8)	Equity

      After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, the shareholders of CDRJ resolved to liquidate CDRJ. As a result, CDRJ made an initial liquidating distribution of $157,609,000 to its shareholders of record at May 20, 2003. Additionally, CDRJ reserved $1,405,000 to pay subsequent distributions or expenses associated with its liquidation. JCI also made

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a special payment to the holders of CDRJ options and certain members of management and non-employee directors. (See Note 15). The equity of the Company at December 31, 2003 represents the capital of the Parent, as organized on February 24, 2003. (See Note 1).

(9)	Income Taxes

      The Company’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2003	2002	2001

Income before income taxes and cumulative effect of accounting change:
United States	$(6,039)	$12,859	$13,530
Foreign	11,713	23,803	19,712

	$5,674	$36,662	$33,242

      Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 35% and the Mexican Federal corporate rate of 34% in 2003) to income before income taxes as a result of the following:

	Years Ended December 31,

	2003	2002	2001

Provision for income taxes at federal statutory rate	$1,857	$12,842	$11,689
Foreign income subject to tax other than at federal statutory rate	2,139	3,461	4,270
Foreign tax and other credits	(2,214)	(2,312)	(3,230)
State income taxes	(220)	548	544
Valuation allowance — domestic	(35)	(2,329)	944
Valuation allowance — foreign	3,510	1,710	2,874
Losses with no tax benefit	1,641	2,348	—
Other	1,580	(64)	252

Income tax expense	$8,258	$16,204	$17,343

      The components of income tax expense are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$178	$140

Foreign:
Mexico	12,994	15,177	13,303
Europe	28	(297)	641
Other	2,644	2,359	113

	15,666	17,239	14,057
State	(220)	548	544

Total current	15,446	17,965	14,741
Deferred — foreign	(3,248)	(646)	1,506
Deferred — domestic	(4,835)	(332)	2,407
Foreign deferred allocated to other comprehensive loss	895	(783)	(1,311)

Total deferred	(7,188)	(1,761)	2,602
Total income taxes on income before income taxes and cumulative effect of accounting change	8,258	16,204	17,343
Income tax expense on cumulative effect of accounting change	—	—	82
Income tax on discontinued operations	36	65	77

Total income tax expense	$8,294	$16,269	$17,502

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Deferred income tax assets:
Accounts receivable	$2,346	$2,454
Net operating loss carryforwards	26,360	12,338
Foreign tax and other credit carryforwards	3,049	2,193
Accrued sales promotions	1,658	1,977
Other accrued liabilities	2,848	5,233
Prepaid purchases and expenses	3,446	—
Guarantee fee	1,092	—
Other	3,806	1,771

Total deferred income tax assets	44,605	25,966
Less valuation allowance	(15,931)	(12,456)

Net deferred income tax assets	28,674	13,510
Deferred income tax liabilities:
Transaction and deferred financing costs	(2,122)	(235)
Property and equipment	(3,793)	(4,406)
Trademark and goodwill	(17,459)	(18,129)
Inventories	(9,470)	(7,914)
Prepaid purchases and expenses	(4,379)	—
Guarantee fee	(1,092)	—
Other	(4,082)	(3,737)

Total deferred income tax liabilities	(42,397)	(34,421)

Net deferred income tax liabilities	$(13,723)	$(20,911)

      The Company records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2003 and 2002 were based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2003 and 2002 were provided principally to offset operating loss carryforwards and foreign tax credit carryforwards of the Company’s U.S., European and South American subsidiaries. Valuation allowances at December 31, 2003 were also provided to offset operating loss carryforwards at Jafra Distribution, which is not included in the consolidated tax returns of other Mexico entities.

      At December 31, 2003, the Company’s deferred income tax assets for loss carryforwards totaled $29,409,000 comprised of foreign asset and other credit carryforwards of $3,049,000 and operating loss carryforwards of $26,360,000. At December 31, 2002, the Company’s deferred income tax assets for carryforwards totaled $14,531,000 comprised of foreign asset and other credit carryforwards of $2,193,000 and net operating loss carryforwards of $12,338,000. These deferred income tax assets were reduced by a valuation allowance of $15,931,000 and $12,456,000 at December 31, 2003 and 2002, respectively. The tax loss and certain credit carryforwards expire in varying amounts between 2004 and 2013. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense for the year ended December 31, 2002 was reduced by $1,169,000 as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra Mexico’s net deferred income tax liabilities. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005

      During the years ended December 31, 2003 and 2002, the Company recorded a reserve of $1,641,000 and $2,348,000 against certain income tax benefits in the United States and recorded the reserve as an accrued liability on the accompanying consolidated balance sheets.

(10)	Benefit Plans

      Certain former employees of the Company’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension expense of $22,000, $48,000 and $278,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Under Mexican labor laws, employees of Jafra Mexico are entitled to a payment when they leave the Company if they have fifteen or more years of service, or with less tenure under certain conditions. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $1,506,000, $1,222,000 and $995,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The total liability was approximately $1,850,000 and $1,724,000 at December 31, 2003 and 2002, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

      The Company’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company’s expense under this program was $553,000, $618,000 and $600,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company’s U.S. subsidiary also has a non-qualified supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company’s expense under this program was $185,000, $207,000 and $177,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset and the related liability in the accompanying consolidated balance sheets of $3,191,000 and $2,411,000 at December 31, 2003 and 2002, respectively.

(11)	Related Party Transactions

      Pursuant to a consulting agreement entered into following the acquisition of CDRJ from the Gillette Company, until the 10th anniversary of the acquisition or the date on which CD&R Fund V no longer has an investment in the Company or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. The annual fee is $1,000,000. As required by the terms of the Company’s lending arrangements, such fees are determined by arm’s-length negotiation and are believed by the Company to be reasonable. An amendment, effective January 1, 2001, adds to CD&R’s services under the

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company’s Board of Directors who are not employees of the Company, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The CD&R fees incurred during each of the years ended December 31, 2003, 2002 and 2001 was $1,000,000. In addition, certain officers and directors of CD&R or its affiliates serve as directors of the Company.

(12)	Restructuring and Impairment Charges and Related Accruals

      Prior Years Restructuring and Impairment Charges. During 2001, the Company wrote-off $0.2 million of intangible assets as the Company determined that the undiscounted cash flows were less than the carrying amount of the assets due to a downturn in the political and economic environment in Argentina. The amount was classified in selling, general and administration in the accompanying consolidated statements of operations.

      In 2000, the Company recorded approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges of approximately $1.6 million related to the Company’s repositioning activities in Europe, primarily severance costs, of which $1.4 million was paid in 2000 and 2001 and the remaining $0.2 million was paid in 2002. The asset impairment charges of $1.0 million consisted of approximately $0.3 million related to the Company’s repositioning activities in Europe and approximately $0.7 million relating to the write-down of certain capitalized computer software costs in the United States.

      The remaining components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

Year Ended
December 31,
2001

Additions — charges to income:
Severance	$(84)
Lease costs	80
Other	4

Total additions	$—

      A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended
	December 31,

	2002	2001

Opening balance	$201	$699
Additions	—	—
Charges against reserves	(201)	(498)

Ending balance	$—	$201

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

December 31,
2001

Severance	$—
Lease costs and other	201

$201

      The principal component of the restructuring accruals was severance. A summary of the severance activity is as follows (dollar amounts in thousands):

	Year Ended
	December 31, 2001

	# of
	Employees	Amount

Opening balance	16	$385
Planned terminations	—	—
Adjustment to planned terminations	—	(84)
Actual terminations	(16)	(301)

Ending balance	—	$—

      Current year restructuring. During the year ended December 31, 2003, the Company ceased operations in Thailand. The Company has begun liquidation of the assets in this market and has recorded $251,000 related to asset impairment charges. Such amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations

(13)	Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

      The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company has three reportable business segments: Mexico, the United States, and Europe. Business results for subsidiaries in South America, the Dominican Republic, and Thailand are combined and included in the following table under the caption “All Others.”

      The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and impairment and in 2001, amortization of goodwill and intangibles, if any. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and operating profit (loss).

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.”

					Corporate,
		United		All	Unallocated	Consolidated
	Mexico	States	Europe	Others	and Other	Total

	(Dollars in thousands)
As of and for the year ended December 31, 2003
Net sales	$241,750	$99,377	$32,874	$9,858	$—	$383,859
Operating profit (loss)	66,080	16,519	1,927	(5,011)	(34,917)	44,598
Depreciation and amortization	2,240	2,796	442	265	—	5,743
Capital expenditures	5,890	4,167	333	313	—	10,703
Segment assets	180,818	91,108	18,244	4,891	(1,456)	293,605
Assets from discontinued operations	—	—	—	138	—	138
Goodwill	26,428	32,188	4,480	—	—	63,096
As of and for the year ended December 31, 2002
Net sales	$251,546	$92,143	$26,932	$12,023	$—	$382,644
Operating profit (loss)	66,245	15,620	1,224	(5,579)	(18,892)	58,618
Depreciation and amortization	2,121	2,631	411	343	—	5,506
Capital expenditures	4,124	6,298	174	384	—	10,980
Segment assets	178,629	84,237	18,673	6,153	(1,350)	286,342
Assets from discontinued operations	—	—	—	3,653	—	3,653
Goodwill	28,548	32,188	5,300	137	—	66,173
As of and for the year ended December 31, 2001
Net sales	$247,514	$79,611	$26,329	$11,975	$—	$365,429
Operating profit (loss)	71,289	11,580	1,795	(5,861)	(22,555)	56,248
Depreciation and amortization	3,908	2,709	610	229	116	7,572
Capital expenditures	6,024	4,529	230	388	—	11,171

      Corporate, unallocated and other include (in thousands):

	Years Ended December 31,

	2003	2002	2001

Corporate expenses	$(14,856)	$(15,470)	$(16,706)
Transaction related expenses	(16,786)	(1,525)	—
Amortization	—	—	(3,456)
Unusual charges(1)	(3,275)	(1,897)	(2,393)

Total corporate, unallocated and other	$(34,917)	$(18,892)	$(22,555)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional business segment information regarding product lines is as follows:

	2003		2002		2001

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product Line	of Total	Product Line	of Total	Product Line	of Total
	($ in millions)	Sales	($ in millions)	Sales	($ in millions)	Sales

Skin care	$73.8	19.9%	$66.3	17.9%	$66.4	18.7%
Body care and personal care	47.2	12.7	40.5	10.9	35.0	9.9
Color cosmetics	84.9	22.8	97.6	26.3	91.9	25.9
Fragrances	127.3	34.3	124.9	33.7	123.1	34.7
Other products(1)	38.3	10.3	41.3	11.2	38.3	10.8

Subtotal before shipping and other fees less commissions	371.5	100.0%	370.6	100.0%	354.7	100.0%

Shipping and other fees less commissions	12.4		12.0		10.7

Total	$383.9		$382.6		$365.4

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(14)	Commitments and Contingencies

      The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2008. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based on consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are (in thousands) are as follows:

2004	$3,835
2005	3,565
2006	3,060
2007	2,803
2008	2,575

$15,838

      Rental expense was $3,757,000, $3,398,000 and $3,149,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      The Company has implemented a structure in a certain foreign jurisdiction to minimize import taxes. While management believes this structure adequately protects and minimizes the Company’s exposure to import taxes, the Company may be adversely impacted if this structure does not withstand challenges by local tax authorities. Management believes that the resolution of a tax authority challenge, if any, will not have a material adverse effect on the Company’s business, financial condition or results of operations.

      The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Management Incentive Arrangements

Company Plan

      Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale to members of senior management of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock. CDRJ reserved 156,423 shares for issuance under the Stock Incentive Plan, and as of December 31, 2003, 42,121 shares and 84,242 options were outstanding. A summary of the status and activity of shares purchased under the Stock Incentive Plan is as follows:

	Number	Price Per
	of Shares	Share

Shares outstanding at December 31, 2000	42,026
Shares issued in 2001	474	$210
Options exercised in 2001	210	150
Shares repurchased in 2001	(589)	$250

Shares outstanding at December 31, 2001	42,121
Shares issued in 2002	—	—
Options exercised in 2002	—	—
Shares repurchased in 2002	—	—

Shares outstanding at December 31, 2002	42,121
Shares issued in 2003	—	—
Options exercised in 2003	—	—
Shares repurchased in 2003	—	—

Shares outstanding at December 31, 2003	42,121

      The purchase price of shares issued in 2000 and 2001 and options exercised in 2000 and 2001 represented the estimated fair value at the respective dates of issuance and exercise, except as discussed below. In 2001, 210 shares were issued at a price below fair value, and the Company recognized compensation expense of approximately $21,000. Under certain circumstances, the management stockholders can require the Company to repurchase their shares, subject to a holding period of at least seven months from the date such shares were acquired, for an amount not to exceed fair value.

      In connection with the purchase of common stock of CDRJ, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant under the Stock Incentive Plan. The options have a life of ten years from the date of grant. Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee (“Option Type 1”). The remaining fifty percent of the options become vested, subject to the continuous employment of the grantee as follows: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause(a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the ninth anniversary of the date of grant (“Option Type 2”).

      In connection with the Recapitalization, the Board of Directors approved an amendment to CDRJ’s stock incentive plan to reflect the equity instruments as rights to shares in North Atlantic rather than shares in

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CDRJ upon final liquidation of CDRJ. In addition, as of May 21, 2003, the Board approved a reduction in the exercise price of all existing options granted with an exercise price of $100, $150 and $210 to $39.91, $59.86 and $83.80, respectively, due to the Recapitalization. The repricing was based on an equity valuation performed by a third-party which indicated a fair value per share of approximately $317 immediately prior to the Recapitalization. In order to affect this re-pricing, the exercise price per share of all existing options of CDRJ was reduced such that the awards aggregate intrinsic value immediately after the Recapitalization was not greater than the aggregate intrinsic value immediately before Recapitalization and the ratio of the exercise price per option to the market value per share was not reduced. A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	2003		2002		2001

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	84,242	$44.84	84,242	$44.84	84,052	$44.58
Granted	—	—	—	—	948	$83.80
Exercised	—	—	—	—	(210)	$59.86
Canceled	—	—	—	—	(548)	$65.36

Outstanding at year-end	84,242	$44.84	84,242	$44.84	84,242	$44.84

Options exercisable at year-end	68,120	$44.75	66,615	$43.57	63,528	$41.88
Options available for grant	19,093	—	19,093	—	19,093	—

      The following table summarizes information about options outstanding as of December 31, 2003:

	Outstanding			Exercisable

		Weighted Average
Exercise	Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Price	of Options	Life (Yrs.)	Exercise Price	of Options	Exercise Price

$39.91	74,256	4.75	$39.91	60,117	$39.91
$59.86	948	5.92	$59.86	902	$59.86
$83.80	9,038	6.63	$83.80	7,101	$83.80

	84,242	4.96	$44.84	68,120	$44.75

      The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by the Company upon issuance of such options. The fair value of each option granted by the Company was estimated using the minimum value option pricing model. The assumptions used in this pricing model and the weighted average fair value of options granted during 2001 is summarized as follows:

	2001

	Option	Option
	Type 1	Type 2

Risk-free interest rate	5.80%	5.80%
Expected option life (in years)	5.0	7.0
Expected volatility	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average fair value per option	$20.83	$27.65

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123 “Accounting for Stock Based Compensation,” pro forma net (loss) income would have been as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net (loss) income, as reported	$(7,951)	$18,772	$15,840
Pro forma compensation cost	51	92	348

Pro forma net (loss) income	$(8,002)	$18,680	$15,492

Employment Agreements

      Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.

      The Company has a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of December 31, 2003 and 2002, $370,000 and $415,000 of bonuses were deferred, respectively. The Company recognizes compensation expense as the vesting requirements are met.

2003 Bonus Payments

      During the year ended December 31, 2003, in order to compensate option holders for any diminished value of the outstanding options, the Board of Directors authorized $10,391,000 in compensatory payments to current option holders. Additionally, the Company authorized a special bonus of $2,715,000 (excluding employer taxes) to certain members of management and non-employee directors for contributions in completing the Recapitalization of CDRJ. These payments were recorded as compensation expense as a component of selling, general and administrative expenses within the consolidated statements of operations.

(16)	Manufacturing Agreement

      The Company and a third-party contractor (the “Contractor”) entered into a manufacturing agreement, dated as of June 10, 1999, (the “Manufacturing Agreement”). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of the Company’s requirements for certain cosmetic and skin care products for an initial term of five years. The Manufacturing Agreement provides for price renegotiations by the Contractor if the Company’s quarterly or annual purchase volume falls below specified minimums. The Manufacturing Agreement requires the Contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the Contractor. In addition, the Company is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by the Company if the Contractor is unable to sell such materials to a third party. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions. On December 8, 2003, the Company provided notification to the third-party contractor that the Company does not intend to renew the contract upon its expiration in 2004.

      During the fourth quarter of 2000, the Contractor obtained $1,000,000 of advances from the Company in exchange for an unsecured promissory note. The note had interest at an annual rate of 9% and was payable in monthly installments commencing on February 15, 2001. On April 15, 2002, the unsecured promissory note was amended to advance an additional $320,000 to the Contractor. At December 31, 2002 approximately $101,000 of the note was outstanding and was included in receivables in the accompanying consolidated balance sheets. During the year ended December 31, 2003, the note was paid in full.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(17)	Foreign Currency Forward and Option Contracts

      The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts. Prior to March 2002, the Company purchased forward exchange contracts (“forward contracts” or “forwards”) to hedge its foreign currency exposures to the Mexican peso. In mid-2002, in accordance with previously approved policies, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts”). The Company places forward contracts or option contracts based on its forecasted U.S. dollar cash outflows from Jafra Mexico and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into forward contracts or option contracts, the Company evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter-parties.

      Effective January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001, the Company recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative effect adjustment to earnings. This adjustment related to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represented the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, the Company’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts or option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses are included as a component of net (loss) income.

      The Company currently designates certain of its contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. On the date the Company enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net (loss) income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra Mexico.

      During the year ended December 31, 2003, the Company recognized gains of approximately $789,000 on option contracts (including the reclassification of other comprehensive income) as a component of exchange

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss in the accompanying consolidated statements of operations. During the year ended December 31, 2002, the Company recognized losses of approximately $2,605,000 on forward contracts and gains of approximately $886,000 on option contracts (including reclassification of other comprehensive loss) as a component of exchange loss in the accompanying consolidated statements of operations. During the year ended December 31, 2001, the Company recognized approximately $12,188,000 of losses on forward contracts as a component of exchange loss in the accompanying consolidated statements of operations.

      Additionally, during the year ended December 31, 2001, the Company deferred as a component of other comprehensive loss $5,504,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $797,000 was reclassified as exchange loss and $961,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure prior to December 31, 2001.

      At December 31, 2001, the Company had $3,746,000 of losses on forward contracts deferred as a component of other comprehensive income (loss). During the year ended December 31, 2002, the Company deferred approximately an additional $1,782,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of the total amount deferred, during the year ended December 31, 2002, approximately $1,650,000 of other comprehensive loss was reclassified into exchange loss and approximately $3,139,000 was reclassified into cost of sales upon the recognition of the underlying hedged exposure.

      During the year ended December 31, 2002, the Company deferred as a component of other comprehensive loss $1,336,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $483,000 of other comprehensive loss was reclassified to exchange loss and approximately $378,000 was reclassified as a cost of sales offset upon the recognition of the underlying hedged exposure.

      At December 31, 2002, the Company had $739,000 of losses on forward contracts deferred as a component of other comprehensive loss. During the year ended December 31, 2003, the Company reclassified the total $739,000 loss from other comprehensive income into cost of sales upon the recognition of the underlying hedged exposure.

      At December 31, 2002, the Company had $475,000 of gains on option contracts deferred as a component of other comprehensive loss. During the year ended December 31, 2003, the Company deferred as a component of other comprehensive loss $438,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the year ended December 31, 2003, approximately $550,000 of gains were reclassified from other comprehensive loss to exchange loss and approximately $85,000 of gains were reclassified as an offset to cost of sales upon the recognition of the underlying hedged exposure. The Company expects substantially all of the remaining gain of approximately $278,000, deferred as a component of other comprehensive loss, to be recognized into income within the next twelve months.

      The fair value of the option contracts at December 31, 2003 represented an unrealized gain of $440,000, consisting of $278,000 of unrealized gains recorded as a component of other comprehensive loss for qualifying hedges and $162,000 of unrealized gains for non-qualifying hedges under SFAS No. 133.

      The fair value of the option contracts at December 31, 2002 represented an unrealized gain of approximately $402,000, consisting of $382,000 of unrealized gains recorded as a component of other comprehensive loss for qualifying hedges and $20,000 of unrealized gains for non-qualifying hedges under SFAS No. 133.

      During the year ended December 31, 2003 and 2002, the ineffectiveness generated by the Company’s forward contracts and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $66,000 and $164,000 of gains, respectively, were reclassified into earnings.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The outstanding option contracts had notional values denominated in Mexican pesos of 831,000,000 and 523,000,000 in put and call positions at December 31, 2003 and 2002, respectively. The option contracts outstanding at December 31, 2003 mature at various dates through June 30, 2005 and the option contracts outstanding at December 31, 2002 all matured at various dates during 2003. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

      The following tables provide information about the details of the Company’s option contracts as of December 31, 2003 and 2002 (in thousands, except for average strike price):

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2003:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2002:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	149,000	10.31-10.48	$(113)	Jan.-Mar. 2003
Mexican peso	100,000	11.05-12.19	77	Apr.-June 2003
Mexican peso	150,000	11.76-12.79	131	July-Aug 2003
Mexican peso	124,000	12.51-12.91	21	Oct.-Dec. 2003

	523,000		$116

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	149,000	9.01- 9.02	$(207)	Jan.-Mar. 2003
Mexican peso	100,000	9.50- 9.84	(144)	Apr.-June 2003
Mexican peso	150,000	9.69-10.19	(112)	July-Aug 2003
Mexican peso	124,000	10.15-10.19	(55)	Oct.-Dec. 2003

	523,000		$(518)

(1)	The fair value of the option contracts presented above, an unrealized gain of $440,000 and $402,000 at December 31, 2003 and 2002, respectively, represents the carrying value and was recorded in current assets in the accompanying consolidated balance sheets.

(18)	Discontinued Operations

      During the year ended December 31, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets. Final liquidation of the assets in Venezuela, Colombia, Chile and Peru is expected to be complete during 2004. As such, the results of the operations of these markets have been classified as discontinued operations in all periods disclosed on the statements of operations. The assets and liabilities from the discontinued operations have been segregated on the accompanying balance sheets.

      Net sales and loss on discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total

	(In thousands)
For the year ended December 31, 2003
Net sales	$1,255	$1,004	$97	$127	$2,483
Loss on discontinued operations, net of income tax expense	(2,300)	(2,623)	(280)	(164)	(5,367)

For the year ended December 31, 2002
Net sales	$4,349	$3,308	$264	$413	$8,334
Loss on discontinued operations, net of income tax expense	(651)	(109)	(397)	(285)	(1,442)

For the year ended December 31, 2001
Net sales	$6,400	$3,664	$284	$376	$10,724
Income (loss) on discontinued operations, net of income tax expense	335	(47)	(321)	(152)	(185)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of assets and liabilities of the discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total

	(In thousands)
As of December 31, 2003
Assets:
Cash	$—	$42	$37	$15	$94
Receivables, net	—	24	—	—	24
Inventory	—	—	—	—	—
Prepaid and other current assets	—	—	—	20	20

Total assets	$—	$66	$37	$35	$138

Liabilities:
Accounts payable	$—	$12	$3	$—	$15
Accrued liabilities	1	85	—	—	86
Other current liabilities	—	23	—	—	23

Total liabilities	$1	$120	$3	$—	$124

As of December 31, 2002
Assets:
Cash	$125	$195	$9	$56	$385
Receivables, net	439	408	34	40	921
Inventory	904	663	85	61	1,713
Prepaid and other current assets	372	153	52	57	634

Total assets	$1,840	$1,419	$180	$214	$3,653

Liabilities:
Accounts payable	$143	$222	$32	$26	$423
Accrued liabilities	220	189	—	—	409
Other current liabilities	—	28	—	—	28

Total liabilities	$363	$439	$32	$26	$860

      The loss on discontinued operations for the year ended December 31, 2003, included $144,000, $97,000, $12,000 and $35,000 of losses related to the write off of assets in Venezuela, Colombia, Chile and Peru, respectively.

      During the year ended December 31, 2003 the Company reclassified $1,102,000, $1,431,000 and $4,000 of accumulated translation adjustment losses related to its operations in Venezuela, Colombia and Peru respectively and $79,000 of accumulated translation adjustment gains related to its operations in Chile from accumulated other comprehensive loss to loss on discontinued operations.

(19)	Fourth Quarter Adjustments

      During the fourth quarter of 2001, the Company recorded a total of approximately $4,288,000 to bad debt expense due to declining consultant liquidity as a result of the general slowdown of the economy in Mexico and Brazil.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(20)	Subsequent Event (Unaudited)

      On March 30, 2004, it was announced that a subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany, entered into an agreement whereby it will acquire all of the issued and outstanding common stock of North Atlantic, which will be the Company’s top-tier holding company upon completion of the liquidation of CDRJ Investments, from its shareholders. The transaction is expected to close in the second quarter of 2004 and is subject to the satisfaction of customary closing conditions, including customary regulatory approvals. The agreement may be terminated if the transaction is not consummated by July 31, 2004. The Company and its subsidiaries will remain responsible for their outstanding debt following the closing of this transaction.

      There can be no assurance that this transaction will be completed as announced, or at all. If this transaction is completed as contemplated, it will constitute a change of control as defined in the Senior Credit Agreement and in the indenture governing the Company’s 10 3/4% Notes. Upon completion of this transaction, the Company expects that North Atlantic will withdraw the registration statement filed on February 13, 2004 in connection with its proposed initial public offering of its common stock (the “Registration Statement”) and that it will not consummate the redemption of 35% of the 10 3/4% Notes described in the Registration Statement.

INDEPENDENT AUDITORS REPORT

To the Board of Directors and Stockholder of

Jafra Cosmetics International, Inc.
Westlake Village, California

      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, Inc. and subsidiaries (the “Company”), a direct, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l. (Successor Parent to CDRJ Investments (Lux) S.A.) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the year ended December 31, 2003 and 2002 listed at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Jafra Cosmetics International, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

Ernst & Young LLP

Los Angeles, California

February 23, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholder of

Jafra Cosmetics International, Inc.
Westlake Village, California

      We have audited the accompanying consolidated statements of income, stockholder’s equity, and cash flows of Jafra Cosmetics International, Inc. and subsidiaries (the “Company”), an indirect, wholly owned subsidiary of Jafra Worldwide Holdings (Lux) S.a.r.l. (Successor Parent to CDRJ Investments (Lux) S.A.) for the year ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 16(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jafra Cosmetics International, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California

March 6, 2002 (February 24, 2003, as
to paragraph (9 of Note 2
and paragraph 2 of Note 5,
and August 8, 2003, as to paragraph 17
of Note 2)

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$8,879	$13,088
Receivables, less allowances for doubtful accounts of $553 in 2003 and $613 in 2002	4,509	5,713
Inventories	12,882	11,974
Receivables from affiliates	18,747	25,608
Prepaid and other current assets	2,627	2,554
Deferred income taxes	6,381	1,705

Total current assets	54,025	60,642
Property and equipment, net	28,048	26,357
Other assets:
Goodwill	36,668	37,488
Notes receivable from affiliates	17,022	10,694
Deferred financing fees, net	5,525	2,375
Other	4,966	3,938

Total	$146,254	$141,494

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current liabilities:
Current portion of long-term debt	$3,000	$4,000
Accounts payable	6,634	5,944
Accrued liabilities	20,918	14,578
Income taxes payable	387	815
Payables to affiliates	21,118	20,435

Total current liabilities	52,057	45,772
Long-term debt	96,000	47,108
Deferred income taxes	4,512	4,671
Other long-term liabilities	4,801	3,787

Total liabilities	157,370	101,338

Commitments and contingencies	—	—
Stockholder’s (deficit) equity:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2003 and 2002	—	—
Additional paid-in capital	—	39,649
Retained (deficit) earnings	(8,491)	3,249
Accumulated other comprehensive loss	(2,625)	(2,742)

Total stockholder’s (deficit) equity	(11,116)	40,156

Total	$146,254	$141,494

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Net sales to third parties	$135,356	$125,199	$110,227
Sales to affiliates	14,682	15,817	13,442

Net sales	150,038	141,016	123,669
Cost of sales	44,937	43,778	37,383

Gross profit	105,101	97,238	86,286
Selling, general and administrative expenses	122,276	100,317	95,114
Management fee income from affiliates	(9,743)	(7,225)	(8,504)
Royalty income from affiliates, net	(18,060)	(19,775)	(20,098)
Market subsidy expense to affiliates	4,600	5,121	—

Income from operations	6,028	18,800	19,774
Other income (expense):
Exchange (loss) gain, net	(393)	406	(225)
Interest expense	(8,986)	(6,553)	(7,601)
Interest income	504	419	807
Loss on extinguishment of debt	(4,778)	—	—
Other expense	(370)	(39)	(322)
Other income	132	320	133

(Loss) income before income taxes	(7,863)	13,353	12,566
Income tax (benefit) expense	(785)	4,728	6,054

Net (loss) income	$(7,078)	$8,625	$6,512

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—

Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in Capital:
Balance, beginning of year		39,649		39,649		39,649
Distribution to stockholder		(39,649)		—		—

Balance, end of year		—		39,649		39,649
Retained (Deficit) Earnings:
Balance, beginning of year		3,249		(5,376)		(11,888)
Distribution to stockholder		(4,662)		—		—
Net (loss) income		(7,078)		8,625		6,512

Balance, end of year		(8,491)		3,249		(5,376)
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(2,742)		(2,479)		(2,223)
Currency translation adjustments		117		(263)		(256)

Balance, end of year		(2,625)		(2,742)		(2,479)

Total Stockholder’s (Deficit) Equity	1,000	$(11,116)	1,000	$40,156	1,000	$31,794

Comprehensive (Loss) Income:
Net (loss) income		$(7,078)		$8,625		$6,512
Currency translation adjustments		117		(263)		(256)

Total Comprehensive (Loss) Income		$(6,961)		$8,362		$6,256

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(7,078)	$8,625	$6,512
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Loss on sale of property and equipment	—	—	92
Depreciation and amortization	3,295	3,231	3,484
Provision for uncollectible accounts receivable	670	680	559
Write off and amortization of deferred financing fees	2,898	629	628
Asset impairment charge	251	—	—
Unrealized foreign exchange loss (gain)	787	(99)	208
Deferred income taxes	(4,835)	2,016	2,407
Changes in operating assets and liabilities:
Receivables	534	54	(276)
Inventories	(908)	(3,297)	778
Prepaid expenses and other current assets	(73)	(889)	733
Affiliate receivables and payables	6,757	15,920	(18,221)
Other assets	(248)	309	254
Accounts payable and accrued liabilities	7,030	(126)	(240)
Income taxes payable/prepaid	(428)	(150)	572
Other long-term liabilities	1,014	699	721

Net cash provided by (used in) operating activities	9,666	27,602	(1,789)

Cash flows from investing activities:
Purchases of property and equipment	(4,729)	(6,669)	(5,091)
Other	(780)	(531)	(408)

Net cash used in investing activities	(5,509)	(7,200)	(5,499)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	80,000	—	—
Proceeds from issuance of term loan	20,000	—	—
Repurchase of subordinated debt due 2008	(45,108)	—	—
Repayments under term loan facility	(7,000)	(3,000)	(2,500)
Repayments under revolving credit facility	(17,700)	(38,500)	(51,700)
Borrowings under revolving credit facility	17,700	36,700	39,000
Net transactions with affiliates	(6,328)	(6,792)	23,280
Distribution of additional paid-in capital to stockholder	(39,649)	—	—
Distribution to stockholder from retained earnings	(4,662)	—	—
Deferred financing fees	(6,048)	—	—

Net cash (used in) provided by financing activities	(8,795)	(11,592)	8,080

Effect of exchange rate changes on cash	429	197	(93)

Net (decrease) increase in cash and cash equivalents	(4,209)	9,007	699
Cash and cash equivalents at beginning of year	13,088	4,081	3,382

Cash and cash equivalents at end of year	$8,879	$13,088	$4,081

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$8,058	$5,847	$6,748
Income taxes	$723	$1,051	$2,586

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Description of Business

Basis of Presentation

      Jafra Cosmetics International, Inc., a Delaware corporation is a wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée, (the “Parent”), which is a wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l., a Luxembourg société à responsabilité limitée, (“North Atlantic”). North Atlantic is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). JCI, its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire the worldwide Jafra Cosmetics business from The Gillette Company.

      The accompanying consolidated financial statements reflect the operations of JCI and its subsidiaries (collectively, “JCI”). JCI is an operating subsidiary in the United States, and currently has operating subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, and the Dominican Republic. All significant intercompany accounts and transactions have been eliminated in consolidation.

      On May 20, 2003, the Parent, JCI and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

      The New Notes represent several obligations of JCI and Jafra Distribution. JCI and Jafra Distribution have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra Distribution and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI on its Report on Form 10-K.

Description of Business

      JCI is a direct seller of skin and body care products, color cosmetics, fragrances, and other personal care products, primarily in the United States, but also through subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland, the Dominican Republic and in a number of additional countries through distributors. JCI sells its Jafra brand products through a direct selling network of independent consultants, who market and sell JCI’s products to their customers.

(2)	Summary of Significant Accounting Policies

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents. Cash and cash equivalents include cash, time deposits and all highly liquid debt instruments with a maturity of three months or less when purchased.

      Inventories. Inventories, which consist substantially of finished goods, are stated at the lower of cost, as determined by the first-in, first-out basis, or market. JCI provides a reserve for estimated obsolete and unsaleable inventory based on assumptions as to future demand of product.

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 40 years for buildings, the lesser of the useful life or the term of the lease for improvements, 5 to 15 years for machinery and equipment and 5 to 8 years for hardware and software. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets principally consist of goodwill and trademarks. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets” JCI does not amortize goodwill and certain other intangible assets, but tests those intangible assets for impairment at least annually. Prior to adoption of SFAS No. 142, goodwill and trademarks were amortized using the straight-line method over a period of 40 years. Goodwill and trademarks resulted from the acquisition from Gillette.

      Deferred Financing Costs. In connection with the Recapitalization, JCI incurred approximately $6,048,000 of costs related to the issuance of the New Notes and the establishment of the revolving credit facility and the term loan facility. Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2003 was $523,000. The proceeds of the New Notes were used to redeem the Old Notes and repay outstanding amounts under its existing credit agreement (the “Old Credit Agreement”) and then the Old Credit Agreement was terminated. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI wrote off approximately $2,128,000 of deferred financing fees capitalized in connection with the Old Notes and the Old Credit Agreement. (See Note 7). Prior to writing off the deferred financing fees associated with the Old Notes and Old Credit Agreement, JCI amortized $247,000 of deferred financing fees during the year ended December 31, 2003.

      Impairment of Long-Lived Assets and Intangibles. Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, JCI will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable based on the provisions of SFAS No. 142. (See Note 5).

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the New Notes and Old Notes at December 31, 2003 and 2002 was $84,800,000 and $46,236,000, respectively, based on discussions with one of JCI’s largest bondholders and an analysis of current market interest rates and the Parent’s credit rating. As JCI’s revolving credit facility and the term loan are variable rate debt, and the interest rate spread paid by JCI is adjusted for changes in certain financial ratios of the Parent, the fair value of the revolving credit facility and the term loan approximated their carrying amounts at December 31, 2003 and 2002.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Revenue Recognition. JCI recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales. Sales are reduced by commissions paid to consultants on their personal sales pursuant to Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.” In connection with the adoption of EITF No. 01-9, JCI reclassified $1,417,000 of commissions on personal sales paid to consultants, previously reported as selling, general and administrative expenses, as reduction of revenue for the year ended December 31, 2001.

      Shipping and Handling Costs. Shipping and handling costs of $13,772,000, $12,706,000 and $11,265,000 for the years ended December 31, 2003, 2002 and 2001, respectively, are included in selling, general and administrative expenses.

      Cost of Sales. JCI’s cost of sales primarily represents the cost to JCI of the products it sells to its consultants and affiliates and costs associated with free product on certain promotional arrangements. Cost of sales includes manufacturing and other production-related expenses, freight in, purchasing, warehousing, inventory transfer costs and charges related to obsolete and slow-moving inventory.

      Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) include sales promotional expenses, including various sales incentives, distribution expenses, and shipping and handling costs, as well as selling, marketing and administrative expenses, including general management, finance, human resources, information technology and bad debt expense related to uncollectible accounts receivable. SG&A expenses also include override payments to managers, who earn a percentage of the sales generated by consultants recruited directly or indirectly by them. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Overrides and incentives are accrued when earned.

      Advertising Costs. JCI expenses advertising costs as incurred. Total advertising costs aggregated $349,000, $129,000, and $276,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,271,000, $1,469,000 and $1,842,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The portion of the above-identified research and development expenses incurred by the JCI and charged to Jafra Mexico as part of JCI’s management fee income (see Note 11) aggregated $1,012,000 $1,081,000 and $864,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Income Taxes. JCI accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in JCI’s financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized. Income tax expense of JCI is computed on a separate-company basis.

      Foreign Currency Translation. The functional currency for foreign subsidiaries is generally the local currency. Assets and liabilities of such foreign subsidiaries are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

      New Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. JCI adopted SFAS No. 145 on January 1, 2003 and reclassified items previously reported as extraordinary items as a component of income from operations in the accompanying consolidated statements of operations.

      JCI adopted, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to JCI’s financial position or results of operations. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this Statement were effective for exit or disposal activities that were initiated after December 31, 2002.

      During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transaction and Disclosure, an amendment to FASB Statement No. 123.” This Statement requires more extensive interim disclosure related to stock based compensation for all companies and permits additional transition methods for companies that elect to use the fair value method for employee stock compensation. This Statement was effective for fiscal years ending after December 15, 2002. JCI adopted the disclosure requirements of SFAS No. 148. (See Note 15).

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 will be effective for JCI in the first quarter of 2004. This interpretation may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material impact on JCI’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on JCI’s financial position or results of operations.

      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	Inventories

      Inventories consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Raw materials and supplies	$75	$243
Finished goods	12,807	11,731

Total inventories	$12,882	$11,974

(4)	Property and Equipment

      Property and equipment consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Land	$6,188	$6,188
Buildings and improvements	7,065	7,099
Machinery, equipment and other	27,188	22,460

	40,441	35,747
Less accumulated depreciation	12,393	9,390

Property and equipment, net	$28,048	$26,357

(5)	Goodwill and Trademarks

      JCI’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. JCI has determined trademarks to have an indefinite life. The carrying value of trademarks was $277,000 as of December 31, 2003. The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2003 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total

Balance as of December 31, 2001	$32,188	$5,937	$38,125
Translation effect	—	(637)	(637)

Balance as of December 31, 2002	32,188	5,300	37,488
Translation effect	—	(820)	(820)

Balance as of December 31, 2003	$32,188	$4,480	$36,668

      A reconciliation of previously reported net (loss) income to amounts adjusted for the exclusion of goodwill and trademark amortization, net of the related income tax effects, where applicable, is as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net (loss) income	$(7,078)	$8,625	$6,512
Goodwill amortization, net of tax	—	—	725
Trademark amortization, net of tax	—	—	26

Adjusted net (loss) income	$(7,078)	$8,625	$7,263

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Sales promotions, commissions and overrides	$4,117	$2,965
Accrued interest	1,059	880
Compensation and other benefit accruals	6,159	4,832
State and local sales taxes and other taxes	5,431	3,528
Other	4,152	2,373

Total accrued liabilities	$20,918	$14,578

(7)	Debt

      Debt consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Subordinated Notes, unsecured, interest payable semi-annually at 10 3/4% and 11 3/4% at December 31, 2003 and 2002, respectively	$80,000	$45,108
Term loan, secured, principal and interest due in quarterly installments, interest rates at 4.7% and 3.1% at December 31, 2003 and 2002, respectively	19,000	6,000

Total debt	99,000	51,108
Less current maturities	3,000	4,000

Long-term debt	$96,000	$47,108

      JCI’s long-term debt matures as follows (in thousands): $3,000 in 2004, $4,000 in 2005, $4,000 in 2006, $5,000 in 2007, $3,000 in 2008 and $80,000 thereafter.

      On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the New Notes) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (“the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. As of December 31, 2003, the applicable interest rates were 6.50% and 4.69% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

      Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI. As of December 31, 2003, the Parent was in compliance with all covenants.

      The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the senior credit agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10 3/4% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

      The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to North Atlantic. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to North Atlantic based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the senior credit agreement contain similar restrictions. The Senior Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consolidated net income (as defined in the Indenture) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the senior credit agreement) does not exceed 3 to 1 after giving effect to such payment.

      On May 23, 2003, with proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, JCI redeemed the Old Notes in the aggregate outstanding principal amount of $45,108,000 at a premium of approximately $2,650,000. Additionally, JCI repaid $5,000,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI wrote off approximately $2,128,000 of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $4,778,000 and were recorded as a component loss on extinguishment of debt on the accompanying consolidated statements of operations.

      JCI capitalized approximately $6,048,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset on the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of December 31, 2003, approximately $524,000 of the deferred financing fees were amortized.

      The Old Notes were issued on April 30, 1998. JCI and Jafra Cosmetics S.A. borrowed $125 million by issuing $100 million aggregate principal amount of 11 3/4% Subordinated Notes due 2008 pursuant to an Indenture dated April 30, 1998 and $25 million under a senior credit agreement. At the date of issuance, the Old Notes represented the several obligations of JCI and Jafra Cosmetics S.A. in the amount of $60 million and $40 million, respectively, with each participating on a pro rata basis upon redemption. The Old Notes had a fixed interest rate of 11 3/4% payable semi-annually.

(8)	Equity

      After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, JCI distributed a total of $44,311,000 to its sole shareholder, North Atlantic. In addition, JCI made a special payment to the holders of CDRJ stock options and to certain members of management and non-employee directors. (See Note 15). Upon completion of the Recapitalization and the distribution, North Atlantic contributed all of its assets and liabilities, including its investment in JCI, to the Parent.

(9)	Income Taxes

      JCI’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2003	2002	2001

(Loss) income before income taxes:
United States	$(6,039)	$12,859	$13,530
Foreign	(1,824)	494	(964)

	$(7,863)	$13,353	$12,566

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,

	2003	2002	2001

Provision (benefit) for income taxes at federal statutory rate	$(2,752)	$4,674	$4,398
Foreign income subject to tax other than at federal statutory rate	2,139	1,886	2,532
Foreign tax and other credits	(2,214)	(2,312)	(3,230)
State income taxes	(220)	548	544
Valuation allowance — domestic	(35)	(2,329)	944
Valuation allowance — foreign	666	23	674
Losses with no tax benefit	1,641	2,348	—
Other	(10)	(110)	192

Income tax (benefit) expense	$(785)	$4,728	$6,054

      The components of income tax (benefit) expense are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current:
Federal	$—	$178	$140

Foreign:
Foreign withholding taxes	2,139	2,250	2,296
Europe	28	(297)	641
Other	2,103	2,381	26

	4,270	4,334	2,963
State	(220)	548	544

Total current	4,050	5,060	3,647
Deferred — domestic	(4,835)	(332)	2,407

Total deferred	(4,835)	(332)	2,407

Total income tax (benefit) expense	$(785)	$4,728	$6,054

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Deferred income tax assets:
Net operating loss carryforward	$10,077	$6,857
Foreign tax and other credit carryforwards	3,026	2,071
Other accrued liabilities	85	180
Other	3,339	1,409

Total deferred income tax assets	16,527	10,517
Less valuation allowance	(7,805)	(7,174)

Net deferred income tax assets	8,722	3,343
Deferred income tax liabilities:
Property and equipment	(1,733)	(2,007)
Trademark and goodwill	(4,303)	(3,474)

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2003	2002

Inventories	—	(261)
Other	(817)	(567)

Total deferred income tax liabilities	(6,853)	(6,309)

Net deferred income tax assets (liabilities)	$1,869	$(2,966)

      JCI records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2003 and 2002 were based upon JCI’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2003 were provided to offset foreign operations loss carryforwards of $10,077,000 and foreign tax credit and other carryforwards of $3,026,000. The amounts were reduced by a valuation allowance of $7,805,000. Valuation allowances at December 31, 2002 were provided to offset foreign operating loss carryforwards of $6,857,000 and foreign tax, other credit carryforwards of $2,071,000. These amounts were reduced by a valuation allowance of $7,174,000. The tax loss carryforwards expire in varying amounts between 2004 and 2013. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards.

      During the years ended December 31, 2003 and 2002, JCI recorded a reserve of $1,641,000 and $2,348,000, respectively, against certain income tax benefits and recorded the reserve as an accrued liability on the accompanying consolidated balance sheets.

(10)	Benefit Plans

      Certain former employees of JCI’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. JCI’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. JCI recognized pension expense of $22,000, $48,000 and $278,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      JCI’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by JCI at the rate of 50 cents per dollar. Employees do not vest in JCI contribution until they have reached two years of service, at which time they become fully vested. JCI’s expense under this program was $553,000, $618,000 and $600,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      JCI also has a non-qualified supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. JCI’s expense under this program was $185,000, $207,000 and $177,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of JCI. JCI has recorded an asset and the related liability in the accompanying consolidated balance sheets of $3,191,000 and $2,411,000 at December 31, 2003 and 2002, respectively.

(11)	Related Party Transactions

      JCI distributes skin and body products to other subsidiaries of the Parent (“affiliates”). Sales to affiliates, primarily in Mexico and South America, were $14,682,000, $15,817,000 and $13,442,000 for the years ended

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2003, 2002 and 2001, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. JCI also purchases color and fragrance products from Jafra Mexico totaling $10,797,000, $13,592,000 and $9,849,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      In addition, JCI provides certain management services, such as research and development, legal, accounting and treasury, management oversight and other administrative functions to affiliates. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its affiliates based upon charges identified to specific affiliates and upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services provided.

      Jafra Mexico charges JCI a royalty fee for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Mexico to JCI was $3,179,000, $2,443,000 and $1,639,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

      JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra Mexico a royalty fee for the use of the Jafra Way. The royalty fees charged by JCI were $21,239,000, $22,218,000 and $21,737,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and were based upon a percentage of Jafra Mexico’s third party sales.

      JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2003 and 2002 consists primarily of loans JCI has made to subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $490,000, $351,000 and $703,000 the years ended December 31, 2003, 2002 and 2001, respectively.

      JCI reimburses certain foreign affiliates for the expenses that they incur in establishing a direct selling distribution system and customer base in new markets. Such market subsidies amounted to $4,600,000, $5,121,000 and $0 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Pursuant to a consulting agreement entered into following the acquisition of CDRJ from the Gillette Company, until the 10th anniversary of the acquisition or the date on which CD&R Fund V no longer has an investment in the Parent or until the termination by either party with 30 days notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Parent. The annual fee is $1,000,000. As required by the terms of the Parent’s lending arrangements, such fees are determined by arm’s-length negotiation and are believed by JCI to be reasonable. An amendment, effective January 1, 2001, adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Parent or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Parent’s Board of Directors who are not employees of the Parent, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Parent or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The CD&R fees incurred during each of the years ended December 31, 2003, 2002 and 2001 was $1,000,000. In addition, certain officers and directors of CD&R or its affiliates serve as directors of the Parent.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(12)	Restructuring and Impairment Charges and Related Accruals

      Prior Years Restructuring and Impairment Charges. In 2000, JCI recorded approximately $1.4 million of restructuring charges and approximately $1.0 million of asset impairment charges. The restructuring charges of approximately $1.4 million related to the JCI’s repositioning activities in Europe, primarily severance, of which $1.3 million was paid in 2000 and 2001 and the remaining $0.1 million was paid in 2002. The asset impairment charges of $1.0 million consisted of approximately $0.3 million related to JCI’s repositioning activities in Europe and approximately $0.7 million related to the write-down of certain capitalized computer software costs in the United States.

      The remaining components of the additions and/or adjustments to the aforementioned accruals include severance, lease costs, fixed asset disposals, and other exit costs, and are summarized as follows (in thousands):

Year Ended
December 31,
2001

Additions — charges to income:
Severance	$(84)
Lease costs	80
Other	4

Total additions	$—

      A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended
	December 31,

	2002	2001

Opening balance	$128	$516
Additions	—	—
Charges against reserves	(128)	(388)

Ending balance	$—	$128

      The remaining costs at each year-end included in the restructuring accrual are summarized as follows (in thousands):

December 31,
2001

Severance	$—
Lease costs and other	128

$128

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The principal component of the restructuring accruals was severance. A summary of the severance activity is as follows (dollar amounts in thousands):

	Year Ended
	December 31, 2001

	Number of
	Employees	Amount

Opening balance	10	$346
Planned terminations	—	—
Adjustment to planned terminations	—	(84)
Actual terminations	(10)	(262)

Ending balance	—	$—

      Current year restructuring. During the year ended December 31, 2003, JCI ceased operations in Thailand. JCI has begun liquidation of the assets in this market, and has recorded $251,000 related to asset impairment charges. Such amount is included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

(13)	Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.

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

      The accounting policies used to prepare the information reviewed by the JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies. JCI evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and impairment and in 2001, amortization of goodwill and intangibles, if any. Consistent with the information reviewed by the JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and operating profit (loss). The elimination of intercompany profit from inventory within segment assets and net receivables from affiliates are included in “Corporate, Unallocated and Other.” Gross profit from affiliates, management fee income from affiliates, royalty income from affiliates and market subsidy expense to affiliates and are included in the following table under the caption “Corporate, Unallocated and Other.”

				Corporate,
	United		All	Unallocated	Consolidated
Dollars in thousands	States	Europe(1)	Others	and Other	Total

Year ended December 31, 2003
Net sales	$99,377	$32,874	$3,105	$14,682	$150,038
Operating profit (loss)	16,519	1,927	(596)	(11,822)	6,028
Depreciation and amortization	2,796	442	57	—	3,295
Capital expenditures	4,167	333	229	—	4,729
Segment assets	91,108	18,003	1,375	35,768	146,254
Goodwill	32,188	4,480	—	—	36,668

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Corporate,
	United		All	Unallocated	Consolidated
Dollars in thousands	States	Europe(1)	Others	and Other	Total

Year ended December 31, 2002
Net sales	92,143	26,932	6,124	15,817	141,016
Operating profit (loss)	15,620	1,224	(89)	2,045	18,800
Depreciation and amortization	2,631	382	218	—	3,231
Capital expenditures	6,298	174	197	—	6,669
Segment assets	84,237	18,414	2,541	36,302	141,494
Goodwill	32,188	5,300	—	—	37,488
Year ended December 31, 2001
Net sales	79,611	26,295	4,321	13,442	123,669
Operating profit (loss)	11,580	2,143	(768)	6,819	19,774
Depreciation and amortization	2,709	601	174	—	3,484
Capital expenditures	4,529	230	332	—	5,091

(1)	excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI.

      Corporate, unallocated and other includes (in thousands):

	Years Ended December 31,

	2003	2002	2001

Corporate expenses	$(17,869)	$(18,354)	$(18,810)
Transaction related charges	(14,599)	(1,525)	—
Transaction with affiliates	23,203	21,879	28,602
Amortization	—	—	(1,105)
Unusual charges (1)	(2,557)	45	(1,868)

Total corporate, unallocated and other	$(11,822)	$2,045	$6,819

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Additional business segment information regarding product lines is as follows:

	2003		2002		2001

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales

	(in millions)		(in millions)		(in millions)
Skin care	$42.4	32.8%	$35.2	29.4%	$36.2	34.3%
Body care and personal care	20.3	15.7	18.0	15.0	12.5	11.9
Color cosmetics	18.6	14.4	21.6	18.0	18.7	17.7
Fragrances	28.9	22.4	26.2	21.9	22.1	21.0
Other products(1)	19.0	14.7	18.8	15.7	15.9	15.1

Subtotal before shipping, other fees and sales to affiliates, less commissions	129.2	100.0%	119.8	100.0%	105.4	100.0%

Shipping and other fees, less commissions	6.1		5.4		4.8
Sales to affiliates	14.7		15.8		13.5

Total	$150.0		$141.0		$123.7

(1)	Includes sales aids (e.g.; party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(14)	Commitments and Contingencies

      JCI leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2008. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$1,314
2005	999
2006	642
2007	340
2008	102

$3,397

      Rental expense was $1,147,000, $1,058,000 and $1,453,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      JCI is involved from time to time in routine legal matters incidental to its business. JCI believes that the resolution of such matters will not have a material adverse effect on JCI’s business, financial condition or results of operations.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Management Incentive Arrangements

Company Plan

      Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale to members of senior management of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock. CDRJ reserved 156,423 shares for issuance under the Stock Incentive Plan, and as of December 31, 2003, 42,121 shares and 84,242 options were outstanding. A summary of the status and activity of shares purchased under the Stock Incentive Plan is as follows:

	Number	Price Per
	of Shares	Share

Shares outstanding at December 31, 2000	42,026
Shares issued in 2001	474	$210
Options exercised in 2001	210	150
Shares repurchased in 2001	(589)	$250

Shares outstanding at December 31, 2001	42,121
Shares issued in 2002	—	—
Options exercised in 2002	—	—
Shares repurchased in 2002	—	—

Shares outstanding at December 31, 2002	42,121
Shares issued in 2003	—	—
Options exercised in 2003	—	—
Shares repurchased in 2003	—	—

Shares outstanding at December 31, 2003	42,121

      The purchase price of shares issued in 2000 and 2001 and options exercised in 2000 and 2001 represented the estimated fair value at the respective dates of issuance and exercise, except as discussed below. In 2001, 210 shares were issued at a price below fair value, and JCI recognized compensation expense of approximately $21,000. Under certain circumstances, the management stockholders can require the Parent to repurchase their shares, subject to a holding period of at least seven months from the date such shares were acquired, for an amount not to exceed fair value.

      In connection with the purchase of common stock of CDRJ, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant under the Stock Incentive Plan. The options have a life of ten years from the date of grant. Fifty percent of the options granted are expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee (“Option Type 1”). The remaining fifty percent of the options become vested, subject to the continuous employment of the grantee as follows: (a) up to one-third of the options become vested as of each of the first three anniversaries of the date of grant if the Parent achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options shall have become vested as provided in clause (a) above, the portion that has not become so vested shall become vested as of the first day of the fiscal year following the fiscal year, if any, that the Parent achieves its cumulative EBITDA target, and (c) any options that do not become vested as provided above will become vested on the ninth anniversary of the date of grant (“Option Type 2”).

      In connection with the Recapitalization, the Board of Directors approved an amendment to CDRJ’s stock incentive plan to reflect the equity instruments as rights to shares in North Atlantic rather than shares in

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CDRJ upon final liquidation of CDRJ. In addition, as of May 21, 2003, the Board approved a reduction in the exercise price of all existing options granted with an exercise price of $100, $150 and $210 to $39.91, $59.86 and $83.80, respectively, due to the Recapitalization. The repricing was based on an equity valuation performed by a third-party which indicated a fair value per share of $317 immediately prior to the Recapitalization. In order to affect this re-pricing, the exercise price per share of all existing options of CDRJ was reduced such that the awards aggregate intrinsic value immediately after the Recapitalization was not greater than the aggregate intrinsic value immediately before Recapitalization and the ratio of the exercise price per option to the market value per share was not reduced. A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	84,242	$44.84	84,242	$44.84	84,052	$44.58
Granted	—	—	—	—	948	$83.80
Exercised	—	—	—	—	(210)	$59.86
Canceled	—	—	—	—	(548)	$65.36

Outstanding at year-end	84,242	$44.84	84,242	$44.84	84,242	$44.84

Options exercisable at year-end	68,120	$44.75	66,615	$43.57	63,528	$41.88
Options available for grant	19,093	—	19,093	—	19,093	—

      The following table summarizes information about options outstanding as of December 31, 2003:

	Outstanding			Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Price	of Options	Life (Yrs.)	Price	of Options	Price

$39.91	74,256	4.75	$39.91	60,117	$39.91
$59.86	948	5.92	$59.86	902	$59.86
$83.80	9,038	6.63	$83.80	7,101	$83.80

	84,242	4.96	$44.84	68,120	$44.75

      JCI applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by JCI upon issuance of such options. The fair value of each option granted by JCI was estimated using the minimum value option pricing model. The assumptions used in this pricing model and the weighted average fair value of options granted during 2001 is summarized as follows:

	2001

	Option	Option
	Type 1	Type 2

Risk-free interest rate	5.80%	5.80%
Expected option life (in years)	5.0	7.0
Expected volatility	0.0%	0.0%
Expected dividend yield	0.0%	0.0%
Weighted average fair value per option	$20.83	$27.65

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123, “Accounting for Stock Based Compensation,” pro forma net (loss) income would have been as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Net (loss) income, as reported	$(7,078)	$8,625	$6,512
Pro forma compensation cost	47	83	319

Pro forma net (loss) income	$(7,125)	$8,542	$6,193

Employment Agreements

      Certain senior executive officers have employment agreements which provide for annual bonuses if the Parent achieves the performance goals established under its annual incentive plan for executives.

      JCI has a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of December 31, 2003 and 2002, $370,000 and $415,000 of bonuses were deferred, respectively. JCI recognizes compensation expense as the vesting requirements are met.

2003 Bonus Payments

      During the year ended December 31, 2003, in order to compensate option holders for any diminished value of the outstanding options, the Board of Directors authorized $9,445,000 in compensatory payments to current option holders. Additionally, the Company authorized a special bonus of $2,365,000 (excluding employer taxes) to certain members of management and non-employee directors for contributions in completing the Recapitalization of CDRJ. These payments were recorded as compensation expense as a component of selling, general and administrative expenses within the consolidated statements of operations.

(16)	Manufacturing Agreement

      JCI and a third-party contractor (the “Contractor”) entered into a manufacturing agreement, dated as of June 10, 1999, (the “Manufacturing Agreement”). Subject to the terms and conditions of the Manufacturing Agreement, the Contractor has agreed to manufacture all of JCI’s requirements for certain cosmetic and skin care products for an initial term of five years. The Manufacturing Agreement provides for price renegotiations by the Contractor if JCI’s quarterly or annual purchase volume falls below specified minimums. The Manufacturing Agreement requires the Contractor to maintain insurance to cover costs associated with any product liability or product recall caused by the acts or omissions of the Contractor. In addition, JCI is obligated to purchase materials acquired by the Contractor based upon product forecasts provided by JCI if the Contractor is unable to sell such materials to a third party. The Contractor is solely responsible for obtaining the inventories, manufacturing the inventories at its current location in Chino, California, complying with applicable laws and regulations, and performing quality assurance functions. On December 8, 2003, JCI provided notification to the third-party contractor that JCI does not intend to renew the contract upon its expiration in 2004.

      During the fourth quarter of 2000, the Contractor obtained $1,000,000 of advances from JCI in exchange for an unsecured promissory note. The note had interest at an annual rate of 9% and is payable in monthly installments commencing on February 15, 2001. On April 15, 2002, the unsecured promissory note was amended to advance an additional $320,000 to the Contractor. At December 31, 2002 approximately $101,000 of the note was outstanding and was included in receivables in the accompanying consolidated balance sheets. During the year ended December 31, 2003, the note was paid in full.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Distribuidora Comercial Jafra, S.A. de C.V.
Mexico City, Mexico D.F.

      We have audited the accompanying balance sheets of Distribuidora Comercial Jafra, S.A. de C.V. (“Company”), as defined in Note 1, representing the carved out distribution business of Distribuidora Venus, S.A. de C.V., an indirect, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l. (Successor Parent to CDRJ Investments (Lux) S.A.) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements present fairly, in all material respects, the financial position of Distribuidora Comercial Jafra, S.A. de C.V. as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Mexico City, Mexico

February 23, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Distribuidora Comercial Jafra, S.A. de C.V.
Mexico City, Mexico D.F.

      We have audited the accompanying statements of income, equity, and cash flows of Distribuidora Comercial Jafra S.A. de C.V. (the “Company”) as defined in Note 1, representing the carved out distribution business of Distribuidora Venus, S.A. de C.V., an indirect, wholly owned subsidiary of Jafra Worldwide Holdings (Lux) S.a.r.l. (Successor Parent to CDRJ Investments (Lux) S.A.) for the year ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 16(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Distribuidora Comercial Jafra, S.A. de C.V. for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Mexico City, Mexico

June 12, 2003

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

BALANCE SHEETS

(In thousands, except share amounts)

	December 31,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$523	$38
Receivables	154	174
Inventories	27,183	21,200
Receivables from affiliates	17,136	28,620
Prepaid income taxes	1,265	741
Prepaid expenses and other current assets	9,237	3,221

Total current assets	55,498	53,994
Property and equipment, net	1,647	1,806
Other assets:
Deferred financing fees, net	7,334	—
Investment in preferred shares of affiliated company	126,042	—
Other	3,120	31
Deferred income taxes	—	22

Total	$193,641	$55,853

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,500	$—
Accounts payable	11,277	8,668
Accrued liabilities	2,033	107
Payables to affiliates	2,202	1,895
Deferred income taxes	—	10,698

Total current liabilities	20,012	21,368
Long-term debt	144,000	—

Total liabilities	164,012	21,368

Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2003	5	—
Retained earnings	35,767	38,031
Accumulated other comprehensive loss	(6,143)	(3,546)

Total stockholders’ equity	29,629	34,485

Total	$193,641	$55,853

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Sales to affiliates	$118,810	$133,984	$133,898
Cost of sales	85,003	87,325	82,494

Gross profit	33,807	46,659	51,404
Selling, general and administrative expenses	3,155	1,522	4,382
Management fee expense to affiliate	4,519	1,800	1,631
Service fee expense to affiliate	25,215	26,725	15,558

Income from operations	918	16,612	29,833
Other income (expense):
Exchange loss, net	(2,027)	(2,864)	(3,698)
Interest expense	(10,122)	—	—
Interest income	23	9	—
Other expense	(555)	—	—
Other income	—	—	29

(Loss) income before income taxes	(11,763)	13,757	26,164
Income tax (benefit) expense	(9,499)	4,707	9,464

Net (loss) income	$(2,264)	$9,050	$16,700

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year		—		—		—
Issuance of new stock	151	$5		$—		$—

Balance, end of year	151	5		—		—

Retained Earnings:
Balance, beginning of year		38,031		28,981		12,281
Net (loss) income		(2,264)		9,050		16,700

Balance, end of year		35,767		38,031		28,981

Accumulated Other Comprehensive (Loss) Income:
Balance, beginning of year		(3,546)		852		(293)
Currency translation adjustments		(2,597)		(4,398)		1,145

Balance, end of year		(6,143)		(3,546)		852

Total Stockholders’ Equity	151	$29,629		$34,485		$29,833

Comprehensive (Loss) Income:
Net (loss) income		$(2,264)		$9,050		$16,700
Currency translation adjustments		(2,597)		(4,398)		1,145

Total Comprehensive (Loss) Income		$(4,861)		$4,652		$17,845

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net (loss) income	$(2,264)	$9,050	$16,700
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	134	94	—
Unrealized foreign exchange losses	8,710	309	—
Amortization of guarantee fee	294	—	—
Amortization of deferred financing fees	702	—	—
Deferred income taxes	(10,676)	(70)	2,445
Changes in operating assets and liabilities:
Receivables	7	44	79
Inventories	(7,845)	5,249	(3,021)
Prepaid expenses and other current assets	361	507	(1,238)
Intercompany receivables and payables	13,697	(1,963)	(25,632)
Other assets	122	(26)	—
Accounts payable and accrued liabilities	(996)	(8,656)	9,017
Income taxes payable	(600)	(3,988)	3,270

Net cash provided by operating activities	1,646	550	1,620

Cash flows from investing activities:
Purchase of preferred shares of affiliate	(136,420)	—	—
Purchases of property and equipment	(150)	(356)	(1,735)

Net cash used in investing activities	(136,570)	(356)	(1,735)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	120,000	—	—
Proceeds from term loan	30,000	—	—
Repayments under term loan facility	(1,500)	—	—
Payment of debt guarantee fee	(4,000)	—	—
Repayments under revolving credit facility	(17,000)	—	—
Borrowings under revolving credit facility	17,000	—	—
Deferred financing fees	(8,640)	—	—
Issuance and sale of common stock	5	—	—

Net cash provided by financing activities	135,865	—	—

Effect of exchange rate changes on cash	(456)	(156)	77

Net increase (decrease) in cash and cash equivalents	485	38	(38)
Cash and cash equivalents at beginning of year	38	—	38

Cash and cash equivalents at end of year	$523	$38	$—

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$9,484	$—	$—
Income taxes	$—	$5,571	$1,380

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS

(1)	Basis of Presentation and Description of Business

Basis of Presentation

      Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States on February 26, 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (“North Atlantic”), which in turn is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). Jafra Distribution was organized to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Distribuidora Venus, S.A. de C.V., (“Venus”), a wholly-owned subsidiary of Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”). Jafra Cosmetics S.A. is also primarily owned by five indirect wholly-owned subsidiaries of the Parent. Jafra Distribution owns a minority interest of Jafra Cosmetics S.A.

      The accompanying financial statements as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 reflect the operations of Jafra Distribution including the carved-out distribution operations of Venus, for all periods presented, which are now conducted by Jafra Distribution. The carve out is shown for all periods presented, up until the purchase of the operations of Venus.

      On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics S.A., to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

      The New Notes represent several obligations of Jafra Distribution and JCI. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the New Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra Distribution is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra Distribution as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2003.

      A distribution business, previously conducted by Venus was purchased by Jafra Distribution on May 20, 2003, including the purchase of preferred stock (see Note 5) and the purchase of certain fixed assets of Venus used to conduct the on going distribution business. The assets were purchased for $2,000,000 which was equivalent to the net book value.

Description of Business

      Jafra Distribution is a distributor of premium skin and body care products, color cosmetics, fragrances, and other personal care products to its Mexican affiliate and international subsidiaries of the Parent (referred to herein as the “affiliates”). All sales of Jafra Distribution are to affiliates.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(2) Summary of Significant Accounting Policies

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents. Cash and cash equivalents include cash, time deposits.

      Inventories. Inventories are stated at the lower of cost, as determined by the first-in, first-out basis, or market. Jafra Distribution provides a reserve for estimated obsolete and unsaleable inventory based on assumptions as to future demand of product.

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 5 to 10 years for machinery and equipment and 5 years for hardware and software. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Deferred Financing Costs. In connection with the Recapitalization of Company, Jafra Distribution incurred approximately $8,640,000 of costs related to the issuance of New Notes and the establishment of the revolving credit facility and the term loan facility. Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2003 was $749,000.

      Investment in Preferred Shares of Affiliated Company. On May 20, 2003, Jafra Distribution purchased 13,642 shares of Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in preferred shares of Jafra Cosmetics S.A. as an investment in affiliated company on the accompanying balance sheets. As Jafra Distribution and Jafra Cosmetics S.A. are companies under common control, except for the effect of translation, which reduced the investment by approximately $10,378,000 as of December 31, 2003, Jafra Distribution carries the investment on its balance sheet at cost.

      Impairment of Long-Lived Assets. Long-lived assets are reviewed for impairment based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-live assets is not recoverable, Jafra Distribution will recognize an impairment loss, measured by the future discounted cash flow method.

      Foreign Currency Forward and Option Contracts. During 2003, Jafra Distribution entered into forward contracts with Jafra Cosmetics S.A. in Mexican pesos to reduce the effect of adverse exchange rate fluctuations. The fair value of these contracts is included within receivables from affiliates in the accompanying balance sheets.

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the New Notes at December 31, 2003 was $127,200,000 based upon discussions with one of Jafra Distribution’s largest bondholders and an analysis of current market interest rates and the Parent’s credit rating. As Jafra Distribution’s Revolving Credit Facility and the Term Loan are variable rate debt, and the interest rate spread paid by Jafra Distribution is adjusted for changes in certain financial ratios of the Parent,

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

the fair value of the Revolving Credit Facility and the Term Loan approximated their carrying amounts at December 31, 2003.

      Revenue Recognition. Jafra Distribution recognizes revenue when title passes to its affiliates at shipment in accordance with its shipping terms.

      Cost of Sales. Jafra Distribution’s cost of sales primarily represents the cost to Jafra Distribution of the product it sells to its affiliates. Cost of sales includes manufacturing and other production related expense, freight in, purchasing, warehousing, inventory transfer costs and charges related to obsolete and slow-moving inventory.

      Shipping and Handling Costs. In 2003 and 2002, Jafra Distribution’s shipping and handling services were provided by an affiliate and the related costs were included in service fee expense to affiliate. Shipping and handling costs paid to third parties of $3,644,000 for the year ended December 31, 2001 were included in selling, general and administrative expenses.

      Income Taxes. Jafra Distribution accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

      Foreign Currency Translation. The functional currency for Jafra Distribution is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

      Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar. Jafra Distribution had outstanding U.S. dollar-denominated debt of $148,500,000 at December 31, 2003. This debt is remeasured at each reporting date with the impact of the remeasurement being recorded in net (loss) income, subjecting Jafra Distribution to additional foreign exchange risk.

      New Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. Jafra Distribution adopted SFAS No. 145 on January 1, 2003.

      Jafra Distribution adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to Jafra Distribution’s financial position or results of operations. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (“EITF”) No. Issue

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement were effective for exit or disposal activities that were initiated after December 31, 2002.

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, consolidated financial statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 will be effective for Jafra Distribution in the first quarter of 2004. This interpretation may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material impact on Jafra Distribution’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on Jafra Distribution’s financial position or results of operations.

(3)	Inventories

      Inventories consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Raw materials and supplies	$5,578	$4,858
Finished goods	21,605	16,342

Total inventories	$27,183	$21,200

(4)	Property and Equipment

      Property and equipment consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Machinery, equipment and other	$1,898	$1,894
Less accumulated depreciation	251	88

Property and equipment, net	$1,647	$1,806

(5)	Investment in Affiliated Company

      On May 20, 2003, Jafra Distribution subscribed for and purchased 2,015 shares of newly issued Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $20,150,000. Additionally, Jafra Distribution purchased 2,618, 2,387, 2,310, 2,233, and 2,079 preferred shares of Jafra Cosmetics S.A. from CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V. and CDRJ Mexico Holding Company B.V., respectively. Each share was purchased for $10,000 per share, for a total of $116,270,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000, less effects of foreign currency translation, as an investment in affiliated company on the accompanying balance sheets. Except for the effect of translation, which reduced the investment by approximately $10,378,000 as of December 31, 2003, Jafra Distribution carries the investment on its balance sheet at cost.

(6)	Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Accrued interest	$1,669	—
Other	364	107

Total accrued liabilities	$2,033	$107

(7)	Debt

      Debt consists of the following at December 31, 2003 (in thousands):

2003

Subordinated Notes, U.S. dollar-denominated, unsecured, interest payable semi-annually at 10 3/4% due in 2011	$120,000
Term loan, secured, U.S. dollar-denominated, principal and interest due in quarterly installments through May 20, 2008, interest rates at 4.7% at December 31, 2003	28,500

Total debt	148,500
Less current maturities	4,500

Long-term debt	$144,000

      Jafra Distribution’s long-term debt matures as follows (in thousands): $4,500 in 2004, $6,000 in 2005, $6,000 in 2006, $7,500 in 2007, $4,500 in 2008 and $120,000 thereafter.

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

      Jafra Distribution is an indirect wholly-owned subsidiary of the Parent and JCI is a direct wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the New Notes on a senior subordinated basis on the terms provided in the Indenture governing the New Notes. The Issuers have fully and unconditionally guaranteed the obligations under the New Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing or subsequently acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis.

      On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At December 31, 2003, approximately $2,985,000 was classified as a non-current asset and the remaining unamortized amount was classified as a current asset on the accompanying balance sheets.

      The New Notes are unsecured and are generally not redeemable for four years from the issue date. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75 plus accrued interest. On September 15, 2003, the Issuers consummated a registered exchange of the New Notes under the Securities Act of 1933.

      In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. As of May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million under the term facility. No amounts were outstanding under the revolving credit facility at December 31, 2003. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. As of December 31, 2003, the applicable interest rates were 6.50% and 4.69% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

      Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2003, the Parent was in compliance with all debt covenants.

      The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the senior credit agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10 3/4% Notes during the continuance

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

      The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to North Atlantic. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to North Atlantic based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the senior credit agreement contain similar restrictions. The Senior Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Indenture) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the senior credit agreement) does not exceed 3 to 1 after giving effect to such payment.

      Jafra Distribution capitalized approximately $8,640,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset on the accompanying balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of December 31, 2003, approximately $749,000 of the deferred financing fees were amortized.

(8)	Equity

      Jafra Distribution was organized under the laws of the United Mexican States on February 26, 2003. Jafra Distribution authorized and issued 151 shares of Series B no par Common Stock for $50,000 Mexican pesos.

(9)	Income Taxes

      Actual income tax (benefit) expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 34% to income before income taxes in 2003 or 35% in 2002 and 2001) as a result of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Provision (benefit) for income taxes at statutory rate	$(3,999)	$4,815	$9,157
Permanent differences, principally effect of inflation upon taxable income	1,149	—	—
Valuation allowance	3,063	—	—
Other	266	(108)	307
Effect of carve out of Venus operations in 2003	(9,978)	—	—

Income tax (benefit) expense	$(9,499)	$4,707	$9,464

      Jafra Distribution does not file a consolidated return with Jafra Cosmetics S.A. and does not have a tax sharing agreement with Jafra Cosmetics S.A. As such, Jafra Distribution received a tax benefit related to

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

carved out Venus income included in Jafra Distribution operations prior to the May 20, 2003 acquisition date for the related tax paid by Jafra Cosmetics S.A.

      The components of the income tax (benefit) expense are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current	$1,177	$6,222	$7,019
Deferred	(10,676)	(1,515)	2,445

Total income tax (benefit) expense	$(9,499)	$4,707	$9,464

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Deferred income tax assets:
Net operating loss carryforward	$10,149	$—
Prepaid expenses	3,446	—
Property and equipment	142	—
Other	365	67

Total deferred income tax assets	14,102	67
Less valuation allowances	(3,063)	—

Net deferred income tax assets	11,039	67
Deferred income tax liabilities:
Transaction and deferred financing costs	(1,988)	—
Inventories	(7,601)	(7,645)
Prepaid purchases and expenses	—	(3,091)
Guarantee fee	(1,092)	—
Other	(358)	(7)

Total deferred income tax liabilities	(11,039)	(10,743)

Net deferred income tax liabilities	$—	$(10,676)

      At December 31, 2003 Jafra Distribution’s deferred income tax assets included $10,149,000 for operating loss carryforwards. The loss carryforward expires in 2013. Because realization is not assured, a valuation allowance of $3,063,000 has been provided against the total net deferred tax asset.

      The financial statements of Jafra Distribution reflect the carved-out distribution operations of Venus through May 20, 2003, the date of the Recapitalization. The actual income tax liability for all Venus distribution operations through May 20, 2003 belongs to Jafra Cosmetics S.A. and there is no tax sharing agreement in place between Jafra Cosmetics S.A. and Jafra Distribution. As a result, Jafra Distribution’s income tax benefit includes a $9,978,000 benefit for the carve-out of the Venus distribution income tax due by Jafra Cosmetics S.A.

(10)	Related Party Transactions

      Jafra Distribution sells color cosmetics and fragrance products to other subsidiaries of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany were $10,878,000, $14,994,000 and $11,538,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution also purchases skin and body products from an

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

affiliate. Purchases were $14,457,000, $14,483,000 and $12,044,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A. Sales to Jafra Cosmetics S.A. were $107,932,000, $118,990,000 and $122,360,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Jafra Distribution receives administrative and other certain services from Jafra Cosmetics S.A. The cost of these services is included in service fee expense to affiliate in the accompanying statements of operations. Additionally, in 2002 and 2003, these services include certain warehouse and packaging services previously provided by third parties. Jafra Distribution believes the amounts are reasonable and approximate the cost of the actual services received.

      In addition, Jafra Distribution is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from affiliates, including JCI. The cost of these services is included in management fee expense to affiliate in the accompanying statements of operations. JCI charges out a portion of management expenses to its affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. Jafra Distribution believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services received.

(11)	Commitments and Contingencies

      Jafra Distribution leases warehouse facilities under operating leases which expire at various dates through 2008. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are (in thousands) as follows:

2004	$860
2005	890
2006	915
2007	941
2008	948

$4,554

      Rental expense was $853,000, $543,000 and $329,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Jafra Distribution is involved from time to time in routine legal matters incidental to its business. Jafra Distribution believes that the resolution of such matters will not have a material adverse effect on Jafra Distribution’s business, financial condition or results of operations.

(12)	Foreign Currency Forward Contracts

      Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution enters into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying statements of operations. During the year ended December 31, 2003, Jafra Distribution recognized gains of $9,737,000 related to the

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

remeasurement of forward contracts. The following provides information about the details of Jafra Distribution’s forward contract as of December 31, 2003 (in thousands):

	Forward Position		Weighted
	in Mexican	Maturity	Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)

Buy US dollar/sell Mexican peso	1,677,924	3/04/04	10.43	$(3,213)

(1)	The fair value of the forward position presented above, an unrealized gain of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in receivables from affiliates in the accompanying balance sheets.

(13)	Fourth Quarter Adjustments

      During the fourth quarter of 2003 and 2002, Jafra Cosmetics S.A. evaluated the services billed to Jafra Distribution and accordingly, Jafra Distribution recorded service fee expense of $17,521,000 and $16,982,000 during the fourth quarter of 2003 and 2002, respectively. Jafra Distribution also recorded certain adjustments related to income tax (benefit) expense during the fourth quarter of 2003.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.

      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, S.A. de C.V. and subsidiaries excluding the carved-out distribution business of Distribuidora Venus, S.A. de C.V. (the “Company”), (as defined in note 1) an indirect, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.L. as of December 31, 2003 and 2002, and the related consolidated statement of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule for the years ended December 31, 2003 and 2002 listed at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of Jafra Cosmetics International, S.A. de C.V. and subsidiaries excluding the carved-out distribution business of Distribuidora Venus S.A. de C.V. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142.

/s/ Ernst & Young LLP

Mexico City, Mexico

February 23, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.

      We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Jafra Cosmetics International, S.A. de C.V. and subsidiaries excluding the carved out distribution business of Distribuidora Venus, S.A. de C.V., (the “Company”) as defined in Note 1, an indirect, wholly owned subsidiary of Jafra Worldwide Holdings (Lux) S.a.r.l. (Successor Parent to CDRJ Investments (Lux) S.A.) for the year ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 listed in the Index at Item 16(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Jafra Cosmetics International, S.A. de C.V. and subsidiaries excluding the carved out distribution business of Distribuidora Venus, S.A. de C.V., for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Mexico City, Mexico

June 12, 2003 (August 8, 2003,
as to paragraph 19 of Note 2)

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

ASSETS

	December 31,

	2003	2002

Current assets:
Cash and cash equivalents	$5,833	$13,356
Receivables, less allowance for doubtful accounts of $6,987 in 2003 and $7,161 in 2002	34,065	33,344
Receivables from affiliates	2,880	23,796
Prepaid expenses and other current assets	497	262
Deferred income tax asset	—	9,268

Total current assets	43,275	80,026
Property and equipment, net	33,399	32,003
Other assets:
Goodwill	26,428	28,548
Trademarks	41,111	44,408
Deferred financing fees, net	—	395
Other	4,083	1,196

Total	$148,296	$186,576

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$2,489
Accounts payable	4,073	3,298
Accrued liabilities	31,930	32,715
Income taxes payable	6,093	4,838
Payables to affiliates	24,611	54,740
Deferred income taxes	2,941	—
Other current liabilities	458	—

Total current liabilities	70,106	98,080
Long-term debt	—	30,786
Deferred income taxes	12,651	16,537
Other long-term liabilities	3,209	—

Total liabilities	85,966	145,403
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; 139,373 shares authorized, issued and outstanding in 2003, 151,000 shares authorized, issued and outstanding, in 2002	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2003	—	—
Additional paid-in capital	54,334	34,184
Retained earnings	17,687	11,015
Accumulated other comprehensive loss	(9,691)	(4,026)

Total stockholders’ equity	62,330	41,173

Total	$148,296	$186,576

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Net sales	$241,749	$251,545	$247,514
Cost of sales	87,667	106,207	108,475

Gross profit	154,082	145,338	139,039
Selling, general and administrative expenses	118,051	123,013	115,108
Management fee expense to affiliate	5,224	5,424	6,867
Service fee income from affiliate	(25,215)	(26,725)	(15,558)
Gain on sale of assets	—	(77)	—
Royalty expense to affiliates, net	18,060	19,775	20,098

Income from operations	37,962	23,928	12,524
Other expense:
Exchange loss, net	(9,374)	(4,320)	(5,485)
Interest expense	(2,099)	(5,081)	(6,372)
Interest income	270	189	261
Loss on extinguishment of debt	(1,842)	—	—
Other expense	(244)	(123)	(71)
Other income	—	—	19

Income before income taxes and cumulative effect of accounting change	24,673	14,593	876
Income tax expense	18,001	6,791	1,738

Income (loss) before cumulative effect of accounting change	6,672	7,802	(862)
Cumulative effect of accounting change, net of income tax expense of $82	—	—	126

Net income (loss)	$6,672	$7,802	$(736)

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except for shares)

	Years Ended December 31,

	2003		2002		2001

	Shares	Amount	Shares	Amount	Shares	Amount

Series B Capital Stock:
Balance, beginning of year	151,000	—	151,000	—	151,000	—
Shares converted to Series C Preferred stock	(11,627)	—	—	—	—	—

Balance, end of year	139,373	—	151,000	—	151,000	—

Series C Preferred Stock:
Balance, beginning of year	—	—	—	—	—	—
Shares converted from Series B Common stock	11,627	—	—	—	—	—
Issuance of Preferred Stock	2,015	—	—	—	—	—

Balance, end of year	13,642	—	—	—	—	—

Additional Paid-in Capital:
Balance, beginning of year		$34,184		$34,184		$34,184
Issuance of Preferred Stock		20,150		—		—

Balance, end of year		54,334		34,184		34,184

Retained Earnings:
Balance, beginning of year		11,015		3,213		14,749
Net income (loss)		6,672		7,802		(736)
Dividends paid to parent		—		—		(10,800)

Balance, end of year		17,687		11,015		3,213

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(4,026)		(1,145)		(1,165)
Net unrealized and deferred realized (losses) gains on derivatives		(15)		3,482		(3,746)
Tax (expense) benefit on unrealized and deferred realized losses on derivatives		(235)		92		1,311
Currency translation adjustments		(5,415)		(6,455)		2,455

Balance, end of year		(9,691)		(4,026)		(1,145)

Total Stockholders’ Equity	153,015	$62,330	151,000	$41,173	151,000	$36,252

Comprehensive Income (Loss):
Net income (loss)		$6,672		$7,802		$(736)
Unrealized and deferred realized losses on derivatives		(119)		(446)		(5,504)
Reclassified to exchange loss		(550)		1,167		797
Reclassified to cost of sales		654		2,761		961
Tax (expense) benefit on unrealized and deferred realized losses on derivatives		(235)		92		1,311
Currency translation adjustments		(5,415)		(6,455)		2,455

Total Comprehensive Income (Loss)		$1,007		$4,921		$(716)

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$6,672	$7,802	$(736)
Cumulative effect of accounting change, net of taxes	—	—	(126)

Income (loss) before cumulative effect of accounting change	6,672	7,802	(862)
Adjustments to reconcile income (loss) before cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	—	(77)	(24)
Depreciation and amortization	2,106	2,027	3,908
Amortization of guarantee fee	(294)	—	—
Amortization and write off of deferred financing fees	435	776	805
Provision for uncollectible accounts receivable	7,601	11,033	7,681
Unrealized foreign exchange and derivative losses	3,073	4,358	(994)
Deferred realized derivative gains (losses)	646	181	(827)
Deferred income taxes	8,323	(1,359)	(939)
Changes in operating assets and liabilities:
Receivables	(11,164)	(14,054)	(13,874)
Prepaid expenses and other current assets	(265)	237	112
Value-added tax receivables and payables	—	9,677	625
Intercompany receivables and payables	(13,492)	(9,665)	43,612
Other assets	11	1,258	154
Accounts payable and accrued liabilities	2,766	5,976	(6,255)
Income taxes payable	1,676	3,028	3,418

Net cash provided by operating activities	8,094	21,198	36,540

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	225	93
Purchases of property and equipment	(5,740)	(3,768)	(4,289)

Net cash used in investing activities	(5,740)	(3,543)	(4,196)

Cash flows from financing activities:
Repurchase of subordinated debt due 2008	(30,072)	—	—
Repayments under term loan facility	(2,375)	(3,125)	(2,000)
Receipt of guarantee fee from affiliate	4,000	—	—
Repayments under revolving credit facility	—	(22,500)	(49,500)
Borrowings under revolving credit facility	—	22,500	49,500
Repayments under bank debt	(828)	(813)	(357)
Borrowings under bank debt	—	32	1,620
Payment of note payable to affiliate	—	—	(20,756)
Payment of dividends	—	—	(10,800)
Sale of Series C preferred stock	20,150	—	—

Net cash used in financing activities	(9,125)	(3,906)	(32,293)

Effect of exchange rate changes on cash	(752)	(1,313)	346

Net (decrease) increase in cash and cash equivalents	(7,523)	12,436	397
Cash and cash equivalents at beginning of year	13,356	920	523

Cash and cash equivalents at end of year	$5,833	$13,356	$920

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$1,715	$4,305	$4,786
Income taxes	$5,010	$1,642	$1,354

      At December 31, 2003, Jafra Cosmetics S.A. had deferred net gains of $0.3 million of foreign currency option contracts recorded as other comprehensive loss and other receivables, with a related tax benefit recorded as a component of deferred taxes and other comprehensive loss. At December 31, 2002, Jafra Cosmetics S.A. had deferred net gains of $0.4 million on foreign currency option contracts recorded as other comprehensive loss and other receivables. At December 31, 2001, Jafra Cosmetics S.A. had deferred losses of $2.9 million on foreign currency forward contracts recorded in accrued liabilities and other comprehensive loss. Additionally, the related deferred income tax benefit of $1.3 million related to the deferred losses was recorded as a component of net deferred tax liability and other comprehensive loss.

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Description of Business

Basis of Presentation

      Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Cosmetics S.A.”), organized under the laws of the United Mexican States, is primarily owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l., a Luxembourg société à responsabilité limitée(“North Atlantic”), which in turn is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). A minority interest of Jafra Cosmetics S.A. is owned by Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”).

      Jafra Cosmetics S.A., its subsidiaries, and certain other subsidiaries of the Parent were organized by Clayton, Dubilier & Rice Fund V Limited Partnership, a Cayman Islands exempted limited partnership managed by Clayton, Dubilier & Rice, Inc. (“CD&R”) to acquire the worldwide Jafra Cosmetics business from the Gillette Company.

      The accompanying consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 reflect the operations of Jafra Cosmetics S.A. and its subsidiaries, excluding the carved-out distribution operations of Distribuidora Venus, S.A. de C.V. (“Venus”) (collectively, “Jafra Cosmetics S.A.”). All significant intercompany accounts and transactions between entities have been eliminated in consolidation.

      Jafra Distribution was organized under the laws of the United Mexican States on February 26, 2003 to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Venus, a wholly-owned subsidiary of Jafra Cosmetics S.A. Jafra Distribution is owned by five indirect wholly-owned subsidiaries of the Parent.

      On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra Cosmetics S.A. to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, North Atlantic transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

      Jafra Cosmetics S.A. sold its distribution business, previously conducted by Venus, a wholly-owned subsidiary, to Jafra Distribution on May 20, 2003, including the sale of preferred stock (see Note 5) and the purchase of certain fixed assets of Venus used to conduct the on going distribution business for $2,000,000, equivalent to the net book value.

      The New Notes represent several obligations of Jafra Distribution and JCI. Jafra Cosmetics S.A. has fully and unconditionally guaranteed the obligations of Jafra Distribution under the New Notes. As Jafra Cosmetics S.A. is not a consolidated subsidiary of Jafra Distribution, the Parent is filing these separate financial statements of Jafra Cosmetics S.A. in its Annual Report on Form 10-K.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Description of Business

      Jafra Cosmetics S.A. is a direct seller of skin and body care products, color cosmetics, fragrances, and other personal care products in Mexico. Jafra Cosmetics, S.A. sells Jafra Brand products through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as “consultants”).

(2)	Summary of Significant Accounting Policies

      Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Cash and Cash Equivalents. Cash and cash equivalents include cash, time deposits and all highly liquid debt instruments with a maturity of three months or less when purchased.

      Property and Equipment. Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 years for buildings, the lesser of the useful life or the term of the lease for improvements, 5 to 10 years for machinery and equipment and 5 years for hardware and software. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset.

      Intangible Assets. Intangible assets consist of goodwill and trademarks. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” Jafra Cosmetics S.A. does not amortize goodwill and other indefinite life intangible assets, but tests those intangible assets for impairment at least annually. Prior to the adoption of SFAS No. 142, goodwill and other intangible assets were amortized using the straight-line method over a period of 40 years.

      Deferred Financing Costs. During the year ended December 31, 2003, Jafra Cosmetics S.A. redeemed its Old Notes and repaid the balance under its existing credit agreement (the “Old Credit Agreement”) and then terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, Jafra Cosmetics S.A. wrote off approximately $75,000 of capitalized deferred financing fees.

      Impairment of Long-Lived Assets and Intangibles. Long-lived assets are reviewed for impairment based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, Jafra Cosmetics S.A. will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable based on the provisions of SFAS No. 142. (See Note 4).

      Foreign Currency Forward and Option Contracts. During 2002, Jafra Cosmetics S.A. entered into foreign currency forward contracts and forward currency option contracts. In 2003, Jafra Cosmetics S.A. only entered into foreign currency option contracts. Jafra Cosmetics S.A. enters into these contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. Jafra Cosmetics S.A. accounts for these contracts pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 1, 2001, Jafra Cosmetics S.A. recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative effect adjustment to earnings. This adjustment related to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represented the difference between the carrying value and the fair value of such instruments.

      As a matter of policy, Jafra Cosmetics S.A. does not hold or issue foreign currency forward contracts or foreign currency option contracts for trading or speculative purposes. Under SFAS No. 133, Jafra Cosmetics S.A.’s use of forward contracts and option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts and option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of Jafra Cosmetics S.A.’s foreign currency forward contracts and option contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. At December 31, 2003 and 2002, the carrying value of the option contracts was $440,000 and $402,000, respectively, and was included in current assets in the accompanying consolidated balance sheets.

      As Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution and maintains foreign currency contracts with third parties, Jafra Cosmetics S.A. entered into forward contracts with Jafra Distribution in Mexican pesos to purchase Mexican pesos and sell U.S. dollars. The fair value of these contracts is included within payables to affiliates in the accompanying consolidated balance sheets.

      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the Old Notes and other fixed rate long-term debt at December 31, 2002 was $31,652,000, based upon discussions with one of Jafra Cosmetics S.A.’s largest bondholders and an analysis of current market interest rates and the Parent’s credit rating. As Jafra Cosmetics S.A.’s Revolving Credit Facility and the Term Loan were variable rate debt, and the interest rate spread paid by Jafra Cosmetics S.A. was adjusted for changes in certain financial ratios of the Parent, the fair value of the Revolving Credit Facility and the Term Loan approximated their carrying amounts at December 31, 2002.

      Revenue Recognition. Jafra Cosmetics S.A. recognizes revenue when title passes at shipment in accordance with its shipping terms. Amounts billed to consultants for shipping and handling costs are included in net sales. Sales are reduced by commissions paid to consultants on their personal sales pursuant to Emerging Issues Task Force No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”

      Cost of Sales. Jafra Cosmetics S.A.’s cost of sales primarily represents the cost to Jafra Cosmetics S.A. of the products it sells to its consultants and costs associated with free product on certain promotional arrangements. Cost of sales also includes manufacturing and other production-related expenses, freight in, purchasing, warehousing, inventory transfer costs and charges related to obsolete and slow-moving inventory.

      Selling, General and Administrative Expense. Selling, general and administrative expenses (“SG&A”) include sales promotional expenses, including various sales incentives, distribution expenses, and shipping and handling costs, as well as selling, marketing and administrative expenses, including general management, finance, human resources, information technology and bad debt expense related to uncollectible accounts receivable. SG&A expenses also include override payments to managers, who earn a percentage of the sales generated by consultants recruited directly or indirectly by them. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Overrides and incentives are accrued when earned.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Advertising costs. Jafra Cosmetics S.A. expenses advertising costs as incurred. Total advertising costs aggregated $156,000, $333,000 and $281,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Shipping and Handling Costs. Shipping and handling costs of $15,236,000, $17,442,000 and $11,538,000 for the years ended December 31, 2003, 2002 and 2001, respectively, are included in selling, general and administrative expenses. In 2003 and 2002, Jafra Cosmetics S.A. provides certain shipping and handling services to Jafra Distribution which are included in service fee income from affiliate on the accompanying consolidated statements of operations.

      Income Taxes. Jafra Cosmetics S.A. accounts for income taxes under the balance sheet approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the financial statements or income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

      Foreign Currency Translation. The functional currency for Jafra Cosmetics S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

      Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar.

      New Accounting Standards. In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement rescinds or modifies existing authoritative pronouncements including SFAS No. 4 “Reporting Gains and Losses from Extinguishment of Debt.” As a result of the issuance of SFAS No. 145, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” Applying the provisions of APB Opinion 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual or infrequent or that meet the criteria for classification as an extraordinary item. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion 30 for classification as an extraordinary item shall be reclassified. Jafra Cosmetics S.A. adopted SFAS No. 145 on January 1, 2003 and reclassified items previously reported as extraordinary items as a component of income before income taxes in the accompanying consolidated statements of operations.

      Jafra Cosmetics S.A. adopted SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” on January 1, 2003 which did not result in any material impact to Jafra Cosmetics S.A.’s financial position or results of operations. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity.” The provisions of this statement were effective for exit or disposal activities that were initiated after December 31, 2002.

      During 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation — Transaction and Disclosure, an amendment to FASB Statement No. 123.” This Statement requires more extensive disclosure, including interim disclosure, related to stock based compensation for all companies and permits additional transition methods for companies that elect to use the fair value method for employee stock

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation. This Statement was effective for fiscal years ending after December 15, 2002 Jafra Cosmetics S.A. adopted the disclosure requirements of SFAS No. 148. (See Note 13).

      In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, consolidated financial statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 will be effective for Jafra Cosmetics S.A. in the first quarter of 2004. This interpretation may be applied prospectively with a cumulative effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative effect adjustment as of the beginning of the first year restated. The adoption of FIN 46 is not expected to have a material impact on Jafra Cosmetics S.A.’s financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 on July 1, 2003 did not have a material impact on Jafra Cosmetics S.A.’s financial position or results of operations.

      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

(3)	Property and Equipment

      Property and equipment consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Land	$9,498	$10,260
Buildings and improvements	9,545	10,311
Machinery, equipment and other	21,304	16,832

	40,347	37,403
Less accumulated depreciation	6,948	5,400

Property and equipment, net	$33,399	$32,003

(4)	Goodwill and Trademarks

      Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. Jafra Cosmetics S.A. has determined trademarks have an indefinite life. The carrying value of trademarks was $41,111,000 as of December 31, 2003. The carrying value of goodwill was $26,428,000 at December 31, 2003. Except for foreign currency translation adjustments, there were no changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Accrued Liabilities

      Accrued liabilities consist of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002

Sales promotions, commissions and overrides	$15,660	$12,048
Accrued interest	—	618
Compensation and other benefit accruals	3,581	3,503
State and local sales taxes and other taxes	10,424	12,756
Other	2,265	3,790

Total accrued liabilities	$31,930	$32,715

(6)	Debt

      Debt consisted of the following at December 31, 2002 (in thousands):

2002

Subordinated Notes, U.S. dollar-denominated, unsecured, interest payable semi-annually at 11 3/4%	$30,072
Term loan, secured, U.S. dollar-denominated, principal and interest due in quarterly installments, interest rates at 3.1% at December 31, 2002	2,375
Unsecured bank loan agreement, principal and interest due in monthly installments, weighted average interest rates of 18.5% at December 31, 2002	828

Total debt	33,275
Less current maturities	2,489

Long-term debt	$30,786

      On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

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

      On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At December 31, 2003, approximately $2,985,000 was classified as a non-current liability and the

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

remaining unamortized amount was classified as a current liability on the accompanying consolidated balance sheets.

      On May 23, 2003, with the proceeds from the guarantee fee paid by Jafra Distribution, the equity contribution by Jafra Distribution (see Note 7) and available cash, Jafra Cosmetics S.A. redeemed its Old Notes in the aggregate principal amount of $30,072,000 at a premium of approximately $1,767,000. Additionally, Jafra Cosmetics S.A. repaid $2,375,000 under the Old Credit Agreement and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, Jafra Cosmetics S.A. wrote off approximately $75,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $1,842,000 and was recorded as loss on extinguishment of debt for the year ended December 31, 2003 on the accompanying consolidated statements of operations.

(7)	Equity

      On May 15, 2003, the number of outstanding Series B common shares of Jafra Cosmetics S.A. was split on a 100:1 basis and was proportionately increased from 151 to 151,000. All share amounts have been retroactively restated to show the impact of the split. Subsequently, 11,627 of the outstanding Series B shares (which were part of the aggregate outstanding 151 Series B common shares prior to the stock split) were proportionately reclassified to become Series C preferred shares. The Series C preferred shares have only limited voting rights. In the event of a liquidation of Jafra Cosmetics S.A., holders of Series C shares have the right to receive a preferred cumulative dividend equal to 4.5% per annum, of the effective liquidation preference per share, before any holder of Series B common stock receives a dividend.

      On May 20, 2003, Jafra Cosmetics S.A. sold 2,015 shares of newly issued shares of Series C preferred stock to Jafra Distribution for $10,000 per share, for a total of $20,150,000.

(8)	Income Taxes

      Actual income tax expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 34% in 2003 and 35% in 2002 and 2001 to income before income taxes) as a result of the following (in thousands):

	Years Ended December 31,

	2003	2002	2001

Provision for income taxes at statutory rate	$8,389	$5,108	$307
Permanent differences, principally effect of inflation upon taxable income	(1,004)	829	1,116
Change in net deferred income tax liabilities due to enactment of changes of Mexico’s future statutory rate	—	(1,169)	—
Effect of carve-out of Venus operations in 2003	9,978	—	—
Other	638	2,023	315

Income tax expense	$18,001	$6,791	$1,738

      Jafra Cosmetics S.A. does not include Jafra Distribution in its consolidated tax return and does not have a tax sharing agreement with Jafra Distribution. As such, Jafra Cosmetics S.A. recorded a tax expense related to carved-out Venus income included in Jafra Distribution operations prior to the May 20, 2003 acquisition date for the related tax paid by Jafra Cosmetics S.A.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,

	2003	2002	2001

Current	$9,678	$8,383	$3,988
Deferred	7,428	(2,811)	(939)
Deferred allocated to other comprehensive income	895	1,219	(1,311)

Total deferred	8,323	(1,592)	(2,250)

Total income taxes on income before income taxes and cumulative effect	18,001	6,791	1,738
Income tax expense on cumulative effect of accounting change	—	—	82

Total income tax expense	$18,001	$6,791	$1,820

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002

Deferred income tax assets:
Accounts receivable	$2,306	$2,435
Net operating loss carryforward of certain subsidiaries	1,071	199
Asset tax credit carryforward	23	122
Accrued bonuses	318	33
Accrued sales promotions	1,658	1,977
Other accrued liabilities	2,444	5,053
Guarantee fee	1,092	—
Other	—	303

Total deferred income tax assets	8,912	10,122
Deferred income tax liabilities:
Transaction and deferred financing costs	—	(130)
Property and equipment	(2,060)	(2,421)
Trademarks and goodwill	(13,156)	(14,655)
Prepaid purchases and expenses	(4,379)	(72)
Inventory	(1,869)	—
Other	(3,040)	(113)

Total deferred income tax liabilities	(24,054)	(17,391)

Net deferred income tax liabilities	$(15,592)	$(7,269)

      At December 31, 2003 and 2002, Jafra Cosmetics S.A.’s deferred income tax assets included $1,071,000 and $199,000, for operating loss carryforwards. The tax loss and asset credit carryforwards expire in varying amounts through 2013. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax loss and credit carryforwards will be realized.

      Income tax expense for the year ended December 31, 2002 was reduced by $1,169,000 as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra Cosmetics S.A.’s net deferred income tax liabilities. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The financial statements of Jafra Cosmetics S.A. exclude the carved-out distribution operations of Venus through May 20, 2003, the date of the Recapitalization. The actual income tax liability for all Venus distribution operations through May 20, 2003 belong to Jafra Cosmetics S.A. As a result, Jafra Cosmetics S.A.’s income tax expense includes a $9,678,000 expense related to Venus distribution function income now included in Jafra Distribution.

(9)	Benefit Plans

      Under Mexican labor laws, employees of Jafra Cosmetics S.A. are entitled to a payment when they leave Jafra Cosmetics S.A. if they have fifteen or more years of service, or with less tenure under certain conditions. In addition, Jafra Cosmetics S.A. makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $1,506,000, $1,222,000 and $995,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The total liability was approximately $1,850,000 and $1,724,000 at December 31, 2003 and 2002, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

(10)	Related Party Transactions

      Jafra Cosmetics S.A. purchases products from its Mexico affiliate, Jafra Distribution. The cost of these purchases was $31,645,000, $43,942,000 and $47,490,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

      Jafra Cosmetics S.A. provides certain administrative and other services to Jafra Distribution. The income from these services was included in service fee income from affiliate on the accompanying consolidated statements of operations. Jafra Cosmetics S.A. believes the amounts are reasonable and approximate the value of the actual services rendered.

      In addition, Jafra Cosmetics S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliate in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. Jafra Cosmetics S.A. believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services received.

      Jafra Cosmetics S.A. charges JCI a royalty fee for the right to use the Jafra trademark in the United States and Europe. The total royalty income charged by Jafra Cosmetics S.A. to JCI was $3,179,000, $2,443,000 and $1,639,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

      JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra Cosmetics S.A. a royalty fee for the use of the Jafra Way. The royalty fees charged by JCI were $21,239,000, $22,218,000 and $21,737,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and were based on a percentage of Jafra Cosmetics S.A.’s sales.

      In prior years, Jafra Cosmetics S.A. obtained loans from certain affiliates at annual interest rates ranging from 6% to 9%. Such loans were due to be repaid five years from the date of grant, with no prepayment penalty. At December 31, 2003 and 2002, Jafra Cosmetics S.A. did not have any notes payable to affiliates outstanding. Net interest expense to affiliates, primarily JCI, was $257,000 for the year ended December 31, 2001. Interest expense relating to affiliates is included in interest expense, net, in the accompanying consolidated statements of operations.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(11)	Financial Reporting for Business Segments

      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers. The Parent’s business is comprised of one industry segment, direct selling, with worldwide operations. The Parent is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra Cosmetics S.A. is included within Jafra Mexico, one of the Parent’s reportable business segments, and as such, the only additional business segment information presented is the following breakdown of sales by product lines:

	2003		2002		2001

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales

	(in millions)		(in millions)		(in millions)
Skin care	$29.8	12.6%	$29.5	12.0%	$27.7	11.5%
Body care and personal care	25.8	11.0	21.8	8.9	21.4	8.9
Color cosmetics	65.6	27.9	75.3	30.8	72.1	29.8
Fragrances	95.4	40.5	96.4	39.4	99.3	41.1
Other products(1)	18.8	8.0	21.8	8.9	21.0	8.7

Subtotal before shipping fees less commissions	235.4	100.0%	244.8	100.0%	241.5	100.0%

Shipping fees less commissions	6.3		6.7		6.0

Total	$241.7		$251.5		$247.5

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(12)	Commitments and Contingencies

      Jafra Cosmetics S.A. leases office facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2008. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

2004	$1,366
2005	1,392
2006	1,415
2007	1,437
2008	1,444

$7,054

      Rental expense was $1,398,000, $1,396,000 and $1,178,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Jafra Cosmetics S.A. is involved from time to time in routine legal matters incidental to its business. Jafra Cosmetics S.A. believes that the resolution of such matters will not have a material adverse effect on Jafra Cosmetics S.A.’s business, financial condition or results of operations.

(13)	Management Incentive Arrangements

      Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provides for the sale of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock to members of senior management of certain of the Parent’s subsidiaries. Four employees of Jafra Cosmetics S.A. participate in the Stock Incentive Plan. These employees currently hold 3,761 shares of CDRJ’s stock, and hold options to purchase an additional 7,522 shares of CDRJ’s stock. The activity related to these employees’ holdings under the Stock Incentive Plan is not significant to Jafra Cosmetics S.A. Jafra Cosmetics S.A. applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation expense was recognized by Jafra Cosmetics S.A. upon issuance of such options.

      Certain senior executive officers have employment agreements which provide for annual bonuses if Jafra Cosmetics S.A. and the Parent achieve the performance goals established under its annual incentive plan for executives.

2003 Bonus Payments

      During the year ended December 31, 2003, in order to compensate option holders for any diminished value of the outstanding options, the Board of Directors authorized $946,000 in compensatory payments to current option holders who are employees of Jafra Cosmetics S.A. Additionally, the Parent authorized a special bonus of $350,000 (excluding employer taxes) to certain members of management and non-employee directors for contributions in completing the Recapitalization of CDRJ. These payments were recorded as compensation expense as a component of selling, general and administrative expenses within the consolidated statements of operations.

(14) Foreign Currency Forward and Option Contracts

      Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency exchange contracts. Prior to March 2002, Jafra Cosmetics S.A. purchased forward exchange contracts (“forward contracts” or “forwards”) to hedge its foreign currency exposures to the Mexican peso. In mid-2002, in accordance with previously approved policies, Jafra Cosmetics S.A. modified its hedging program to include the use of foreign currency option contracts (“option contracts”). Jafra Cosmetics S.A. places forward contracts or option contracts based on its forecasted U.S. dollar cash outflows and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, Jafra Cosmetics S.A. does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into forward contracts or option contracts, Jafra Cosmetics S.A. evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Jafra Cosmetics S.A. does not currently anticipate non-performance by such counterparties.

      Effective January 1, 2001, Jafra Cosmetics S.A. adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value. In connection with the adoption of SFAS No. 133, at January 1, 2001,

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jafra Cosmetics S.A. recorded a net gain of $126,000 (net of a tax effect of $82,000) as a cumulative effect adjustment to earnings. This adjustment related to derivatives not designated as hedges prior to adoption of SFAS No. 133, and represented the difference between the carrying value and the fair value of such instruments. Under SFAS No. 133, Jafra Cosmetics S.A.’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives are deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts or option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 are remeasured based on fair value and the gains and losses are included as a component of net income (loss).

      Jafra Cosmetics S.A. currently designates certain of its contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI, forecasted management fee charges from JCI, and U.S. dollar-denominated interest payments made by Jafra Cosmetics SA. or Jafra Distribution. On the date Jafra Cosmetics S.A. enters into a derivative contract, management designates the derivative as a hedge of the identified exposure. Jafra Cosmetics S.A. formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, Jafra Cosmetics S.A. specifically identifies the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. Jafra Cosmetics S.A. formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net income (loss) when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra Cosmetics S.A.

      During the year ended December 31, 2003, Jafra Cosmetics S.A. recognized gains of approximately $789,000 on option contracts (including the reclassification of other comprehensive income) as a component of exchange loss in the accompanying consolidated statements of operations. During the year ended December 31, 2002, Jafra Cosmetics S.A. recognized losses of approximately $2,605,000 on forward contracts and gains of approximately $886,000 on option contracts (including reclassification of other comprehensive loss) as a component of exchange loss in the accompanying consolidated statements of operations. During the year ended December 31, 2001, Jafra Cosmetics S.A. recognized approximately $12,188,000 of losses on forward contracts as a component of exchange loss in the accompanying consolidated statements of operations.

      Additionally, during the year ended December 31, 2001, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $5,504,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of this amount, approximately $797,000 was reclassified as exchange loss and $961,000 was reclassified as cost of sales upon recognition of the underlying hedged exposure prior to December 31, 2001.

      At December 31, 2001, Jafra Cosmetics S.A. had $3,746,000 of losses on forward contracts deferred as a component of other comprehensive loss. During the year ended December 31, 2002, Jafra Cosmetics S.A. deferred approximately an additional $1,782,000 of losses on forward contracts qualifying for hedge accounting under SFAS No. 133. Of the total amount deferred, during the year ended December 31, 2002, approximately $1,650,000 of other comprehensive loss was reclassified into exchange loss and approximately $3,139,000 was reclassified into cost of sales upon the recognition of the underlying hedged exposure.

      During the year ended December 31, 2002, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $1,336,000 of gains on option contracts qualifying for hedge accounting under

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 133. Of this amount, approximately $483,000 of other comprehensive loss was reclassified to exchange loss and approximately $378,000 was reclassified as a cost of sales offset upon the recognition of the underlying hedged exposure.

      At December 31, 2002, Jafra Cosmetics S.A. had $739,000 of losses on forward contracts deferred as a component of other comprehensive loss. During the year ended December 31, 2003, Jafra Cosmetics S.A. reclassified the total $739,000 loss from other comprehensive loss into cost of sales upon the recognition of the underlying hedged exposure.

      At December 31, 2002, Jafra Cosmetics S.A. had $475,000 of gains on option contracts deferred as a component of other comprehensive loss. During the year ended December 31, 2003, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $438,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. During the year ended December 31, 2003, approximately $550,000 of gains were reclassified from other comprehensive loss to exchange loss and approximately $85,000 of gains were reclassified as an offset to cost of sales upon the recognition of the underlying hedged exposure. Jafra Cosmetics S.A. expects substantially all of the remaining gain of approximately $278,000, deferred as a component of other comprehensive loss, to be recognized into income within the next twelve months.

      The fair value of the option contracts at December 31, 2003 represented an unrealized gain of $440,000, consisting of $278,000 of unrealized gains recorded as a component of other comprehensive loss for qualifying hedges and $162,000 of unrealized gains for non-qualifying hedges under SFAS No. 133.

      The fair value of the option contracts at December 31, 2002 represented an unrealized gain of approximately $402,000, consisting of $382,000 of unrealized gains recorded as a component of other comprehensive loss for qualifying hedges and $20,000 of unrealized gains for non-qualifying hedges under SFAS No. 133.

      During the year ended December 31, 2003 and 2002, the ineffectiveness generated by Jafra Cosmetics S.A.’s forward contracts and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $66,000 and $164,000 of gains, respectively, were reclassified into earnings.

      The outstanding option contracts had a notional value denominated in Mexican pesos of 831,000,000 and 523,000,000 in put and call positions at December 31, 2003 and 2002, respectively. The option contracts outstanding at December 31, 2003 mature at various dates through June 30, 2005 and the option contracts outstanding at December 31, 2002 all matured at various dates during 2003. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of Jafra Cosmetics S.A., but are used in the calculation of cash settlements under the contracts.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following tables provide information about the details of Jafra Cosmetics S.A.’s option contracts as of December 31, 2003 and 2002 (in thousands, except for average strike price):

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2003:
Purchased puts (Jafra Cosmetics S.A. may sell peso/buy USD)
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

At December 31, 2002:
Purchased puts (Jafra Cosmetics S.A. may sell peso/buy USD)
Mexican peso	149,000	10.31-10.48	$(113)	Jan.-Mar. 2003
Mexican peso	100,000	11.05-12.19	77	Apr.-June 2003
Mexican peso	150,000	11.76-12.79	131	July-Aug 2003
Mexican peso	124,000	12.51-12.91	21	Oct.-Dec. 2003

	523,000		$116

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	149,000	9.01- 9.02	$(207)	Jan.-Mar. 2003
Mexican peso	100,000	9.50- 9.84	(144)	Apr.-June 2003
Mexican peso	150,000	9.69-10.19	(112)	July-Aug 2003
Mexican peso	124,000	10.15-10.19	(55)	Oct.-Dec. 2003

	523,000		$(518)

(1)	The fair value of the option contracts presented above, an unrealized gain of $440,000 and $402,000 at December 31, 2003 and 2002, respectively, represents the carrying value and was recorded in current assets in the accompanying consolidated balance sheets.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency forward contracts with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying statements of operations. During the year ended December 31, 2003, Jafra Cosmetics S.A. recognized losses of $9,737,000 related to the remeasurement of forward contracts. The following provides information about the details of Jafra Cosmetics S.A.’s forward contract as of December 31, 2003 (in thousands):

	Forward Position
	in Mexican	Maturity	Weighted Average	Fair Value in
Foreign Currency	Pesos(2)	Date	Contract Rate	U.S. Dollars(2)

Sell US dollar/buy Mexican peso	1,677,924	3/04/04	10.43	$3,213

(2)	The fair value of the forward position presented above, an unrealized loss of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in payables to affiliates in the accompanying consolidated balance sheets.

(15)	Fourth Quarter Adjustments

      During the fourth quarter of 2003 and 2002, Jafra Cosmetics S.A. evaluated the services billed to Jafra Distribution and accordingly, recorded service fee income of $17,521,000 and $16,982,000 during the fourth quarter of 2003 and 2002, respectively. Jafra Cosmetics S.A. also recorded certain adjustments related to income tax expense during the fourth quarter of 2003. During the fourth quarter of 2001, Jafra Cosmetics S.A. recorded a total of approximately $3,809,000 to bad debt expense due to declining consultant liquidity as a result of the general slowdown of the economy in Mexico.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Information as of December 31, 2003 and 2002 and

for the Years Ended December 31, 2003, 2002 and 2001)

      Jafra Worldwide Holdings (Lux) S.àr.l., (the “Parent”) a Luxembourg societé à responsabilité limitée is a wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l. (“North Atlantic”).

      The accompanying financial statements for the year ended December 31, 2003 reflect the operations of the Parent and include the operations of CDRJ Investments (Lux) S.A. (“CDRJ”) through May 20, 2003. The accompanying financial statements for the years ended December 31, 2002 and 2001 reflect the operations of CDRJ. The historical financial statements of CDRJ are equivalent to the operations of the Parent.

      The terms of the indenture governing the Company’s outstanding 10 3/4% Notes (the “Indenture”) significantly restrict the Parent and certain of its subsidiaries from paying dividends and otherwise transferring assets to North Atlantic. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains or losses) accruing from October 1, 2002, plus specified other amounts. The Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Senior Credit Agreement contain similar restrictions. The Senior Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Indenture) plus up to $5.0 million so long as the term loans have been repaid in full and the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million.

Condensed Balance Sheet Information:

	As of December 31,

	2003	2002

Assets:
Cash and other assets	$—	$145
Investment in subsidiaries	(55,386)	109,149

Total assets	$(55,386)	$109,294

Liabilities:
Payables and other liabilities	$3	$832

Total liabilities	$3	$832

Stockholders’ (deficit) equity:
Common stock	$15	$1,664
Additional paid-in capital	—	81,921
Retained (deficit) equity	(46,250)	37,145
Cumulative translation adjustment	(9,154)	(12,268)

Total Stockholders’ (deficit) equity	$(55,389)	$108,462

Total liabilities and equity	$(55,386)	$109,294

Condensed Statements of Operations Information:

	Years Ended December 31,

	2003	2002	2001

Income:
Operating expense	$(99)	$(28)	$(156)
Equity in (losses) earnings of subsidiaries	(7,852)	18,800	15,996

Net (loss) income	$(7,951)	$18,772	$15,840

Condensed Statement of Cash Flows Information:

	Years Ended December 31,

	2003	2002	2001

Cash flows provided by (used in) operating activities:
Operating activities	$(831)	$(36)	$718
Distribution from subsidiary	159,781	—	—

Net cash provided by (used in) operating activities	158,950	(36)	718
Net cash used in investing activities	—	—	—
Cash flows provided by (used in) financing activities:
Distribution to stockholders	(159,014)	—	—
Net repurchase of common stock	—	—	(621)

Net cash used in financing activities	(159,014)	—	(621)
Net change in cash and cash equivalents	(64)	(36)	97
Cash and cash equivalents, beginning of the year	64	100	3

Cash and cash equivalents, end of period	$—	$64	$100

      During the year ended December 31, 2003, CDRJ made an initial liquidating distribution of $83,570,000 of additional paid-in capital and $74,039,000 of retained earnings to its shareholders of record at May 20, 2003. Additionally, CDRJ reserved $1,405,000 to pay subsequent distributions or expenses associated with its liquidation.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Jafra World Wide Holdings Lux S.àR.L.:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2003	$8,213	$8,549	$8,529	$8,233
2002	7,133	12,376	11,296	8,213
2001	3,431	9,323	5,621	7,133
Inventories:
2003	$2,632	$2,155	$2,142	$2,645
2002	2,801	2,630	2,799	2,632
2001	2,439	1,867	1,505	2,801

Jafra Cosmetics International, Inc. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2003	$613	$670	$730	$553
2002	523	680	590	613
2001	536	559	572	523
Inventories:
2003	$1,700	$1,371	$1,653	$1,418
2002	1,479	1,108	887	1,700
2001	1,404	692	617	1,479

Distribuidora Comercial Jafra, S.A. de C.V.:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Inventories:
2003	$854	$661	$611	$904
2002	1,057	1,502	1,705	854
2001	894	1,035	872	1,057

Jafra Cosmetics International, S.A. de C.V. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2003	$7,161	$7,601	$7,775	$6,987
2002	4,952	11,033	8,824	7,161
2001	2,117	7,681	4,846	4,952

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of management, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2003, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2003, these controls and procedures are effective to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Significant Employees of the Company

      The names, ages and positions of the executive officers, significant employees and directors of the Company are set forth below.

Name	Age	Position

Ronald B. Clark	68	Chairman and Chief Executive Officer; Director
Gonzalo R. Rubio	60	President and Chief Operating Officer; Director
Ralph S. Mason, III	53	Vice Chairman, Executive Vice President and General Counsel
Michael A. DiGregorio	49	Senior Vice President and Chief Financial Officer
Alan Fearnley	53	Senior Vice President of Strategic Planning and Business Development
Eugenio Lopez Barrios	62	President of Mexican Operations
Jose Luis Peco	59	President of European Operations
Beatriz Gutai	44	President of U.S. — Hispanic Division
Dyan Lucero	54	President of U.S. — General Division
Donald J. Gogel	54	Director
Steven D. Goldstein	52	Director
Thomas E. Ireland	54	Director
Siri Marshall	55	Director
David A. Novak	35	Director
Ann Reese	50	Director
Edward H. Rensi	59	Director
Kenneth D. Taylor	69	Director

      None of the Company’s officers has any family relationship with any director or other officer. “Family relationship” for this purpose means any relationship by blood, marriage or adoption, not more remote than first cousin.

      Messrs. Clark and Rubio were nominated to serve as directors and are serving in such capacity pursuant to their respective employment agreements. Messrs. Gogel, Ireland and Novak are principals of entities affiliated with Clayton, Dubilier & Rice Fund V Limited Partnership, the largest stockholder of Jafra. Pursuant to a stock subscription agreement between CDRJ and CD&R Fund V, under which CD&R Fund V acquired its shares of CDRJ common stock, CD&R Fund V may designate members of Jafra’s board of directors. Messrs. Gogel, Ireland and Novak serve as members of the board pursuant to CD&R Fund V’s authority under the stock subscription agreement. See “Certain Relationships and Related Party Transactions — Stock Subscription Agreement”. Other than as described above, none of the Company’s directors are currently serving as such pursuant to an arrangement or understanding between such director and any other person or entity.

      The business experience during the past five years of each of the directors and executive officers listed above is as follows:

      Ronald B. Clark has served as a director and the Chairman and Chief Executive Officer since joining Jafra in May 1998. From 1997 to 1998, Mr. Clark served as President of Richmont Europe (Mary Kay Holding Company). Mr. Clark joined Mary Kay in 1992 as President, Mary Kay Europe in 1992. Before joining Mary Kay, Mr. Clark spent 2 years as Executive Vice President of Primerica Corp., 4 years as President of Jafra Cosmetics International, Inc., and 6 years as Vice President of Avon Products, Inc. He joined Avon Products, Inc. in 1959.

      Gonzalo R. Rubio has served as a director and the President and Chief Operating Officer since joining Jafra in May 1998. From 1992 to 1997, Mr. Rubio served first as an Area Vice President and later President of the European operations of Mary Kay Inc. Before joining Mary Kay, Mr. Rubio was employed by Avon Products Inc., where he spent five years as Area Director for Europe, two years as International Operations Director and five years as Area Director for Latin America. He joined Avon Products Inc. in 1970.

      Ralph S. Mason, III has served as the Company’s Vice Chairman, Executive Vice President and General Counsel since joining Jafra in May 1998. Prior to that, Mr. Mason was the senior and founding partner at Mason, Taylor & Colicchio, a law firm in Princeton, New Jersey, which he joined in 1990. Prior to founding Mason, Taylor & Colicchio, Mr. Mason spent 13 years practicing law in New York and New Jersey.

      Michael A. DiGregorio has served as Senior Vice President and Chief Financial Officer of Jafra since June of 1999. In his nine years with Jafra, his previous responsibilities included Financial Director and General Manager of Jafra Mexico and President of U.S. Operations. In addition, Mr. DiGregorio has been the CFO of two other public companies: Atlantis Plastics, where he was CFO from 1993 to 1995, and The Wackenhut Corporation, where he was CFO from 1990 to 1993. Between 1978 and 1998, Mr. DiGregorio spent a total of 14 years with the Gillette Company.

      Alan Fearnley has served as Senior Vice President of Strategic Planning and Business Development of Jafra since July of 2001. From 1998 to 2001, Mr. Fearnley served as Senior Vice President of Global Marketing of Jafra. From 1997 to 1998, Mr. Fearnley served as Vice President of Marketing for Dermalogica. Prior to that, Mr. Fearnley took a year’s sabbatical to attend the Sloan Fellowship Masters Program at the London Business School. During this sabbatical, Mr. Fearnley also served as a consultant to various companies. Before attending the Sloan Fellowship program, Mr. Fearnley spent eight years with The Gillette Company, where he held a variety of managerial and executive positions within Jafra Cosmetics International. From 1975 through 1986, Mr. Fearnley worked for Avon Cosmetics in its European headquarters.

      Eugenio Lopez Barrios has served as President of Mexican Operations since joining Jafra in June 1998. Prior to joining Jafra, Mr. Barrios was President of Mary Kay Mexico from 1993 to 1998. Before joining Mary Kay, Mr. Barrios spent 33 years with Avon Products Inc., where he served from 1959 to 1989 starting in many different positions and ending as Vice President of Sales of Avon Mexico and from 1991 to 1993 as Managing Director of Avon Ecuador.

      Jose Luis Peco has served as President of European Operations of Jafra since joining Jafra in June 1998. Prior to joining Jafra, Mr. Peco spent five years with Mary Kay Cosmetics, where he served as Vice President of European Operations and as President of Mary Kay Cosmetics — Iberia. Before joining Mary Kay, Mr. Peco spent 22 years at Avon Products Inc., where he held a variety of managerial positions in Europe.

      Beatriz Gutai has served as President or General Manager of the Hispanic Division of United States Operations of Jafra since September of 2000. Prior to that time, Ms. Gutai served as Vice President of Sales for the Hispanic Division and in various positions in sales management, programs, and events since joining Jafra in 1982.

      Dyan Lucero has served as President or General Manager of the General Division of United States Operations of Jafra since September of 2000. Prior to that time, Ms. Lucero served as Vice President of Sales for the General Division and in various positions in sales management and business development since joining Jafra in 1972.

      Donald J. Gogel has been a director of Jafra since January 1998. Since 1998, Mr. Gogel has served as Chief Executive Officer of CD&R; since prior to 1997 he has served as President and a director of CD&R and since 1989 he has been a principal of CD&R. Mr. Gogel is also a limited partner of CD&R Associates V Limited Partnership (“Associates V”), the general partner of CD&R Fund V, and President and Chief Executive Officer and a shareholder and director of CD&R Investment Associates II, Inc. (“Investment Associates II”), a Cayman Islands exempted company that is the managing general partner of Associates V. Mr. Gogel is a director of Global Decisions Group, LLC, a limited liability company in which an investment fund managed by CD&R has an investment, and Turbochef, Inc. Mr. Gogel serves as a member of the compensation committee of the board of directors of Turbochef, Inc.

      Steven D. Goldstein has been a director of Jafra since July 1998. Since February of 1998, Mr. Goldstein has served as President and Chief Executive Officer of Chaycon Inc. From November of 2000 to July of 2001, Mr. Goldstein served as Chairman and Chief Executive Officer of More Benefits, Corp. From December 1997 to November of 2000, Mr. Goldstein served as Chairman and Chief Executive Officer of Invenet, LLC. Prior to joining Invenet, LLC, Mr. Goldstein was employed as President, Credit of Sears, Roebuck & Co. Prior to 1997, Mr. Goldstein was employed by American Express Co., serving most recently as the Chairman and Chief Executive Officer of American Express Bank.

      Thomas E. Ireland has been a director of Jafra since March 1998 and is a principal of CD&R, a limited partner of Associates V and a shareholder and a director of Investment Associates II. Before joining CD&R in 1997, Mr. Ireland served as a senior managing director of Alvarez & Marsal, Inc. Mr. Ireland also serves on the board of directors of the Maine Coast Heritage Trust. Mr. Ireland is a director of Remington Arms Company, Inc. and its parent RACI Holding, Inc., a corporation in which an investment fund managed by CD&R has an investment.

      Siri Marshall has been a director of Jafra since July 1999. Ms. Marshall has been employed by General Mills since prior to 1997 and currently serves as its Senior Vice President, Corporate Affairs and General Counsel and Secretary. She is also a director of Snack Ventures Europe, a joint venture between General Mills and PepsiCo.

      David A. Novak has been a director of Jafra since January 1998. Mr. Novak is a principal of CD&R, a limited partner of Associates V, and a shareholder and a director of Investment Associates II. Prior to joining CD&R in 1997, Mr. Novak worked in the Private Equity and Investment Banking Divisions of Morgan Stanley & Co. Incorporated and for the Central European Development Corporation. Mr. Novak also serves on the board of directors of Italtel Holdings.

      Ann Reese has been a director of Jafra since July 1998. Ms. Reese has been the Executive Director of the Center for Adoption Policy Studies since October 2001. From 1999 to December 2000, Ms. Reese was a professional employee of CD&R. From prior to 1997 to March 1998, Ms. Reese was Chief Financial Officer of ITT Corp., a company in the hotel and gaming businesses and previously in insurance and manufacturing. Ms. Reese also serves on the board of Xerox, Kmart Holdings and Jones Apparel Group.

      Edward H. Rensi has been a director of Jafra since July 1998. Before the prior five years, Mr. Rensi has been employed by McDonalds Corp. USA, serving most recently as President and Chief Executive Officer.

Mr. Rensi also serves as a director of Snap-On Inc. and I.S.C. Corporation, and serves as a member of the compensation committee of the board of directors of Snap-On Inc. and I.S.C. Corporation.

      Kenneth D. Taylor has been a director of Jafra since July 1998 and has been the Chairman of Global Public Affairs, Inc. since prior to 1997. Mr. Taylor has been a self-employed consultant since January, 1994.

      At present, all directors will hold office until their successors are elected and qualified, or until their earlier removal or resignation.

Corporate Governance

      The Company has not yet adopted a written code of ethics. The Company intends to adopt a written code of ethics when required by law. The Company’s ultimate parent is currently controlled by a single shareholder, CD&R Fund V Limited Partnership, which owns most of the Company’s ultimate parent outstanding equity securities. Three principals of CD&R Fund V Limited Partnership currently serve as members of the Company’s board of directors. For these reasons, the Company has concluded that there is currently no need for the Company to have a written code of ethics.

      The Company’s Audit Committee consists of Steven D. Goldstein, David A. Novak, Ann Reese and Edward H. Rensi. Because the Company does not currently have outstanding equity securities listed on an exchange or automated quotation system, it is not required to have designated an audit committee financial expert. Therefore, the Company has not made an assessment as to whether any member of the Audit Committee qualifies as a financial expert.

Item 11.	Executive Compensation

Compensation Of Executive Officers

      The following table sets forth the compensation earned by the Company’s Chief Executive Officer and the four additional most highly compensated executive officers of the Company (each, a “named executive officer”) for each of the last three fiscal years.

Summary Compensation Table

				All Other
				Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(2)	($)(3)

Ronald B. Clark	2003	$699,386	$3,220,264	$34,969
Chairman and Chief	2002	674,848	370,319	53,184
Executive Officer	2001	648,729	391,872	43,691
Gonzalo R. Rubio	2003	582,807	3,149,620	44,570
President and Chief	2002	562,358	308,591	44,446
Operating Officer	2001	540,555	326,550	36,408
Ralph S. Mason, III	2003	524,556	2,618,504	—
Vice Chairman, Executive	2002	506,148	277,746	6,616
Vice President and General Counsel	2001	486,557	293,910	6,554
Jaime Lopez Guirao(1)	2003	523,503	1,201,752	78,000
President of Global Operations	2002	505,135	277,190	64,757
	2001	484,202	293,322	56,434
Michael A. DiGregorio	2003	397,223	1,041,477	32,404
Senior Vice President and Chief	2002	337,465	185,182	35,714
Financial Officer	2001	323,877	163,300	27,432

(1)	Mr. Guirao’s employment with the Company terminated effective March 6, 2004.

(2)	2003 bonus includes special one-time bonus payments to option holders in connection with the Recapitalization.

(3)	Amounts shown in this column constitute the Company’s contributions under its 401(k) and Supplemental Savings Plans and, in the case of Mr. DiGregorio and Mr. Guirao, reimbursement of certain automobile expenses.

FISCAL YEAR-END OPTION VALUE TABLE

      The following table sets forth information for each named executive officer with regard to the aggregate value of options held as of December 31, 2003. These options were granted to the named executive officer pursuant to the Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan. No options were exercised by such named executive officers during the year ended December 31, 2003.

	Number of
	Securities Underlying		Value of Unexercised
	Unexercised Options		In-the-Money Options at
	at December 31, 2003(#)		December 31, 2003($)(1)(2)

Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald B. Clark	14,839	3,489	1,893,309	445,162
Gonzalo R. Rubio	14,839	3,489	1,893,309	445,162
Ralph S. Mason, III	11,769	2,767	1,501,607	145,835
Jaime Lopez Guirao	4,857	1,143	619,705	145,835
Michael A. DiGregorio	3,807	933	442,152	107,147

(1)	Pursuant to the Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, options generally become vested and exercisable in the ordinary course either on the basis of (i) continued service with the Company or (ii) continued service and the financial performance of the Company. Upon the occurrence of a change of control of the Company, all options that vest on the basis of continued service with the Company which have not vested as of the date of the change of control and a percentage of the options that vest on the basis of continued service and the financial performance of the Company which have not vested as of the date of the change of control, will vest.

(2)	Calculated based on a per share price of CDRJ Common Stock of $167.50, the estimated fair market value, less the per share exercise price.

      No options were granted to the named executive officers (or otherwise) during the year ended December 31, 2003.

Compensation Of Directors

      During 2003, each of the Company’s non-employee and non-CD&R directors received a retainer of $40,000 for serving on the Board of Directors of the Company and was reimbursed for his or her out-of-pocket expenses incurred in connection with attending board meetings. In addition, during 2003, each non-employee and non-CD&R director also received a one time special bonus of $50,000 as an acknowledgment of his or her efforts in connection with the Recapitalization. Members of the Board did not receive any additional compensation for their services in such capacity. The Company pays no additional remuneration to officers of the Company or the principals or employees of CD&R for serving as directors.

Employment Agreements

      CDRJ and JCI have entered into employment agreements with each of the named executive officers. The employment agreements have a continuous “rolling” term of two years. Pursuant to their respective agreements, as of their 2003 anniversary dates, Messrs. Clark, Rubio, Mason, Guirao and DiGregorio receive annual base salaries of $706,350, $588,610, $529,780, $528,715 and $425,000, respectively. Under the employment agreements, the board will review the base salary annually and, in its sole discretion, may increase (but not decrease) such base salary from time to time based upon, among other things, the performance of the executive and prevailing industry salary levels; provided that the executives’ base salary will be automatically increased on each anniversary date by an amount equal to the average increase in the consumer price index during the immediately preceding twelve month period, as reported in the Wall Street Journal. The employment agreements provide for a target annual bonus equal to 60% of annual base salary (50%, in the case of Mr. DiGregorio) if the Company achieves the performance goals established under its annual incentive plan for executives. The executives may receive a larger bonus if such goals are exceeded. The employment agreements further provide that if the Company terminates any such named executive officer’s employment without “cause” (as defined in the employment agreement) or any such executive terminates his employment for “good reason” (as so defined), the officer will be entitled to continued payments of his base salary for the remaining term of his employment agreement and to payment of a pro rata annual bonus for the year of termination provided that the Company achieve the performance objectives established under the Company’s annual incentive plan applicable for such year. Each of the employment agreements also contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation. The employment agreements for Messrs. Clark and Rubio each provide that the Company will use its reasonable best efforts to cause each such executive to be nominated and elected to serve as a member of the Company’s board of directors during his term of employment. If the Company does not submit Mr. Clark’s or Mr. Rubio’s name to the Company’s shareholders for election to the board of directors, or if the Company otherwise fails to meet its obligation, both Messrs. Clark and Rubio will be entitled to terminate their employment for “good reason” pursuant to their employment agreements. Parent has assumed all of the obligations of CDRJ under the Company’s employment agreements with the named executive officers.

      In February 2004, Mr DiGregorio’s employment agreement was amended to increase his target annual bonus to 60% of his annual base salary if the Company achieves the performance goals established under its annual incentive plan for executives.

Separation Agreement

      On March 2, 2004, the Company entered into a separation agreement with Mr. Guirao pursuant to which Mr. Guirao provided the Company with a general release of claims in exchange for certain severance benefits Mr. Guirao is entitled to receive under the terms of his employment agreement. In addition, Mr. Guirao’s separation agreement provides for Mr. Guirao to receive a lump sum cash payment of $100,000 payable as soon as practicable following the date of his termination of employment. As soon as practicable following the 90th day after the execution of the separation agreement, Mr. Guirao will become entitled to receive an additional lump sum cash payment of $100,000; provided that the transfer of the Company’s arrangements for manufacturing at its facility in Naucalpan, Mexico are completed prior to such date. Mr. Guirao’s separation agreement also provides that he will continue to be bound by the restrictive covenants contained in his employment agreement in accordance with the terms and conditions of the applicable sections of his employment agreement.

Compensation Committee Interlocks And Insider Participation

      The Board of Directors of the Company established a Compensation Committee to review all compensation arrangements for executive officers of the Company. During 2003, the individuals serving on the Compensation Committee were Mr. Taylor, Mr. Ireland and Ms. Marshall.

      Mr. Ireland is a principal of CD&R, a limited partner of Associates V (the general partner of CD&R Fund V) and a shareholder and a director of Investment Associates II (a general partner of Associates). Pursuant to a consulting agreement entered into following the Acquisition, CD&R receives a fee for advisory, management consulting and monitoring services to the Company. As a result of an amendment effective January 1, 2001 the annual fee received by CD&R was $1,000,000 for the years ended December 31, 2003, 2002 and 2001. The amendment provides for an annual fee for ongoing services provided to the Company. As required by the terms of the Company’s lending arrangements, such fees were determined by arm’s-length negotiation and are believed by the Company to be reasonable. In addition, the amendment adds to CD&R’s services under the agreement financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the Company’s board of directors who are not employees of the Company, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in the Company or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. Parent has also agreed to indemnify the members of the board employed by CD&R and CD&R against liabilities incurred under securities laws, liabilities to third parties, and liabilities relating to the provision by CD&R of advisory management, consulting and monitoring services.

      Prior to 2000, the Company engaged Guidance Solutions, Inc., a company in which a CD&R fund beneficially owned approximately 27% of the outstanding equity, to develop its e-commerce business. During 2000, the Company paid such entity fees of $1,798,000. The Company terminated this agreement and entered into a settlement and release agreement with Guidance Solutions, Inc. in 2000, pursuant to which Guidance Solutions, Inc. agreed to pay the Company $500,000 in quarterly installments, together with interest at 9.5% per annum through October 2005. The balance was paid in full during fiscal year 2002.

      In connection with the consummation of the Recapitalization, CD&R Fund V received its proportionate share of the aggregate distribution of approximately $169.0 million in cash as a result of its share holdings, which amounted to $145.8 million. No other payments were made to CD&R Fund V or any other CD&R entities in connection with the Recapitalization.

      See Item 13, “Certain Relationships and Related Party Transactions” for additional information regarding the transaction described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Parent owns, indirectly, all of the outstanding capital stock of JCI, Jafra Distribution and Jafra Cosmetics S.A. The Parent is a wholly-owned subsidiary of CDRJ North Atlantic (Lux) S.àr.l, which is a wholly-owed subsidiary of CDRJ Investments (Lux) S.A. (“CDRJ”). The table below sets forth, as of March 15, 2004, the owners of 5% or more of CDRJ’s Common Stock and the ownership of CDRJ Common Stock by the directors and each named executive officer, as well as by all directors and named executive officers of the Company as a group.

	Number of	Percent of
Name and Address of Beneficial Owner(1)	Shares(2)	Class(3)

Clayton, Dubilier & Rice Fund V Limited Partnership(4)	769,600	92.51
Donald J. Gogel(5)	—	—
Steven D. Goldstein	2,000	*
Thomas E. Ireland(5)	—	—
Siri Marshall	1,667	*
David A. Novak(5)	—	—
Ann Reese	2,500	*
Edward H. Rensi	2,500	*
Kenneth D. Taylor	500	*
Ronald B. Clark(6)	24,003	2.83
Gonzalo R. Rubio(7)	24,003	2.83
Ralph S. Mason, III(8)	19,037	2.26
Jaime Lopez Guirao(9)	7,857	*
Michael A. DiGregorio(10)	5,217	*
All directors and named executive officers as a group (13 persons)(11)	89,284	10.12

The symbol “*” denotes less than 1 percent.

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has the right to acquire beneficial ownership of within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. Each of such stockholders has sole voting and investment power as to the shares unless otherwise noted.

(2)	Represents shares of common stock beneficially owned on March 15, 2004. Unless otherwise noted, each person has sole voting and investment power with respect to such shares.

(3)	Based upon 831,888 shares of common stock outstanding as of March 15, 2004.

(4)	CD&R Associates V Limited Partnership, a Cayman Islands exempted limited partnership, is the general partner of Clayton, Dubilier & Rice Fund V Limited Partnership and has the power to direct Clayton, Dubilier & Rice Fund V Limited Partnership as to the voting and disposition of shares held by Clayton, Dubilier & Rice Fund V Limited Partnership. CD&R Investment Associates II, Inc., a Cayman Island exempted company, is the managing general partner of CD&R Associates V Limited Partnership and has the power to direct CD&R Associates V Limited Partnership as to its direction of Clayton, Dubilier & Rice Fund V Limited Partnership’s voting and disposition of the shares held by Clayton, Dubilier & Rice Fund V Limited Partnership. No one natural person has ultimate direct or indirect control with respect to the voting and disposition of shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. Rather, in accordance with the Articles of Association of CD&R Investment Associates II, Inc. decisions regarding the voting and disposition of such shares are required to be taken by at least a majority of the directors of CD&R Investment Associates II, Inc. The names of the directors of CD&R Investment Associates II, Inc. are B. Charles Ames, Michael G.

Barbiarz, Kevin J. Conway, Bruno M. Deschamps, Donald J. Gogel, Thomas E. Ireland, Ned C. Lautenbach, David A. Novak, Roberto Quarta, Joseph L. Rice, III, James W. Rogers, Richard J. Schnall, George W. Tamke, and David H. Wasserman, each of whom is also a principal of Clayton, Dubilier & Rice, Inc. Each of the directors of CD&R Investment Associates II, Inc. may be deemed to have beneficial ownership of the shares owned of record by CD&R Fund V Limited Partnership. However, each of the directors of CD&R Investment Associates II, Inc. expressly disclaims beneficial ownership of the shares owned by CD&R Fund V Limited Partnership. Each of CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. expressly disclaims beneficial ownership of the shares owned by Clayton, Dubilier & Rice Fund V Limited Partnership. The business address for each of Clayton, Dubilier & Rice Fund V Limited Partnership, CD&R Associates V Limited Partnership and CD&R Investment Associates II, Inc. is 1403 Foulk Road, Suite 106, Wilmington, Delaware 19803. Three of the Company’s directors, Donald J. Gogel, Thomas E. Ireland and David A. Novak, are principals of entities affiliated with Clayton, Dubilier & Rice Fund V Limited Partnership. See “Certain Relationships and Related Transactions — Investment Funds Managed by Clayton, Dubilier & Rice, Inc.” for a description of relationships and transactions with Clayton, Dubilier & Rice Fund V Limited Partnership and its affiliates and associates.

(5)	Does not include shares owned by CD&R Fund V. Messrs. Gogel, Ireland and Novak may be deemed to have beneficial ownership of the shares owned of record by CD&R Fund V Limited Partnership by virtue of their shared voting and investment power in their capacity as directors of CD&R Investment Associates II, Inc., the managing general partner of CD&R Associates V Limited Partnership. However, each of Messrs. Gogel, Ireland and Novak expressly disclaims beneficial ownership of the shares owned by CD&R Fund V Limited Partnership.

(6)	Includes 14,839 shares as to which Mr. Clark has a right to acquire through the exercise of stock options.

(7)	Includes 14,839 shares as to which Mr. Rubio has a right to acquire through the exercise of stock options.

(8)	Includes 11,769 shares as to which Mr. Mason has a right to acquire through the exercise of stock options.

(9)	Includes 4,857 shares as to which Mr. Guirao has a right to acquire through the exercise of stock options.

(10)	Includes 3,807 shares as to which Mr. DiGregorio has a right to acquire through the exercise of stock options, and excludes 960 shares held by the trustee of subtrusts established for the benefit of Mr. DiGregorio’s children.

(11)	Includes 50,111 shares which the named executive officers as a group have a right to acquire through the exercise of stock options and excludes 960 shares held by trustee of subtrusts established for the benefit of Mr. DiGregorio’s children.

Equity Compensation Plan Information

      The following table sets forth information, as of the fiscal year ended December 31, 2003, concerning compensation plans (including individual compensation arrangements) under which CDRJ’s equity securities are authorized for issuance, aggregated as follow:

(c)
	(a)	(b)	Number of Securities
	Number of Securities	Weighted-Average	Remaining for Available
	to be Issued	Exercise Price	for Future Issuance Under
	Upon Exercise of	of Outstanding	Equity Compensation
	Outstanding Options,	Options, Warrants	Plans (excluding securities
Plan Category	Warrants and Rights	and Rights	reflected in column (a))

Equity compensation plans approved by security holders	77,169	$	27,113
Equity compensation plans not approved by security holders	—	—	—
Total	77,169		27,113

Item 13.	Certain Relationships and Related Transactions

The May 2003 Recapitalization

      In May 2003, the Company entered into a series of transactions to refinance existing indebtedness, to provide funds for certain internal reorganizations and to finance distributions to equity holders. As part of these transactions, the Company took or caused to be taken the following steps:

•	Parent was formed as a subsidiary of North Atlantic to act as its intermediate holding company of JCI, Jafra Cosmetics S.A. and its other businesses.

•	Jafra Distribution was formed as an affiliate of Jafra Cosmetics S.A. and an indirect wholly-owned subsidiary of Parent, to operate its distribution business in Mexico and to act as the Mexican borrower under its new senior credit facilities and the issuer of the Mexican portion of its senior subordinated notes.

•	JCI and Jafra Distribution entered into new senior credit facilities, consisting of a $50.0 million senior secured term loan facility and a $40.0 million senior secured revolving credit facility, and borrowed the full amount of the term loan.

•	Jafra Distribution and JCI issued 10 3/4% Senior Subordinated Notes due 2011, or “10 3/4% Notes”, in the respective aggregate principal amounts of $120 million and $80 million and used a portion of the proceeds from such borrowing, together with the term loan, to repay the outstanding indebtedness of JCI and Jafra Cosmetics S.A. and to consummate other corporate restructuring transactions.

•	JCI and Jafra Cosmetics S.A. made compensating payments in an aggregate amount of approximately $10.4 million to holders of options to acquire the capital stock of CDRJ and, through a series of inter-company transactions, the remaining proceeds from the issuance of the 10 3/4% Notes and borrowings under its senior credit facilities were paid and distributed to CDRJ.

•	CDRJ then commenced liquidation proceedings and made an initial liquidating distribution to its shareholders of approximately $157.6 million in cash, of which approximately $7.2 million was paid to executive officers, and approximately $145.8 million was paid to CD&R Fund V, each in their respective capacities as shareholders.

      The shareholders of CDRJ will receive one share of North Atlantic common stock in exchange for each share of CDRJ held at the time of the consummation of the liquidation. A total of 831,888 shares of North Atlantic common stock will be issued to the current shareholders of CDRJ. Further, upon the consummation of the liquidation, each of the outstanding options to acquire the capital stock of CDRJ will be converted on a one-for-one basis into options to acquire capital stock of North Atlantic. While these options will generally continue to be governed by the same terms and conditions as prior to the liquidation, the exercise prices of the outstanding options have been adjusted downward such that the ratio of the original exercise price per share of the options to the market value per share immediately following the May 2003 recapitalization transactions described above (as determined by a special subcommittee of the Company’s board of directors) is identical to the ratio of the original exercise price per share of the options to the market value per share of the stock of CDRJ Investments (Lux) S.A. immediately prior to the commencement of the liquidation process (as determined by a special subcommittee of the Company’s board of directors). As a result of these adjustments, the exercise prices of the outstanding options were reduced from $100, $150 and $210 per share to $39.91, $59.86 and $83.80 per share, respectively. Upon completion of the liquidation, North Atlantic will assume all of the outstanding options to purchase shares of CDRJ.

Investment Funds Managed by Clayton, Dubilier & Rice, Inc.

      Overview. CD&R Fund V, which is the largest stockholder of CDRJ, is a private investment fund managed by CD&R. Amounts contributed to CD&R Fund V by its limited partners are invested at the discretion of the general partner in equity or equity-related securities of entities formed to effect leveraged buy-out transactions and in the equity of corporations where the infusion of capital, coupled with the provision of managerial assistance by CD&R, can be expected to generate returns on investments comparable to returns historically achieved in leveraged buyout transactions. The general partner of CD&R Fund V is Associates V, and the general partners of Associates V are Investment Associates II, CD&R Investment Associates, Inc. and CD&R Cayman Investment Associates, Inc. Each of Mr. Gogel, who is President, Chief Executive Officer and a director of CD&R; President, Chief Executive Officer, and a shareholder and a director of Investment Associates II; and a limited partner of Associates V, Mr. Ireland, who is a principal of CD&R, a limited partner of Associates V and a shareholder and a director of Investment Associates II, and Mr. Novak, who is a principal of CD&R, a limited partner of Associates V, and a shareholder and a director of Investment Associates II, is a director of CDRJ. See Item 10 “Directors, Executive Officers and Significant Employees of the Company.”

      CD&R is a private investment firm that is organized as a Delaware corporation. CD&R is the manager of a series of investment funds, including CD&R Fund V. CD&R generally assists in structuring, arranging financing for and negotiating the transactions in which the funds it manages invest. After the consummation of such transactions, CD&R generally provides advisory, management consulting and monitoring services to the companies in which its investment funds have invested during the period of such funds’ investments.

      Consulting Agreement. Pursuant to a consulting agreement entered into at the closing of the acquisition of the Company by CD&R Fund V, until the earliest to occur of the tenth anniversary of such acquisition, the date on which CD&R Fund V no longer has an investment in the Company or the termination by either party with 30 days’ notice, CD&R will receive an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Jafra group. Such services include, among others, helping the Company to establish effective banking, legal and other business relationships and assisting management in developing and implementing strategies for improving the operational, marketing and financial performance of the Jafra group. The annual fee received by CD&R was $400,000 for the year ended December 31, 2000. As of January 1, 2001, the annual fee was increased to $1.0 million based on an amendment to the consulting agreement. The annual fee received by CD&R for each of the years ended December 31, 2001, 2002 and 2003 was $1.0 million. In addition, the amendment adds to CD&R’s services provided to the Jafra group under the agreement, financial advisory, investment banking and similar services with respect to future proposals for an acquisition, merger, recapitalization, or other similar transaction directly or indirectly involving the Company or any of its subsidiaries. The fee for such additional services in connection with future transactions would be an amount equal to 1% of the transaction value for the transaction to which such fee relates. Such transaction fees may be increased upon approval of a majority of the members of the board of directors who are not employees of the Jafra group, CD&R or any affiliate of CD&R. The amendment also provides that if any employee of CD&R is appointed to an executive management position (or a position of comparable responsibility) in Jafra or any of its subsidiaries, the annual fee will be increased by an amount to be determined by CD&R, the amount of such increase not to exceed 100% of the existing annual fee in effect at that time. The Company has also agreed to indemnify the members of the board employed by CD&R and CD&R against liabilities incurred under securities laws, liabilities to third parties, and liabilities relating to the provision by CD&R of advisory management, consulting and monitoring services.

      In connection with the liquidation of CDRJ, Parent assumed the payment obligations of CDRJ Investments (Lux) S.A. under the consulting agreement.

      Indemnification Agreement. CD&R, CD&R Fund V and CDRJ entered into an indemnification agreement, pursuant to which CDRJ has agreed to indemnify the members of its board of directors, as well as CD&R, CD&R Fund V, Associates V, Investment Associates II and certain of their members, partners, associates and affiliates to the fullest extent allowable under applicable law and to indemnify such persons against any suits, claims, damages or expenses which may be made against or incurred by them under applicable securities laws in connection with offerings of securities of Jafra, liabilities to third parties arising out of any action or failure to act by Jafra, and, except in cases of gross negligence or intentional misconduct, the provision by CD&R of advisory, management consulting and monitoring services.

      In connection with the liquidation of CDRJ, Parent assumed the obligations of CDRJ under the indemnification agreements.

      Stock Subscription Agreement. CD&R Fund V owns 769,600 shares of the Company’s common stock, which it purchased for an aggregate purchase price of $76,960,000 pursuant to a Stock Subscription Agreement, dated as of April 30, 1998. Pursuant to that agreement, CD&R Fund V may designate all of the members of the board of directors. CD&R Fund V is also entitled to consult with the Company with respect to its operations at any time, to have observers attend meetings of the Company’s board of directors and those of its subsidiaries, and to receive all our quarterly and annual financial reports and budgets, as well as other documents. In addition, the stock subscription agreement imposes certain restrictions on the transfer of the shares of the Company’s common stock owned by CD&R Fund V. The director designation, consultation, observation and inspection and access rights of CD&R Fund V terminate following a public offering of the Company’s common stock.

      The Company has not adopted formal procedures to specifically protect the interests of its minority stockholders in relation to future transactions with its principal stockholders. However, its board of directors has adopted corporate governance guidelines, which require each director to avoid taking actions or having interests that might result in a conflict of interest with the Company’s interests. Each director is required to ethically handle all actual or apparent conflicts of interest between personal and professional relationships, including promptly informing the corporate secretary if such a conflict arises and recusing himself or herself from any discussion or decision affecting his or her personal interests. Accordingly, the Company’s directors who are employees of Clayton, Dubilier & Rice Inc., will be required to recuse themselves from any discussion or decision regarding any transaction with the Company’s principal stockholders. These guidelines do not, by themselves, prohibit transactions with the Company’s principal stockholders.

Agreements with Management

      Separation Agreement. On March 2, 2004, the Company entered into a separation agreement with Mr. Guirao pursuant to which Mr. Guirao provided the Company with a general release of claims in exchange for certain severance benefits Mr. Guirao is entitled to receive under the terms of his employment agreement. In addition, Mr. Guirao’s separation agreement provides for Mr. Guirao to receive a lump sum cash payment of $100,000 payable as soon as practicable following the date of his termination of employment. As soon as practicable following the 90th day after the execution of the separation agreement, Mr. Guirao will become entitled to receive an additional lump sum cash payment of $100,000; provided that the transfer of the Company’s arrangements for manufacturing at its facility in Naucalpan, Mexico are completed prior to such date. Mr. Guirao’s separation agreement also provides that he will continue to be bound by the restrictive covenants contained in his employment agreement in accordance with the terms and conditions of the applicable sections of his employment agreement.

      Management Stock Subscription Agreements. CDRJ has entered into management stock subscription agreements with each of its management shareholders. Under the management stock subscription agreements, the Company has the right to repurchase the shares of any terminated employee within certain time periods following the effective date of such employee’s termination. Further, participants are not permitted to transfer shares purchased at any time before an underwritten public offering of its common stock, led by at least one underwriter of nationally recognized standing except under limited circumstances. In addition, any sale or other disposition must also be made in compliance with any applicable state and foreign securities laws. Further, if CDRJ files a registration statement under the Securities Act with respect to an underwritten public offering of the common stock, participants may not sell or distribute any shares of common stock to the public during the 20 days before and the 180 days after the effective date of the registration statement, other than as part of the public offering. The restrictions on transfer and the repurchase rights will not continue following a public offering of CDRJ’s common stock. In connection with the liquidation of CDRJ, North Atlantic assumed the obligations of CDRJ under the management stock subscription agreements.

      In February 2004, in accordance with the terms of the management stock subscription agreement entered into between CDRJ and Ademar Serodio, a former member of management, North Atlantic repurchased all of Mr. Serodio’s common stock, consisting of 3,476 shares for $535,304. Simultaneously, JCI repurchased Mr. Serodio’s 5,463 vested stock options for $382,410 in accordance with the terms of the management stock option agreement between JCI and Mr. Serodio.

      Parent is acting as liquidator of CDRJ. In that capacity, Parent will assume all of CDRJ’s contingent and unknown liabilities that are not satisfied in liquidation.

      Management Loans. Certain members of management, including named executive officers, financed a portion of the cash purchase price of the shares of common stock they acquired through loans from the Chase Manhattan Bank on market terms. To help members of management obtain such terms for such financing, CDRJ. fully and unconditionally guaranteed up to 75% of the purchase price for the shares of common stock purchased by each such member of management. CDRJ guaranteed loans for $687,300, $687,300, $545,100, $225,000, $230,000, and $129,850 extended to Messrs. Clark, Rubio, Mason, Guirao, DiGregorio, and Peco respectively. In connection with the Company’s May 2003 recapitalization, management repaid these loans in full.

Other Arrangements

      Prior to 2000, Jafra engaged Guidance Solutions, Inc., an entity, in which a CD&R fund beneficially owned approximately 27% of the outstanding equity, to develop its e-commerce business. During 2000, Jafra paid such entity fees of $1,798,000. Jafra terminated this agreement in 2000 and entered into a settlement and release agreement with Guidance Solutions, Inc. in 2000, pursuant to which Guidance Solutions, Inc. agreed to pay Jafra $500,000 in quarterly installments, together with interest at 9.5% per annum through October 2005. The balance was paid in full during the 2002 fiscal year.

Registration and Participation Agreement.

      Each holder of shares of the Company’s common stock and options to purchase shares of its common stock, including executive officers and key employees, are entitled to the following registration rights for the shares of common stock held by them or issuable upon exercise of options to purchase the Company’s common stock under a Registration and Participation Agreement, dated as of May 20, 2003, among North Atlantic, Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto, as amended:

•	holders constituting, at any time prior to an initial public offering of the Company’s common stock, at least 50% and thereafter, at least 20%, of the total shares of these registrable securities may request that the Company use its best efforts to register such securities for public resale, and

•	if the Company registers any common stock at any time, either for its account or for the account of any stockholder, including in connection with this offering, the holders of registrable securities are entitled to request that the Company use its best efforts to include the number of their shares of common stock, which in the opinion of the underwriters, can be sold.

      In most cases, the Company will bear all registration expenses (other than underwriting discounts), including the fees and expenses of counsel to the selling stockholders. Because only Clayton, Dubilier & Rice Fund V Limited Partnership holds more than 50% of its outstanding common stock, it is the only shareholder able to initiate the initial registration by itself. Further, members of management generally do not have registration rights under the Registration and Participation Agreement for shares of the Company’s common stock issued upon exercise of options if the Company has registered such shares under the Securities Act.

      Generally, if the Company files a registration statement under the Securities Act with respect to a public offering of its common stock, no holders of securities subject to the Registration and Participation Agreement will be permitted to effect any public sale or distribution of any shares of such stock during the 20 days before and the 180 days after the effective date of the registration statement.

Item 14.	Principal Accounting Fees and Services

      Audit Fees. The Company’s principal accountant, Ernst & Young, LLP, billed approximately $1,059,000 and $622,000 for audit services including the annual audit of the financial statements, the reviews of quarterly reports, statutory reports required internationally and assistance with and review of documents filed with the SEC for 2003 and 2002, respectively.

      Audit-Related Fees. The Company’s principal accountant billed approximately $225,000 for audit-related fees for the year ended December 31, 2003. These fees primarily related to professional services related to due diligence in connection with contemplated transactions not completed.

      Tax Fees. The Company’s principal accountant did not bill any fees for tax compliance, tax advice or tax planning services during the last two fiscal years.

      All Other Fees. The Company’s principal accounting did not bill any fees for other services during the last two fiscal years.

      The Audit Committee regularly reviews and determines whether specific projects or expenditures with the Company’s independent auditors, Ernst & Young LLP and their affiliates, potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by Ernst & Young LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules of the Company on page 52 of this Annual Report on Form 10-K.

      (a)(2) Financial Statement Schedules. Reference is made to the Index to Financial Statements and Financial Statement Schedules of the Company on page 52 of this Annual Report on Form 10-K. See also the following financial statement schedules which should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this
Annual Report
On Form 10-K

Jafra Cosmetics International, Inc.:
Independent Auditors’ Reports	85
Consolidated Balance Sheets as of December 31, 2003 and 2002	87
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	88
Consolidated Statements of Stockholder’s Equity for the years ended December 31, 2003, 2002 and 2001	89
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	90
Notes to Consolidated Financial Statements	91
Distribuidora Comercial Jafra, S.A. de C.V.:
Independent Auditors’ Reports	109
Balance Sheets as of December 31, 2003 and 2002	111
Statements of Operations for the years ended December 31, 2003, 2002 and 2001	112
Statements of Stockholder’s Equity for the years ended December 31, 2003, 2002 and 2001	113
Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	114
Notes to Financial Statements	115
Jafra Cosmetics International, S.A. de C.V.:
Independent Auditors’ Reports	125
Consolidated Balance Sheets as of December 31, 2003 and 2002	127
Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001	128
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	129
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	130
Notes to Consolidated Financial Statements	131
Schedule I — Condensed Financial Information of Registrant	146
Schedule II — Valuation and Qualifying Accounts	148

      (a)(3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K.

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998; previously filed as Exhibit 3.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.2	Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ Acquisition Corporation, dated April 30, 1998; previously filed as Exhibit 3.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.3	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998; previously filed as Exhibit 3.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.4	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Qualifax, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.9	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos y Fragancias, S.A. de C.V., together with an unofficial summary thereof in English; previously filed as Exhibit 3.10 to the CDRJ Investments (Lux) S.A.’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.10	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.; previously filed as Exhibit 3.12 to the CDRJ Investments (Lux) S.A.’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
3.11	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof; previously filed as Exhibit 3.1 to the CDRJ Investments (Lux) S.A.’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.12	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.; previously filed as Exhibit 3.11 to the CDRJ Investments (Lux) S.A.’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.13	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Serviday S.A. de C.V.; previously filed as Exhibit 3.1 to the CDRJ Investments (Lux) S.A.’s Quarterly Report on Form 10-Q for the second quarter ended June, 30, 2001, filed on August 14, 2001, and incorporated herein by reference.
3.14	Deed of Incorporation (acta constitutiva) and current by-laws (estatutos sociales) of Distribuidora Comercial Jafra S.A. de C.V., together with an unofficial summary thereof in English, dated February 26, 2003, previously filed as Exhibit 3.15 to CDRJ Investments (Lux) S.A.’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2003 filed on May 8, 2003 and incorporated herein by reference.
3.15	Articles of Association of Jafra Worldwide Holdings (Lux) S.àr.l., together with an unofficial summary thereof in English, dated February 24, 2003 previously filed as Exhibit 3.16 to CDRJ Investments (Lux) S.A.’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2003 filed on May 8, 2003, and incorporated herein by reference.
3.16	Amendment, dated May 20, 2003 of Jafra Cosmetics International, S.A. de C.V.’s by-laws providing for preferred shares, translation in English; previously filed as Exhibit 3.16 in Amendment No. 1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on August 14, 2003, and incorporated herein by reference.
3.17	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of JafraFin, S.A. de C.V., translation in English; previously filed as Exhibit 3.17 in Amendment No. 1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on August 14, 2003, and incorporated herein by reference.
4.1	Credit Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and Jafra Worldwide Holdings (Lux) S.àr.l., the lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent; previously filed as Exhibit 4.1 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.2	Amendment No. 1, dated as of June 25, 2003, to the Credit Agreement, dated as of May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S. àr.l., and Credit Suisse First Boston.*
4.3	Indemnity, Subrogation and Contribution Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A, de C.V., each Subsidiary of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.2 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.4	JCI Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, Inc. and Credit Suisse First Boston; previously filed as Exhibit 4.3 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.5	DCJ Guarantee Agreement, dated May 20, 2003, between Distribuidora Comercial, Jafra, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.4 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.6	Mexican Subsidiary Guarantee Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., and each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. or Distribuidora Comercial Jafra, S.A. de C.V. listed on Schedule I thereto, and Credit Suisse First Boston; previously filed as Exhibit 4.5 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.7	Parent Guarantee Agreement, dated May 20, 2003, between Jafra Worldwide Holdings (Lux) S.àr.l. and Credit Suisse First Boston; previously filed as Exhibit 4.6 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.8	Mexican Pledge Agreement, dated May 20, 2003, among CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings B.V., CDRJ Mexico Holding Company B.V. and Credit Suisse First Boston; previously filed as Exhibit 4.7 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.9	Pledge Agreement, dated May 20, 2003 among Jafra Cosmetics International, Inc. and each of the subsidiaries of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.8 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.10	Security Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., each subsidiary of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.9 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.11	Mexican Security Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A. de C.V., Dirsamex, S.A. de C.V., Serviday, S.A. de C.V., JafraFin, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., and Cosmeticos y Fragancias, S.A. de C.V., translation in English; previously filed as Exhibit 4.10 in Amendment No. 1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on August 14, 2003, and incorporated herein by reference.
4.12	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated May 19, 2003, from Jafra Cosmetics International, Inc. to TitleServ Agency, Inc., as trustee for the benefit of Credit Suisse First Boston; previously filed as Exhibit 4.11 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.13	Notarial Deed of Pledge, dated May 20, 2003, with respect to the pledge to Credit Suisse First Boston of 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafra Cosmetics International, Inc; previously filed as Exhibit 4.12 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.14	Notarial Deed of Pledge, dated May 20, 2003, with respect to the third party pledge to Credit Suisse First Boston of 40 ordinary shares of the capital stock of CDRJ Latin America Holding Company B.V. by CDRJ North Atlantic (Lux) S.àr.l.; previously filed as Exhibit 4.13 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.15	Indenture, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l, CDRJ Investments (Lux) S.A. and U.S. Bank National Association; previously filed as Exhibit 4.14 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.16	First Supplemental Indenture, dated as of May 20, 2003, by and among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., Dirsamex, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Serviday, S.A. de C.V., Cosmeticos y Fragancias, S.A. de C.V., Jafra Cosmetics S. A. de C.V., JafraFin S.A. de C.V., Jafra Cosmetics International, Inc. and U.S. Bank National Association; previously filed as Exhibit 4.15 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.17	Registration Rights Agreement, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l, CDRJ Investments (Lux) S.A. and the Initial Purchasers; previously filed as Exhibit 4.16 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.18	Form of Global Note; previously filed as Exhibit 4.19 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.1	Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, as adopted September 3, 1998; previously filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.2	CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement; previously filed as Exhibit 10.5 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.3	Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics International, Inc.; previously filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.4	Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto; previously filed as Exhibit 10.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.5	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.6	CDRJ Investments (Lux) S.A. Form of Individual Investor Stock Subscription Agreement; previously filed as Exhibit 10.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.7	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.8	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999; previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.9	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999; by and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).

Exhibit
Number	Description of Document

10.10	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.11	Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 10, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.12	Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June 10, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.13	Sale Agreement, dated as of September 29, 1999, between the Jafra Cosmetics International Inc. and Townsgate Road LLC; previously filed as Exhibit 10.1 to CDRJ Investment (Lux) S.A.’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.
10.14	Sale Agreement, dated as of October 15, 1999, between the Jafra Cosmetics International Inc. and Selvin Properties; previously filed as Exhibit 10.2 to CDRJ Investment (Lux) S.A.’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.
10.15	Trust Agreement dated May 20, 1999, by and between Jafra Cosmetics International, Inc. and Scudder Trust Company; previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
10.16	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan; previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.17	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement, as amended; previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.18	Administrative Services Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.21 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.19	Assignment Assumption and Liquidator Agreement, dated May 20, 2003, between CDRJ North Atlantic (Lux) Sàr.l and Jafra Worldwide Holdings (Lux) S.àr.l.; previously filed as Exhibit 10.22 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.20	Amended and Restated Indemnification Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l, Jafra Worldwide Holdings (Lux) S.àr.l, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CD&R Fund V and Clayton, Dubilier & Rice, Inc. (“CD&R”); previously filed as Exhibit 10.23 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.21	Second Amended and Restated Consulting Services Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l, Jafra Worldwide Holdings (Lux) S.àr.l, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V. and CD&R; previously filed as Exhibit 10.24 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.22	Stock Purchase Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CDRJ Latin American Holding Company B.V, Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings, B.V. and CDRJ Mexico Holdings Company, B.V.; previously filed as Exhibit 10.25 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.23	Stock Subscription and Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.26 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.24	Purchase and Sale Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.27 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.25	Registration and Participation Agreement, dated May 20, 2003, among CDRJ North Atlantic (Lux) S.àr.l. and Clayton, Dubilier & Rice Fund V Limited Partnership and other parties thereto; previously filed as Exhibit 10.28 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.26	Form of Contribution Agreement and Power of Attorney, among CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) S.àr.l., and the stockholders of CDRJ Investments (Lux) S.A.; previously filed as Exhibit 10.29 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.27	Form of Consent to Assignment of Stock Subscription Agreement, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) Sàr.l. and the stockholders of CDRJ Investments (Lux) S.A.; previously filed as Exhibit 10.30 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.28	Form of Consent to Assignment, Assumption and Novation of Employment Agreement, between CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) Sàr.l., Jafra Cosmetics International, Inc. and certain executives party to employment agreements pursuant to which such executives are employed by Jafra Cosmetics International, Inc.; previously filed as Exhibit 10.31 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.29	Form of Amendment to Management Stock Option Agreement; previously filed as Exhibit 10.35 in Amendment No. 1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on August 14, 2003, and incorporated herein by reference.
10.30	Purchase Agreement, dated as of May 2, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A.; previously filed as Exhibit 10.36 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.31	Exchange Agreement among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and U.S. Bank National Association; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed on November 13, 2003 and incorporated herein by reference.
10.32	Stock Subscription Agreement, dated April 30, 1998, between CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice V Limited Partnership.*

Exhibit
Number	Description of Document

10.33	Amendment to Employment Agreement of Michael DiGregorio, between Michael DiGregorio, Jafra Worldwide Holdings (Lux) S.àr.l. and Jafra Cosmetics International, Inc., dated as of February 26, 2004.*
10.34	Redemption Agreement, dated February 13, 2004, between Ademar Serodio and CDRJ North Atlantic (Lux) S.àr.l.*
10.35	Transfer of Option Agreement, dated February 13, 2004, by Ademar Serodio.*
10.36	Employment Agreement, dated April 30, 1998, between Ronald B. Clark and CDRJ Investments (Lux) S.A.*
10.37	Employment Agreement, dated June 1, 1998, between Michael DiGregorio and CDRJ Investments (Lux) S.A.*
10.38	Addendum to Employment Agreement, dated June 4, 1999, among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Michael DiGregorio.*
10.39	Employment Agreement, dated June 1, 1998, between Jaime Lopez Guirao and CDRJ Investments (Lux) S.A.*
10.40	Employment Agreement, dated April 30, 1998, between Ralph S. Mason, III and CDRJ Investments (Lux) S.A.*
10.41	Employment Agreement, dated April 30, 1998, between Gonzalo Rubio and CDRJ Investments (Lux) S.A.*
10.42	Confidential General Release and Separation Agreement, dated as of March 2, 2004, between Jaime Lopez Guirao, CDRJ North Atlantic (Lux) S.àr.l. and Jafra Cosmetics International, Inc.*
10.43	Assignment, Assumption and Consent Agreement, dated February 6, 2004, among Michael DiGregorio, Dale Martin, Jr., as trustee, and CDRJ Investments (Lux) S.A.*
21.1	Subsidiaries of the registrant.*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.*
32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

      (b) Reports on Form 8-K

      None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jafra Worldwide Holdings (Lux) S.àR.L

By:	/s/ RONALD B. CLARK

Name: Ronald B. Clark

Title:	Chief Executive Officer of the Advisory Committee and Director

Date March 30, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD B. CLARK Ronald B. Clark	Chief Executive Officer of the Advisory Committee and Director (Principal executive officer)	March 30, 2004

/s/ MICHAEL A. DIGREGORIO Michael A. DiGregorio	Senior Vice President and Chief Financial Officer of the Advisory Committee (Principal financial officer, Principal Accounting officer)	March 30, 2004

/s/ RALPH S. MASON, III Ralph S. Mason, III	Secretary and Executive Vice President of the Advisory Committee (Representative in the U.S.)	March 30, 2004

/s/ DONALD J. GOGEL Donald J. Gogel	Director	March 30, 2004

/s/ STEVEN D. GOLDSTEIN Steven D. Goldstein	Director	March 30, 2004

/s/ THOMAS E. IRELAND Thomas E. Ireland	Director	March 30, 2004

/s/ SIRI MARSHALL Siri Marshall	Director	March 30, 2004

/s/ DAVID A. NOVAK David A. Novak	Director	March 30, 2004

/s/ ANN REESE Ann Reese	Director	March 30, 2004

Signature	Title	Date

/s/ EDWARD H. RENSI Edward H. Rensi	Director	March 30, 2004

/s/ GONZALO RUBIO Gonzalo Rubio	Director	March 30, 2004

/s/ KENNETH D. TAYLOR Kenneth D. Taylor	Director	March 30, 2004

      Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

      No annual report or proxy material has been sent to security holders.

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998; previously filed as Exhibit 3.2 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.2	Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ Acquisition Corporation, dated April 30, 1998; previously filed as Exhibit 3.3 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.3	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998; previously filed as Exhibit 3.4 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.4	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.5 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.7 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Qualifax, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.10 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English; previously filed as Exhibit 3.11 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
3.9	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos y Fragancias, S.A. de C.V., together with an unofficial summary thereof in English; previously filed as Exhibit 3.10 to the CDRJ Investments (Lux) S.A.’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.10	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.; previously filed as Exhibit 3.12 to the CDRJ Investments (Lux) S.A.’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.

Exhibit
Number	Description of Document

3.11	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof; previously filed as Exhibit 3.1 to the CDRJ Investments (Lux) S.A.’s Quarterly Report on Form 10-Q for the second quarter ended June 30, 2000, filed on August 14, 2000, and incorporated herein by reference.
3.12	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.; previously filed as Exhibit 3.11 to the CDRJ Investments (Lux) S.A.’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
3.13	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Serviday S.A. de C.V.; previously filed as Exhibit 3.1 to the CDRJ Investments (Lux) S.A.’s Quarterly Report on Form 10-Q for the second quarter ended June, 30, 2001, filed on August 14, 2001, and incorporated herein by reference.
3.14	Deed of Incorporation (acta constitutiva) and current by-laws (estatutos sociales) of Distribuidora Comercial Jafra S.A. de C.V., together with an unofficial summary thereof in English, dated February 26, 2003, previously filed as Exhibit 3.15 to CDRJ Investments (Lux) S.A.’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2003 filed on May 8, 2003 and incorporated herein by reference.
3.15	Articles of Association of Jafra Worldwide Holdings (Lux) S.àr.l., together with an unofficial summary thereof in English, dated February 24, 2003 previously filed as Exhibit 3.16 to CDRJ Investments (Lux) S.A.’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 2003 filed on May 8, 2003, and incorporated herein by reference.
3.16	Amendment, dated May 20, 2003 of Jafra Cosmetics International, S.A. de C.V.’s by-laws providing for preferred shares, translation in English; previously filed as Exhibit 3.16 in Amendment No. 1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on August 14, 2003, and incorporated herein by reference.
3.17	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of JafraFin, S.A. de C.V., translation in English; previously filed as Exhibit 3.17 in Amendment No. 1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on August 14, 2003, and incorporated herein by reference.
4.1	Credit Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and Jafra Worldwide Holdings (Lux) S.àr.l., the lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent; previously filed as Exhibit 4.1 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.2	Amendment No. 1, dated as of June 25, 2003, to the Credit Agreement, dated as of May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., and Credit Suisse First Boston.*
4.3	Indemnity, Subrogation and Contribution Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A, de C.V., each Subsidiary of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.2 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.4	JCI Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, Inc. and Credit Suisse First Boston; previously filed as Exhibit 4.3 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.5	DCJ Guarantee Agreement, dated May 20, 2003, between Distribuidora Comercial, Jafra, S.A. de C.V. and Credit Suisse First Boston; previously filed as Exhibit 4.4 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.6	Mexican Subsidiary Guarantee Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., and each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. or Distribuidora Comercial Jafra, S.A. de C.V. listed on Schedule I thereto, and Credit Suisse First Boston; previously filed as Exhibit 4.5 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.7	Parent Guarantee Agreement, dated May 20, 2003, between Jafra Worldwide Holdings (Lux) S.àr.l. and Credit Suisse First Boston; previously filed as Exhibit 4.6 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.8	Mexican Pledge Agreement, dated May 20, 2003, among CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings B.V., CDRJ Mexico Holding Company B.V. and Credit Suisse First Boston; previously filed as Exhibit 4.7 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.9	Pledge Agreement, dated May 20, 2003 among Jafra Cosmetics International, Inc. and each of the subsidiaries of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.8 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.10	Security Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., each subsidiary of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston; previously filed as Exhibit 4.9 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.11	Mexican Security Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A. de C.V., Dirsamex, S.A. de C.V., Serviday, S.A. de C.V., JafraFin, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., and Cosmeticos y Fragancias, S.A. de C.V., translation in English; previously filed as Exhibit 4.10 in Amendment No. 1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on August 14, 2003, and incorporated herein by reference.
4.12	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated May 19, 2003, from Jafra Cosmetics International, Inc. to TitleServ Agency, Inc., as trustee for the benefit of Credit Suisse First Boston; previously filed as Exhibit 4.11 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.13	Notarial Deed of Pledge, dated May 20, 2003, with respect to the pledge to Credit Suisse First Boston of 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafra Cosmetics International, Inc; previously filed as Exhibit 4.12 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.

Exhibit
Number	Description of Document

4.14	Notarial Deed of Pledge, dated May 20, 2003, with respect to the third party pledge to Credit Suisse First Boston of 40 ordinary shares of the capital stock of CDRJ Latin America Holding Company B.V. by CDRJ North Atlantic (Lux) S.àr.l.; previously filed as Exhibit 4.13 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.15	Indenture, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l, CDRJ Investments (Lux) S.A. and U.S. Bank National Association; previously filed as Exhibit 4.14 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.16	First Supplemental Indenture, dated as of May 20, 2003, by and among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., Dirsamex, S.A. de C.V., Distribuidora Venus, S.A. de C.V., Serviday, S.A. de C.V., Cosmeticos y Frangancias, S.A. de C.V., Jafra Cosmetics S. A. de C.V., JafraFin S.A. de C.V., Jafra Cosmetics International, Inc. and U.S. Bank National Association; previously filed as Exhibit 4.15 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.17	Registration Rights Agreement, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l, CDRJ Investments (Lux) S.A. and the Initial Purchasers; previously filed as Exhibit 4.16 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
4.18	Form of Global Note; previously filed as Exhibit 4.19 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.1	Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, as adopted September 3, 1998; previously filed as Exhibit 10.4 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.2	CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement; previously filed as Exhibit 10.5 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.3	Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics International, Inc.; previously filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.4	Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto; previously filed as Exhibit 10.7 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed September 4, 1998, and incorporated herein by reference.
10.5	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement; previously filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.
10.6	CDRJ Investments (Lux) S.A. Form of Individual Investor Stock Subscription Agreement; previously filed as Exhibit 10.9 to Amendment No. 1 to Registration Statement No. 333-62989 under the Securities Act of 1933, as amended, filed October 27, 1998, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.7	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.8	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999; previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the first quarter ended March 31, 1999, filed May 17, 1999, and incorporated herein by reference.
10.9	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999; by and between the Company and the Contractor, previously filed as Exhibit 10.1 to Form 8-K, filed on June 25, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.10	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.2 to Form 8-K, filed on June 25, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.11	Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999; previously filed as Exhibit 10.3 to Form 8-K, filed on June 25, 1999, and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.12	Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999; previously filed as Exhibit 10.4 to Form 8-K, filed on June 25, 1999 and incorporated herein by reference (portions of which were filed under a confidentiality request).
10.13	Sale Agreement, dated as of September 29, 1999, between the Jafra Cosmetics International Inc. and Townsgate Road LLC; previously filed as Exhibit 10.1 to CDRJ Investment (Lux) S.A.’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.
10.14	Sale Agreement, dated as of October 15, 1999, between the Jafra Cosmetics International Inc. and Selvin Properties; previously filed as Exhibit 10.2 to CDRJ Investment (Lux) S.A.’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 1999, filed November 12, 1999, and incorporated herein by reference.
10.15	Trust Agreement dated May 20, 1999, by and between Jafra Cosmetics International, Inc. and Scudder Trust Company; previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended 1999, filed on March 30, 2000, and incorporated herein by reference.
10.16	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan; previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.17	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement, as amended; previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended 2000, filed on April 2, 2001, and incorporated herein by reference.
10.18	Administrative Services Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.21 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.19	Assignment Assumption and Liquidator Agreement, dated May 20, 2003, between CDRJ North Atlantic (Lux) Sàr.l and Jafra Worldwide Holdings (Lux) S.àr.l.; previously filed as Exhibit 10.22 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.20	Amended and Restated Indemnification Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l, Jafra Worldwide Holdings (Lux) S.àr.l, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CD&R Fund V and Clayton, Dubilier & Rice, Inc. (“CD&R”); previously filed as Exhibit 10.23 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.21	Second Amended and Restated Consulting Services Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l, Jafra Worldwide Holdings (Lux) S.àr.l, Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V. and CD&R; previously filed as Exhibit 10.24 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.22	Stock Purchase Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CDRJ Latin American Holding Company B.V, Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings, B.V. and CDRJ Mexico Holdings Company, B.V.; previously filed as Exhibit 10.25 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.23	Stock Subscription and Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.26 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.24	Purchase and Sale Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.; previously filed as Exhibit 10.27 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.25	Registration and Participation Agreement, dated May 20, 2003, among CDRJ North Atlantic (Lux) S.àr.l. and Clayton, Dubilier & Rice Fund V Limited Partnership and other parties thereto; previously filed as Exhibit 10.28 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.26	Form of Contribution Agreement and Power of Attorney, among CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) S.àr.l., and the stockholders of CDRJ Investments (Lux) S.A.; previously filed as Exhibit 10.29 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.27	Form of Consent to Assignment of Stock Subscription Agreement, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) Sàr.l. and the stockholders of CDRJ Investments (Lux) S.A.; previously filed as Exhibit 10.30 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.28	Form of Consent to Assignment, Assumption and Novation of Employment Agreement, between CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) Sàr.l., Jafra Cosmetics International, Inc. and certain executives party to employment agreements pursuant to which such executives are employed by Jafra Cosmetics International, Inc.; previously filed as Exhibit 10.31 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.29	Form of Amendment to Management Stock Option Agreement; previously filed as Exhibit 10.35 in Amendment No. 1 to Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on August 14, 2003, and incorporated herein by reference.

Exhibit
Number	Description of Document

10.30	Purchase Agreement, dated as of May 2, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A.; previously filed as Exhibit 10.36 in Registration Statement No. 333-106666 under the Securities Act of 1933, as amended, on June 30, 2003, and incorporated herein by reference.
10.31	Exchange Agreement among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and U.S. Bank National Association; previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the third quarter ended September 30, 2003, filed on November 13, 2003 and incorporated herein by reference.
10.32	Stock Subscription Agreement, dated April 30, 1998, between CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice V Limited Partnership.*
10.33	Amendment to Employment Agreement of Michael DiGregorio, between Michael DiGregorio, Jafra Worldwide Holdings (Lux) S.àr.l. and Jafra Cosmetics International, Inc., dated as of February 26, 2004.*
10.34	Redemption Agreement, dated February 13, 2004, between Ademar Serodio and CDRJ North Atlantic (Lux) S.àr.l.*
10.35	Transfer of Option Agreement, dated February 13, 2004, by Ademar Serodio.*
10.36	Employment Agreement, dated April 30, 1998, between Ronald B. Clark and CDRJ Investments (Lux) S.A.*
10.37	Employment Agreement, dated June 1, 1998, between Michael DiGregorio and CDRJ Investments (Lux) S.A.*
10.38	Addendum to Employment Agreement, dated June 4, 1999, among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Michael DiGregorio.*
10.39	Employment Agreement, dated June 1, 1998, between Jaime Lopez Guirao and CDRJ Investments (Lux) S.A.*
10.40	Employment Agreement, dated April 30, 1998, between Ralph S. Mason, III and CDRJ Investments (Lux) S.A.*
10.41	Employment Agreement, dated April 30, 1998, between Gonzalo Rubio and CDRJ Investments (Lux) S.A.*
10.42	Confidential General Release and Separation Agreement, dated as of March 2, 2004, between Jaime Lopez Guirao, CDRJ North Atlantic (Lux) S.àr.l. and Jafra Cosmetics International, Inc.*
10.43	Assignment, Assumption and Consent Agreement, dated February 6, 2004, among Michael DiGregorio, Dale Martin, Jr., as trustee, and CDRJ Investments (Lux) S.A.*
21.1	Subsidiaries of the registrant.*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer.*
32.1	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.