Form 10-Q
period 2004-03-31
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2004-05-14
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

     The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, par value $100 per share, outstanding at May 12, 2004 151 shares.

JAFRA WORLDWIDE HOLDING (Lux), S.àR.L. AND SUBSIDIARIES

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three Months Ended March 31, 2004

* Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”) have fully and unconditionally guaranteed the obligations of the other under the $200 million aggregate principal amount of 10 ¾ % Subordinated Notes due 2011 (the “Notes”) on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”) have fully and unconditionally guaranteed the obligations of Jafra Distribution under the Notes. As such, Jafra Worldwide Holdings (Lux) S.àr.l., the parent company of each of JCI, Jafra Distribution and Jafra Cosmetics S.A., is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,778	$16,120
Receivables, net	40,957	39,680
Inventories	38,330	39,849
Prepaid income taxes	2,163	414
Prepaid expenses and other current assets	8,859	4,906
Receivable from affiliate	560	—
Deferred income taxes	6,381	6,381
Assets from discontinued operations	126	138

Total current assets	111,154	107,488
Property and equipment, net	63,450	63,356
Other assets:
Goodwill	63,365	63,096
Trademarks	41,480	41,242
Deferred financing fees and other, net	18,134	18,561

Total	$297,583	$293,743

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$8,125	$7,500
Accounts payable	23,249	22,213
Accrued liabilities	54,500	49,174
Income taxes payable	4,339	5,216
Deferred income taxes	2,959	2,941
Liabilities from discontinued operations	113	124

Total current liabilities	93,285	87,168
Long-term debt	237,500	240,000
Deferred income taxes	17,239	17,163
Other long-term liabilities	4,759	4,801

Total liabilities	352,783	349,132

Commitments and contingencies	—	—
Stockholder’s deficit:
Common stock, par value $100; 151 shares authorized, issued and outstanding in 2004 and 2003	15	15
Retained deficit	(45,166)	(46,250)
Accumulated other comprehensive loss	(10,049)	(9,154)

Total stockholder’s deficit	(55,200)	(55,389)

Total	$297,583	$293,743

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$103,122	$90,137
Cost of sales	24,183	21,557

Gross profit	78,939	68,580
Selling, general and administrative expenses	63,245	57,380
Transaction related expenses	3,409	770
Restructuring charges	1,909	—

Income from operations	10,376	10,430
Other income (expense):
Exchange gain (loss), net	551	(762)
Interest expense	(6,794)	(2,751)
Interest income	47	170
Other expense	(58)	(40)
Other income	40	15

Income before income taxes	4,162	7,062
Income tax expense	2,946	3,757

Income from continuing operations	1,216	3,305
Loss on discontinued operations, net of income tax expense of $0 in 2004 and $11 in 2003	(132)	(783)

Net income	$1,084	$2,522

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$1,084	$2,522
Loss on discontinued operations, net of tax	132	783

Income from continuing operations	1,216	3,305
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation	1,611	1,466
Amortization of deferred financing fees	490	330
Provision for uncollectible accounts receivable	2,375	2,395
Asset impairment charge	—	251
Unrealized foreign exchange and derivative (gain) loss	(486)	1,748
Deferred realized foreign exchange loss	—	669
Changes in operating assets and liabilities:
Receivables	(3,726)	(1,784)
Inventories	1,687	(3,436)
Prepaid expenses and other current assets	(2,368)	101
Other assets	(113)	197
Accounts payable and accrued liabilities	2,233	(3,759)
Income taxes payable/prepaid	(923)	635
Other long-term liabilities	(42)	229
Net operating activities of discontinued operations	(131)	(73)

Net cash provided by operating activities	1,823	2,274

Cash flows from investing activities:
Purchases of property and equipment	(1,971)	(1,528)
Other	53	(235)

Net cash used in investing activities	(1,918)	(1,763)

Cash flows from financing activities:
Repayments under term loan facility	(1,875)	(1,000)
Deferred financing costs	42	—
Repayments under bank debt	—	(177)

Net cash used in financing activities	(1,833)	(1,177)
Effect of exchange rate changes on cash	(414)	(989)

Net decrease in cash and cash equivalents	(2,342)	(1,655)
Cash and cash equivalents at beginning of period	16,120	26,821

Cash and cash equivalents at end of period	$13,778	$25,166

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

     Jafra Worldwide Holdings (Lux) S.àr.l, a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.). Jafra S.A., a Luxembourg société anonyme (“Jafra S.A.”), is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”).

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 ¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 ¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cometics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

     Jafra Distribution was organized February 26, 2003 to conduct the distribution functions of the Parent’s Mexican operations. The Parent was organized on February 24, 2003 as a holding company to conduct the worldwide Jafra cosmetics business through its subsidiaries. CDRJ is a holding company that, until the Recapitalization, conducted the Jafra cosmetics business through its subsidiaries. Since the commencement of the liquidation, CDRJ has conducted no operations other than those incident to winding up its activities. The liquidation of CDRJ is expected to be completed during the second quarter of 2004.

     The accompanying unaudited interim consolidated financial statements as of and for the three months ended March 31, 2004 and the accompanying audited consolidated balance sheet as of December 31, 2003 reflect the operations of the Parent and its subsidiaries. The accompanying unaudited interim consolidated financial statements for the three months ended March 31, 2003 reflect the operations of CDRJ and its subsidiaries. The historical consolidated financial statements of CDRJ are equivalent to the operations of the Parent. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company.”

     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of March 31, 2004 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     Management Incentive Arrangements. The Company applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Stock Incentive Plan. No options were granted during the three months ended March 31, 2004. Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three months ended March 31, 2004 and 2003 would be immaterial to the consolidated statements of income.

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for the Company in the first quarter of 2004. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

(2)	Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials and supplies	$7,415	$6,131
Finished goods	30,915	33,718

Total inventories	$38,330	$39,849

(3)	Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Land	$15,744	$15,686
Buildings	16,704	16,662
Machinery, equipment and other	52,301	50,886

	84,749	83,234
Less accumulated depreciation.	21,299	19,878

Property and equipment, net	$63,450	$63,356

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(4) Goodwill and Other Intangible Assets.

     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $41,480,000 as of March 31, 2004. The changes in the carrying amount of goodwill for the year ended December 31, 2003 and for the three months ended March 31, 2004 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total
Balance as of December 31, 2002	$32,188	$28,548	$5,300	$137	$66,173
Impairment losses	—	—	—	(137)	(137)
Translation effect	—	(2,120)	(820)	—	(2,940)

Balance as of December 31, 2003	32,188	26,428	4,480	—	63,096
Translation effect	—	160	109	—	269

Balance as of March 31, 2004	$32,188	$26,588	$4,589	$—	$63,365

     In connection with the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identified all reporting units and allocated all goodwill accordingly. During the year ended December 31, 2003, the Company identified impairment indicators regarding the Venezuelan operations given the Company’s decision to exit this market. The Company recorded an impairment loss of $137,000 for goodwill originally allocated to the Venezuelan reporting unit.

(5)	Income Taxes

     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rate to income before income taxes for the three months ended March 31, 2004 primarily due to, (i) valuation allowances recorded against pretax losses at Jafra Distribution and at the Company’s European and South American entities, (ii) state income taxes and (iii) certain permanent differences, including inflation at Jafra Cosmetics S.A. During the three months ended March 31, 2003, the income tax rate differed primarily due to (i) state income taxes, (ii) valuation allowances recorded against certain operating losses in South America and Europe and (iii) a higher effective tax rate at Jafra Mexico.

(6)	Transaction Related Expenses

     The Company incurred $3,409,000 and $770,000 of transaction related expenses during the first quarter of 2004 and 2003, respectively, related to certain equity, debt and acquisition transactions contemplated but not completed.

(7)	Restructuring Charges

     The Company recorded $1,909,000 of restructuring charges during the first quarter of 2004 primarily related to its plans to transfer substantially all of its United States manufacturing operations to its facilities in Mexico. The Company expects the transfer of these operations to be completed during the second quarter of 2004. These restructuring expenses related primarily to termination benefits. Of these charges, $1,747,000 was recorded at the Company’s United States reporting segment and $162,000 was recorded at the Company’s Mexico reporting segment. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Three months ended
March 31, 2004
Opening balance	$—
Additions	1,909
Charges against reserves	(689)

Ending balance	$1,220

     The Company expects to record approximately $500,000 in additional termination benefits during the second quarter of 2004 in connection with the restructuring.

(8)	Debt and Distribution to Shareholders

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 ¾% Subordinated Notes (the New Notes) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

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

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. As of March 31, 2004, the applicable interest rates were 7.0% and 5.2% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2004, the Company was in compliance with all covenants.

     The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the senior credit agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10 ¾% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

     The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the senior credit agreement contain similar restrictions. The senior credit agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Indenture) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the senior credit agreement) does not exceed 3 to 1 after giving effect to such payment.

     On May 23, 2003, with proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, JCI and Jafra Cosmetics S.A. redeemed the Old Notes in the aggregate outstanding principal amount of $75,180,000 at a premium of approximately $4,417,000. Additionally, JCI and Jafra Cosmetics S.A. repaid $7,375,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2,203,000 of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $6,620,000 and were recorded as loss on extinguishment of debt in the second quarter of 2003.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, the shareholders of CDRJ resolved to liquidate CDRJ. As a result, CDRJ made an initial liquidating distribution of $157,609,000 to its shareholders of record at May 20, 2003. Additionally, CDRJ reserved $1,405,000 to pay subsequent distributions or expenses associated with its liquidation. JCI also made a special payment to the holders of CDRJ options and certain members of management and non-employee directors.

     The Company capitalized $14,647,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset in the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of March 31, 2004, approximately $1,794,000 of the deferred financing fees were amortized.

(9)	Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Net income	$1,084	$2,522
Unrealized and deferred realized (loss) gain on derivatives	(435)	355
Reclassification of deferred realized gain to exchange gain (loss)	—	(550)
Reclassification of deferred realized loss to cost of sales	—	678
Tax benefit on unrealized and deferred realized (loss) gain on derivatives	—	(75)
Foreign currency translation adjustments	(460)	(3,134)

Comprehensive income (loss)	$189	$(204)

(10)	Financial Reporting for Business Segments

     The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra has three reportable business segments: Mexico, the United States including the Dominican Republic, and Europe. Business results for subsidiaries in South America and Thailand are combined and included in the following table under the caption “All Others.” As of the first quarter of 2004, the Company includes the results of the Dominican Republic with the results of the United States as they are under common management and the Company’s chief operating decision makers evaluate the results of the Dominican Republic with the results of the United States. All prior period results have been reclassified to be consistent with the 2004 presentation.

     The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges and unusual gains and losses. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and segment income (loss) from operations. The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.”

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

		United
		States
		and the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
			(in thousands)
As of and for the three months ended March 31, 2004
Net sales	$70,848	$22,747	$8,294	$1,233	$—	$103,122
Income (loss) from operations	18,659	2,063	267	(657)	(9,956)	10,376
Depreciation	579	896	111	25	—	1,611
Capital expenditures	1,002	894	56	19	—	1,971
Segment assets	180,748	96,855	17,489	3,333	(968)	297,457
Discontinued operations assets	—	—	—	126	—	126
Goodwill	26,588	32,188	4,589	—	—	63,365
As of December 31, 2003
Segment assets	$180,818	$92,420	$18,244	$3,579	$(1,456)	$293,605
Discontinued operations assets	—	—	—	138	—	138
Goodwill	26,428	32,188	4,480	—	—	63,096
For the three Months ended March 31, 2003
Net sales	$56,792	$24,711	$7,446	$1,188	$—	$90,137
Income (loss) from operations	14,668	3,354	5	(1,344)	(6,253)	10,430
Depreciation	547	764	84	71	—	1,466
Capital expenditures	484	898	97	49	—	1,528

Corporate, unallocated and other includes (in thousands):

	Three months ended March 31,
	2004	2003
Corporate expenses	$(4,044)	$(4,062)
Transaction related expenses	(3,409)	(770)
Restructuring charges	(1,909)	—
Unusual charges(1)	(594)	(1,421)

Total corporate, unallocated and other	$(9,956)	$(6,253)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

(11)	Foreign Currency Option Contracts

     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company entered into foreign currency option contracts (“option contracts” or “options”). The Company places option contracts based on its rolling forecasted cash outflows from Jafra Mexico and hedges transactions included in the forecast on the date the option contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The Company currently designates certain of its option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra Mexico.

     During the three months ended March 31, 2004 and 2003, the Company recognized losses of approximately $420,000 and gains of approximately $627,000 on option contracts, respectively, as a component of exchange gain (loss) on the accompanying consolidated statements of income.

     As of December 31, 2003, the Company had deferred as a component of other comprehensive loss $278,000 of gains on option contracts. During the three months ended March 31, 2004, the Company deferred as a component of other comprehensive loss $435,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. The Company expects that substantially all of the remaining loss of $157,000 deferred as a component of other comprehensive loss at March 31, 2004 will be recognized into net income within the next fifteen months.

     The fair value of the option contracts was $415,000 at March 31, 2004 and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contracts was $440,000 at December 31, 2003, and was recorded in other receivables in the consolidated balance sheets.

     During the three months ended March 31, 2004 and 2003, the ineffectiveness generated by the Company’s option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended March 31, 2004 and 2003, $0 and $230,000, respectively, of gains were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 691,000,000 and 831,000,000 in put and call positions at March 31, 2004 and December 31, 2003, respectively, and mature at various dates through June 30, 2005. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

(12)	Discontinued Operations/Markets to be Exited

     During 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets in 2003. As such, the results of the operations of these markets have been classified as discontinued operations in all periods presented in the statements of income. The assets and liabilities from the discontinued operations have been segregated in the accompanying consolidated balance sheets.

     Net sales and loss on discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the three months ended March 31, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(83)	(17)	(8)	(24)	(132)
For the three months ended March 31, 2003
Net sales	$572	$593	$63	$35	$1,263
Loss on discontinued operations	(189)	(495)	(19)	(80)	(783)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The components of assets and liabilities of the discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
As of March 31, 2004
Assets:
Cash	$—	$45	$29	$7	$81
Receivables, net	—	25	—	—	25
Prepaid and other assets	—	—	—	20	20

Total assets	$—	$70	$29	$27	$126

Liabilities:
Accounts payable	$—	$10	$—	$6	$16
Accrued liabilities	—	97	—	—	97

Total liabilities	$—	$107	$—	$6	$113

As of December 31, 2003
Assets:
Cash	$—	$42	$37	$15	$94
Receivables, net	—	24	—	—	24
Prepaid and other assets	—	—	—	20	20

Total assets	$—	$66	$37	$35	$138

Liabilities:
Accounts payable	$—	$12	$3	$—	$15
Accrued liabilities	1	85	—	—	86
Other liabilities	—	23	—	—	23

Total liabilities	$1	$120	$3	$—	$124

     In addition to the markets discontinued, the Company has ceased operating in Thailand and is in the process of liquidating all assets.

(13)	First Quarter of 2004 Event – Sale of the Parent

     On March 30, 2004, it was announced that Vorwerk & Co. eins GmbH entered into an agreement whereby it will acquire all of the issued and outstanding common stock of Jafra S.A. from Jafra S.A.’s shareholders. Vorwerk & Co. eins GmbH is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The Company expects the transaction to be completed during the second quarter of 2004.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,098	$8,879
Receivables, net	4,717	4,509
Inventories	11,830	12,882
Receivables from affiliates	10,754	18,747
Prepaid expenses and other current assets	4,587	2,627
Deferred income taxes	6,381	6,381

Total current assets	50,367	54,025
Property and equipment, net	27,551	28,048
Other assets:
Goodwill	36,777	36,668
Notes receivable from affiliates	18,002	17,022
Deferred financing fees, net	5,269	5,525
Other	4,921	4,966

Total	$142,887	$146,254

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$3,250	$3,000
Accounts payable	5,405	6,634
Accrued liabilities	22,466	20,918
Income taxes payable	478	387
Payables to affiliates	20,374	21,118

Total current liabilities	51,973	52,057
Long-term debt	95,000	96,000
Deferred income taxes	4,512	4,512
Other long-term liabilities	4,759	4,801

Total liabilities	156,244	157,370

Commitments and contingencies	—	—
Stockholder’s deficit:
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2004 and 2003	—	—
Retained deficit	(10,460)	(8,491)
Accumulated other comprehensive loss	(2,897)	(2,625)

Total stockholder’s deficit	(13,357)	(11,116)

Total	$142,887	$146,254

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales to third parties	$31,041	$32,257
Sales to affiliates	2,890	4,344

Net sales	33,931	36,601
Cost of sales	9,309	11,172

Gross profit	24,622	25,429
Selling, general and administrative expenses	27,096	27,731
Transaction related expenses	3,409	770
Restructuring charges	1,747	—
Management fee income from affiliates	(1,919)	(1,631)
Royalty income from affiliates, net	(5,448)	(4,196)
Market subsidy expense	250	—

(Loss) income from operations	(513)	2,755
Other income (expense):
Exchange loss, net	(39)	(55)
Interest expense	(2,651)	(1,588)
Interest income	89	139
Other expense	(2)	(11)
Other income	41	15

(Loss) income before income taxes	(3,075)	1,255
Income tax (benefit) expense	(1,106)	814

Net (loss) income	$(1,969)	$441

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(1,969)	$441
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,007	884
Provision for uncollectible accounts receivable	259	217
Amortization of deferred financing fees	214	157
Asset impairment charges	—	251
Unrealized foreign exchange loss	38	290
Changes in operating assets and liabilities:
Receivables	(467)	524
Inventories	1,052	(775)
Prepaid expenses and other current assets	(1,960)	162
Intercompany receivables and payables	7,211	7,778
Other assets	(8)	53
Accounts payable and accrued liabilities	319	(1,367)
Income taxes payable/prepaid	91	(550)
Other long-term liabilities	(42)	229

Net cash provided by operating activities	5,745	8,294

Cash flows from investing activities:
Purchases of property and equipment	(950)	(995)
Other	53	(235)

Net cash used in investing activities	(897)	(1,230)

Cash flows from financing activities:
Repayments under term loan facility	(750)	(1,000)
Lending of note receivable to affiliates	(980)	(2,130)
Deferred financing costs	42	—

Net cash used in financing activities	(1,688)	(3,130)
Effect of exchange rate changes on cash	59	(165)

Net increase in cash and cash equivalents	3,219	3,769
Cash and cash equivalents at beginning of period	8,879	13,088

Cash and cash equivalents at end of period	$12,098	$16,857

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1)	Basis of Presentation

     Jafra Cosmetics International, Inc. a Delaware corporation, is a direct wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”), which is a wholly-owned direct subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société anonyme (“Jafra S.A.”). Jafra S.A. is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”).

     The accompanying unaudited interim consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 reflect the operations of JCI and its subsidiaries (“JCI”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of March 31, 2004 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

     On May 20, 2003, the Parent, JCI and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 ¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 ¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cometics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

     Management Incentive Arrangements. JCI applies Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Parent’s Stock Incentive Plan. No options were granted during the three months ended March 31, 2004. Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three months ended March 31, 2004 and 2003 would be immaterial to the consolidated statements of operations.

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for JCI in the first quarter of 2004. The adoption of FIN 46 did not have a material impact on JCI’s financial position or results of operations.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(2)	Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Land	$6,188	$6,188
Buildings	7,050	7,065
Machinery, equipment and other	27,616	27,188

	40,854	40,441
Less accumulated depreciation	13,303	12,393

Property and equipment, net	$27,551	$28,048

(3)	Goodwill and Other Intangible Assets

     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $271,000 as of March 31, 2004. The changes in the carrying amount of goodwill for the year ended December 31, 2003 and for the three months ended March 31, 2004 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2002	$32,188	$5,300	$37,488
Translation effect	—	(820)	(820)

Balance as of December 31, 2003	$32,188	$4,480	$36,668
Translation effect	—	109	109

Balance as of March 31, 2004	$32,188	$4,589	$36,777

(4)	Income Taxes

     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to (loss) income before income taxes for the three months ended March 31, 2004 and 2003 principally as the result of (i) state income tax, and (ii) valuation allowances against certain operating losses in Europe and the Dominican Republic.

(5) Transaction Related Expenses

     The Company incurred $3,409,000 and $770,000 of transaction related expenses during the first quarter of 2004 and 2003, respectively, related to certain equity, debt and acquisition transactions contemplated but not completed.

(6)	Restructuring Charges

     JCI recorded $1,747,000 of restructuring charges during the first quarter of 2004 primarily related to the Parent’s plans to transfer substantially all of its United States manufacturing operations to its facilities in Mexico. JCI expects the transfer of these operations to be completed during the second quarter of 2004. These restructuring expenses related primarily to termination benefits. These charges were recorded at JCI’s United States reporting segment. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

Three months ended
March 31, 2004
Opening balance	$—
Additions	1,747
Charges against reserves	(527)

Ending balance	$1,220

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     JCI expects to incur approximately $500,000 in additional termination benefits during the second quarter of 2004 in connection with the restructuring.

(7)	Debt and Distribution to Shareholder

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 ¾% Subordinated Notes (the New Notes) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

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

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. As of March 31, 2004, the applicable interest rates were 7.0% and 5.2% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit JCI’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI and Jafra Distribution. As of March 31, 2004, the Parent and its subsidiaries were in compliance with all covenants.

     The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

period has expired or notice has been given, will allow the lenders under the senior credit agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10 ¾% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

     The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the senior credit agreement contain similar restrictions. The senior credit agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Indenture) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the senior credit agreement) does not exceed 3 to 1 after giving effect to such payment.

     On May 23, 2003, with proceeds from the issuance of the New Notes and its borrowings under the Senior Credit Agreement, JCI redeemed its Old Notes in the aggregate outstanding principal amount of $45,108,000 at a premium of approximately $2,650,000. Additionally, JCI repaid $5,000,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI wrote off approximately $2,128,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt were $4,778,000 and were recorded as a loss on extinguishment of debt in the second quarter of 2003.

     After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, JCI distributed a total of $44,311,000 to its sole shareholder, Jafra S.A. In addition, JCI made a special payment to the holder of its options and to certain members of management and non-employee directors. Upon completion of the Recapitalization and the distribution, Jafra S.A. contributed all of its assets and liabilities, including its investment in JCI to the Parent.

     JCI capitalized approximately $6,007,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset in the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of March 31, 2004, approximately $738,000 of the deferred financing fees were amortized.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(8) Comprehensive (Loss) Income

     Comprehensive (loss) income is summarized as follows (in thousands):

	Three months ended
	March 31,
	2004	2003
Net (loss) income	$(1,969)	$441
Foreign currency translation adjustments	(272)	(43)

Comprehensive (loss) income	$(2,241)	$398

(9) Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products from Jafra Mexico totaling $2,783,000 and $2,683,000 for the three months ended March 31, 2004 and 2003, respectively.

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

     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $750,000 and $784,000 for the three months ended March 31, 2004 and 2003, respectively, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,198,000 and $4,980,000 for the three months ended March 31, 2004 and 2003, respectively, and are based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.

     JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2003 and March 31, 2004 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $89,000 and $132,000 for the three months ended March 31, 2004 and 2003, respectively, and was included in interest income on the accompanying consolidated statements of operations.

     JCI reimburses certain foreign affiliates for the expenses that they incur in establishing a direct selling distribution system and customer base in new markets. Such market subsidies amounted to $251,000 and $0 for the three months ended March 31, 2004 and 2003, respectively.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(10) Financial Reporting for Business Segments

     JCI’s business is comprised of one industry segment, direct selling, with worldwide operations, principally in the United States and Europe. JCI is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. JCI has two reportable business segments: the United States, including the Dominican Republic, and Europe. As of the first quarter of 2004, JCI includes the results of the Dominican Republic with the results of the United States as they are under common management and JCI’s chief operating decision makers evaluate the results of the Dominican Republic with the results of the United States. All prior period results have been reclassified to be consistent with the 2004 presentation. Business results for the Thailand subsidiary are included in the following table under the caption “All Others.”

     The accounting policies used to prepare the information reviewed by JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in JCI’s audited consolidated financial statements as of and for the year ended December 31, 2003 included in the Parent’s Annual Report on Form 10-K. JCI evaluates performance based on segment operating income, excluding restructuring and impairment charges and unusual gains and losses. Consistent with the information reviewed by JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and income (loss) from operations. The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.” Gross Profit from affiliates, management fee income from affiliates, royalty income from affiliates and market subsidy expense to affiliates are included in the following table under the caption “Corporate, Unallocated and Other.”

				Corporate,
	United		All	Unallocated	Consolidated
	States	Europe (1)	Others	and Other	Total
As of and for the three months ended March 31, 2004
Net sales	$22,747	$8,294	$—	$2,890	$33,931
Income (loss) from operations	2,063	267	—	(2,843)	(513)
Depreciation	896	111	—	—	1,007
Capital expenditures	894	56	—	—	950
Segment assets	96,855	17,212	64	28,756	142,887
Goodwill	32,188	4,589	—	—	36,777
As of December 31, 2003
Segment assets	$92,420	$18,003	$63	$35,768	$146,254
Goodwill	32,188	4,480	—	—	36,668
For the three months ended March 31, 2003
Net sales	$24,711	$7,446	$100	$4,344	$36,601
Income (loss) from operations	3,354	5	(190)	(414)	2,755
Depreciation	764	84	36	—	884
Capital expenditures	898	97	—	—	995

(1) excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and affiliate of JCI

Corporate, unallocated and other includes (in thousands):

	Three months ended March 31,
	2004	2003
Corporate expenses	$(4,134)	$(4,443)
Transaction related expenses	(3,409)	(770)
Transaction with affiliates	7,117	5,827
Restructuring charges	(1,747)	—
Unusual charges(1)	(670)	(1,028)

Total corporate, unallocated and other	$(2,843)	$(414)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash	$29	$523
Receivables	139	154
Inventories	26,624	27,183
Receivables from affiliates	24,661	17,136
Prepaid income taxes	1,268	1,265
Prepaid expenses and other current assets	3,906	9,237

Total current assets	56,627	55,498
Property and equipment, net	1,724	1,647
Other assets:
Deferred financing fees, net	7,091	7,334
Investment in preferred shares of affiliated company	126,804	126,042
Other	2,942	3,120

Total	$195,188	$193,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,875	$4,500
Accounts payable	12,544	11,277
Accrued liabilities	5,271	2,033
Payables to affiliates	1,703	2,202

Total current liabilities	24,393	20,012
Long-term debt	142,500	144,000

Total liabilities	166,893	164,012
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2004 and 2003	5	5
Retained earnings	34,227	35,767
Accumulated other comprehensive loss	(5,937)	(6,143)

Total stockholders’ equity	28,295	29,629

Total	$195,188	$193,641

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Sales to affiliates	$39,176	$30,841
Cost of sales	26,406	19,971

Gross profit	12,770	10,870
Selling, general and administrative expenses	905	299
Management fee expense to affiliate	471	398
Service fee expense to affiliate	6,469	2,235

Income from operations	4,925	7,938
Other income (expense):
Exchange (loss) gain, net	(2,384)	779
Interest expense	(4,081)	—

(Loss) income before income taxes	(1,540)	8,717
Income tax expense	—	2,963

Net (loss) income	$(1,540)	$5,754

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(1,540)	$5,754
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization of guarantee fee	162	49
Amortization of deferred financing fees	276	—
Unrealized foreign exchange and derivative (gain) loss	(918)	238
Changes in operating assets and liabilities:
Receivables	17	(122)
Inventories	726	(2,724)
Prepaid expenses and other current assets	195	353
Intercompany receivables and payables	(7,946)	(5,629)
Other assets	81	11
Accounts payable and accrued liabilities, VAT receivable	9,661	384
Income taxes payable	4	2,251

Net cash provided by operating activities	718	565

Cash flows from investing activities:
Purchases of property and equipment	(113)	(69)

Net cash used in investing activities	(113)	(69)

Cash flows from financing activities:
Repayments under term loan facility	(1,125)	—

Net cash used in financing activities	(1,125)	—
Effect of exchange rate changes on cash	26	(15)

Net (decrease) increase in cash	(494)	481
Cash at beginning of period	523	38

Cash at end of period	$29	$519

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States on February 26, 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société a responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A. (formerly CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société anonyme (“Jafra S.A.”), which in turn is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). Jafra Distribution was organized to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Distribuidora Venus, S.A. de C.V., (“Venus”), a wholly-owned subsidiary of Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”). Jafra Cosmetics S.A. is also primarily owned by five indirect wholly-owned subsidiaries of the Parent. Jafra Distribution owns a minority interest of Jafra Cosmetics S.A.

     The accompanying unaudited interim financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 reflect the operations of Jafra Distribution or the carved-out distribution operations of Venus, which are now conducted by Jafra Distribution, and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Distribution’s financial statements as of March 31, 2004 and for the interim periods presented.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 ¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 ¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics S.A., to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for Jafra Distribution in the first quarter of 2004. The adoption of FIN 46 did not have a material impact on Jafra Distribution’s financial position or results of operations.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS - (continued)
(Unaudited)

(2) Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Raw materials and supplies	$7,378	$5,578
Finished goods	19,246	21,605

Total inventories	$26,624	$27,183

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Machinery, equipment and other	$2,021	$1,898
Less accumulated depreciation	297	251

Property and equipment, net	$1,724	$1,647

(4) Investment in Affiliated Company

     On May 20, 2003, Jafra Distribution subscribed for and purchased 13,642 shares Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000 as an investment in affiliated company in the accompanying balance sheets. Except for the effect of translation, which has reduced the investment by approximately $9,616,000, Jafra Distribution carries the investment on its balance sheet at cost.

(5) Income Taxes

     During the three months ended March 31, 2004, Jafra Distribution recorded valuation allowances against pretax losses, which resulted in a pretax loss without a corresponding tax benefit.

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

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS - (continued)
(Unaudited)

     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At March 31, 2004, approximately $2,870,000 was classified as a non-current asset and the remaining unamortized amount was classified as a current asset in the accompanying balance sheets.

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

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. As of May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million under the term facility. No amounts were outstanding under the revolving credit facility at March 31, 2004. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 4.00% or an alternate base rate plus an applicable margin not to exceed 3.00%. As of March 31, 2004, the applicable interest rates were 7.0% and 5.2% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2004, the Parent and its subsidiaries were in compliance with all debt covenants

     The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the senior credit agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10 ¾% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS - (continued)
(Unaudited)

     The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the senior credit agreement contain similar restrictions. The Senior Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Indenture) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the senior credit agreement) does not exceed 3 to 1 after giving effect to such payment.

     Jafra Distribution capitalized approximately $8,640,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset in the accompanying balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of March 31, 2004, approximately $1,056,000 of the deferred financing fees were amortized.

(7) Comprehensive (Loss) Income

     Comprehensive (loss) income is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net (loss) income	$(1,540)	$5,754
Foreign currency translation adjustments	206	(1,259)

Comprehensive (loss) income	$(1,334)	$4,495

(8) Related Party Transactions

     Jafra Distribution sells color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $2,783,000 and $2,693,000 for the three months ended March 31, 2004 and 2003, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchases skin and body products from an affiliate. Purchases were $2,811,000 and $4,305,000 for the three months ended March 31, 2004 and 2003, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A. at a markup. Sales to Jafra Cosmetics S.A. were $36,393,000 and $28,148,000 for the three months ended March 31, 2004 and 2003, respectively.

     Jafra Distribution receives certain administrative and other services from Jafra Cosmetics S.A. The cost of these services is included in service fee expense to affiliate in the accompanying statements of operations. Jafra Distribution believes the amounts are reasonable and approximate the cost of the actual services received.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS - (continued)
(Unaudited)

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

(9) Foreign Currency Forward Contracts

     Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution enters into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange (loss) gain on the accompanying statements of operations. During the three months ended March 31, 2004, Jafra Distribution recognized losses of $3,275,000 related to the forward contracts. As of March 31, 2004, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A. The following provides information about the details of Jafra Distribution’s forward contract as of December 31, 2003 (in thousands):

	Forward Position		Weighted
	In Mexican	Maturity	Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)
Buy U.S. dollar/sell Mexican peso	1,677,924	3/04/04	10.43	$3,213

(1)	The fair value of the forward position presented above, an unrealized gain of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in receivables from affiliates in the accompanying balance sheets.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,069	$5,833
Receivables, net	35,235	34,065
Receivables from affiliates	2,982	2,880
Prepaid expenses and other current assets	2,407	497

Total current assets	41,693	43,275
Property and equipment, net	33,919	33,399
Other assets:
Goodwill	26,588	26,428
Trademarks	41,360	41,111
Other	1,407	4,083

Total	$144,967	$148,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,052	$4,073
Accrued liabilities	25,279	31,930
Income taxes payable	5,129	6,093
Payables to affiliates	22,714	24,611
Deferred income taxes	2,959	2,941
Other current liabilities	461	458

Total current liabilities	61,594	70,106
Deferred income taxes	12,727	12,651
Other long-term liabilities	3,229	3,209

Total liabilities	77,550	85,966
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2004 and 2003
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2004 and 2003	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	22,868	17,687
Accumulated other comprehensive loss	(9,785)	(9,691)

Total stockholders’ equity	67,417	62,330

Total	$144,967	$148,296

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$70,847	$56,793
Cost of sales	28,755	25,013

Gross profit	42,092	31,780
Selling, general and administrative expenses	35,210	27,598
Management fee expense to affiliates	1,448	1,233
Service fee income from affiliate	(6,469)	(2,235)
Restructuring charges	162	—
Royalty expense to affiliates, net	5,448	4,196

Income from operations	6,293	988
Other income (expense):
Exchange gain (loss), net	2,971	(1,726)
Interest expense	(19)	(1,164)
Interest income	46	162
Other expense	(57)	(29)

Income (loss) before income taxes	9,234	(1,769)
Income tax expense (benefit)	4,053	(20)

Net income (loss)	$5,181	$(1,749)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,181	$(1,749)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization of guarantee fee	417	498
Amortization of deferred financing fees	—	173
Provision for uncollectible accounts receivable	1,962	2,016
Unrealized foreign exchange and derivative loss	400	1,220
Deferred realized derivative loss	—	669
Changes in operating assets and liabilities:
Receivables	(3,207)	(1,981)
Prepaid expenses and other current assets	(594)	(446)
Intercompany receivables and payables	896	(1,522)
Other assets	(187)	117
Accounts payable and accrued liabilities	(7,816)	(2,938)
Income taxes payable/prepaid	(1,005)	(1,067)

Net cash used in operating activities	(3,953)	(5,010)

Cash flows from investing activities:
Purchases of property and equipment	(889)	(415)

Net cash used in investing activities	(889)	(415)

Cash flows from financing activities:
Repayments under bank debt	—	(177)

Net cash used in financing activities	—	(177)

Effect of exchange rate changes on cash	78	(402)

Net decrease in cash and cash equivalents	(4,764)	(6,004)
Cash and cash equivalents at beginning of period	5,833	13,356

Cash and cash equivalents at end of period	$1,069	$7,352

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable, organized under the laws of the United Mexican States, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société ananyme (“Jafra S.A.”), which in turn is a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). A minority interest of Jafra Cosmetics International S.A. de C.V. is owned by Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”).

     The accompanying unaudited interim consolidated financial statements as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.), excluding the carved-out distribution operations of Distribuidora Venus, S.A. de C.V. (“Venus”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Cosmetics S.A.’s consolidated financial statements as of March 31, 2004 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.

     Jafra Distribution was organized under the laws of the United Mexican States on February 26, 2003 to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Venus, a wholly-owned subsidiary of Jafra Cosmetics S.A. Jafra Distribution is owned by five indirect wholly-owned subsidiaries of the Parent.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10 ¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 ¾% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra Cosmetics S.A. to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

     The New Notes represent several obligations of Jafra Distribution and JCI. Jafra Cosmetics S.A. has fully and unconditionally guaranteed the obligations of Jafra Distribution under the New Notes. As Jafra Cosmetics S.A. is not a consolidated subsidiary of Jafra Distribution, the Parent is filing these separate financial statements of Jafra Cosmetics S.A. in its Report on Form 10-Q.

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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for Jafra Cosmetics S.A. in the first quarter of 2004. The adoption of FIN 46 did not have a material impact on Jafra Cosmetics S.A.’s financial position or results of operations.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2004	2003
Land	$9,556	$9,498
Buildings	9,603	9,545
Machinery, equipment and other	22,198	21,304

	41,357	40,347
Less accumulated depreciation	7,438	6,948

Property and equipment, net	$33,919	$33,399

(3) Goodwill and Other Intangible Assets.

     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $41,360,000 and $41,111,000 as of March 31, 2004 and December 31, 2003, respectively. Except for translation adjustments, there were no changes in the carrying amount of goodwill during the three months ended March 31, 2004 and the year ended December 31, 2003. Goodwill was $26,588,000 and $26,428,000 at March 31, 2004 and December 31, 2003.

(4) Income Taxes

     The actual income tax rate of Jafra Cosmetics S.A. for the three months ended March 31, 2004 from the “expected” tax rate, computed by applying the Mexico federal corporate rate of 33% to income before income taxes due to certain permanent differences, including inflation.

(5) Restructuring Charges

     Jafra Cosmetics S.A. recorded and paid out $162,000 of restructuring charges during the first quarter of 2004 related to the Parent’s plans to transfer substantially all of its United States manufacturing operations to its facilities in Mexico. The Parent expects the transfer of these operations to be completed during the second quarter of 2004. These restructuring expenses related primarily to termination benefits. Jafra Cosmetics S.A. does not expect to incur any additional restructuring costs.

(6) Debt

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 ¾% Subordinated Notes due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

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

     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At March 31, 2004, approximately $2,870,000 was classified as a non-current liability and the remaining unamortized amount was classified as a current liability in the accompanying consolidated balance sheets.

     On May 23, 2003, with the proceeds from the guarantee fee paid by Jafra Distribution, an equity contribution by Jafra Distribution and available cash, Jafra Cosmetics S.A. redeemed its Old Notes in the aggregate principal amount of $30,072,000 at a premium of approximately $1,767,000. Additionally, Jafra Cosmetics S.A. repaid $2,375,000 under the Old Credit Agreement and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, Jafra Cosmetics S.A. wrote off approximately $75,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $1,842,000 and was recorded as loss on extinguishment of debt in the second quarter of 2003.

(7) Comprehensive Income (Loss)

     Comprehensive Income (loss) is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Net income (loss)	$5,181	$(1,749)
Unrealized and deferred realized (loss) gain on derivatives	(435)	355
Reclassification of deferred realized gain to exchange (loss) gain	—	(550)
Reclassification of deferred realized loss to cost of sales	—	678
Tax benefit on unrealized and deferred realized (loss) gain on derivatives	—	(75)
Foreign currency translation adjustments	341	(1,487)

Comprehensive income (loss)	$5,087	$(2,828)

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

(8) Related Party Transactions

     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $12,388,000 and $10,797,000 for the three months ended March 31, 2004 and 2003, respectively.

     Jafra Cosmetics S.A. provides certain administrative and other services to Jafra Distribution. The income from these services is included in service fee income from affiliate on the accompanying consolidated statements of operations. Jafra Cosmetics S.A. believes the amounts are reasonable and approximate the value of the actual services rendered.

     In addition, Jafra Cosmetics S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying consolidated statements of operations. Jafra Cosmetics S.A. is charged a portion of these management expenses based upon charges identified to Jafra Cosmetics S.A. and a formula using the percentage of revenues of Jafra Cosmetics S.A. to the total consolidated revenues of the Parent. Jafra Cosmetics S.A. believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received.

     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $750,000 and $784,000 for the three months ended March 31, 2004 and 2003, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,198,000 and $4,980,000 for the three months ended March 31, 2004 and 2003, respectively, and are based upon a percentage of Jafra Cosmetics S.A.’s third party sales.

(9) Foreign Currency Forward and Option Contracts

     Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of the Parent’s overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, Jafra Cosmetics S.A. entered into foreign currency option contracts (“option contracts” or “options”). Jafra Cosmetics S.A. places option contracts based on its rolling forecasted cash outflows and hedges transactions included in the forecast on the date the option contract is initiated. As a matter of policy, Jafra Cosmetics S.A. does not hold or issue forward contracts or option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     Jafra Cosmetics S.A. currently designates certain of its option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI, forecasted management fee charges from JCI, and U.S. dollar-denominated interest payments made by Jafra Cosmetics S.A. or Jafra Distribution. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net income (loss) when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid.

     During the three months ended March 31, 2004 and 2003, Jafra Cosmetics S.A. recognized losses of approximately $420,000 and gains of approximately $627,000 on option contracts, respectively, as a component of exchange gain (loss) on the accompanying consolidated statements of operations.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     As of December 31, 2003, Jafra Cosmetics S.A. had deferred as a component of other comprehensive loss $278,000 of gains on option contracts. During the three months ended March 31, 2004, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $435,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. Jafra Cosmetics S.A. expects that substantially all of the remaining loss of $157,000 deferred as a component of other comprehensive loss at March 31, 2004 will be recognized into net income (loss) within the next fifteen months.

     The fair value of the option contracts was $415,000 at March 31, 2004 and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contracts was $440,000 at December 31, 2003, and was recorded in other receivables in the consolidated balance sheets.

     During the three months ended March 31, 2004 and 2003, the ineffectiveness generated by Jafra Cosmetics S.A.’s option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three months ended March 31, 2004 and 2003, $0 and $230,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 691,000,000 and 831,000,000 in put and call positions at March 31, 2004 and December 31, 2003, respectively, and mature at various dates through June 30, 2005. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency forward contracts (“forward contracts”) with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange gain (loss) on the accompanying consolidated statements of operations. During the three months ended March 31, 2004, Jafra Cosmetics S.A. recognized gains of $3,275,000 related to the forward contracts. As of March 31, 2004, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A. The following provides information about the details of Jafra Cosmetics S.A.’s forward contract as of December 31, 2003 (in thousands):

	Forward Position		Weighted
	In Mexican	Maturity	Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)
Sell Mexican peso/buy U.S. dollars	1,677,924	3/04/04	10.43	$(3,213)

(1)	The fair value of the forward position presented above, an unrealized loss of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in payables to affiliates in the accompanying consolidated balance sheets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the results of operations, financial condition and liquidity of the Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2003 included in the Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for future periods.

Recent Developments—Announcement of Sale to Vorwerk & Co. eins GmbH

     On March 30, 2004, it was announced that Vorwerk & Co. eins GmbH (“Vorwerk”) entered into an agreement whereby it will acquire all of the issued and outstanding common stock of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.) , which will be the Company’s top-tier holding company upon completion of the liquidation of CDRJ Investments, from its shareholders. Vorwerk & Co. eins GmbH is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The transaction is expected to close in the second quarter of 2004 and is subject to the satisfaction of customary closing conditions, including customary regulatory approvals. The agreement may be terminated if the transaction is not consummated by July 31, 2004. The Company and its subsidiaries will remain responsible for their outstanding debt following the closing of the transaction.

     There can be no assurance that this transaction will be completed as announced, or at all. If this transaction is completed as contemplated, it will constitute a change of control as defined in the Senior Credit Agreement and in the indenture governing the Company’s 10 3/4% Notes. Upon completion of this transaction, the Company expects that Jafra S.A. will withdraw the registration statement filed on February 13, 2004 in connection with its proposed initial public offering of its common stock (the “Registration Statement”) and that the Company will not consummate the redemption of 35% of the 10 3/4% Notes described in the Registration Statement.

     Because this transaction will constitute a change of control as defined in the indenture governing the Company’s 10 3/4% Notes, the Company will be required to send a notice to noteholders of their right to require the repurchase of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of such repurchase. As of May 12, 2004, the 10 3/4% Notes were trading at a price equal to approximately 111% of the principal amount thereof. The Senior Credit Agreement prohibits the Company from making such a purchase unless and until all outstanding indebtedness under the term loan portion of the senior secured credit facility is paid in full, no other defaults under the Senior Credit Agreement shall have occurred and be continuing and the Company is in compliance with a maximum leverage test, or unless the Company obtains a waiver of this condition from at least two lenders holding more than 50% in the aggregate of the loans and commitments outstanding thereunder. The occurrence of a change of control constitutes an event of default under the Senior Credit Agreement and, unless waived by at least two lenders holding more than 50% in the aggregate of the loans and commitments outstanding thereunder, could result in the acceleration of all amounts owing under the Senior Credit Agreement and the termination of the lending commitments thereunder. The Company and Vorwerk are currently seeking such waivers and the Company understands that Vorwerk intends to seek an appropriate source of refinancing for the outstanding indebtedness under the Senior Credit Agreement in the event that this transaction is consummated as contemplated and such waivers are not obtained.

     There can be no assurance that such refinancing will be obtained or that the Company will be able to obtain such waivers, or, even if such waivers were to be obtained, that the Company would have funds available to make the required offer to repurchase the 10 3/4% Notes. The Company understands that Vorwerk intends to seek an appropriate source of financing for the repurchase of any 10 3/4% Notes that may be offered to the Company by the holders thereof; however, there can be no assurance that the Company will be able to obtain such financing on terms that would not result in a violation of the terms of the Senior Credit Agreement (to the extent then effective) and/or the indenture governing the 10 3/4% Notes, or at all. The occurrence of an event of default under either or both of the Senior Credit Agreement and the indenture governing the 10 3/4% Notes could result in materially adverse consequences to the Company and to the holders of its 10 3/4% Notes.

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

		Three Months Ended March 31,
	2004		2003
Net sales	$103.1	100.0%	$90.1	100.0%
Cost of sales	24.2	23.5	21.5	23.9

Gross profit	78.9	76.5	68.6	76.1
Selling, general and administrative expenses	63.2	61.3	57.4	63.7
Transaction related expenses	3.4	3.3	0.8	0.9
Restructuring charges	1.9	1.8	—	—

Income from operations	10.4	10.1	10.4	11.5
Other income (expense):
Exchange gain (loss), net	0.5	0.5	(0.8)	(0.9)
Interest expense	(6.8)	(6.6)	(2.7)	(3.0)
Interest income	0.1	0.1	0.2	0.2
Other expense	(0.1)	(0.1)	—	—
Other income	0.1	0.1	—	—

Income before income taxes	4.2	4.1	7.1	7.8
Income tax expense	3.0	2.9	3.8	4.2

Income from continuing operations	1.2	1.2	3.3	3.6
Loss on discontinued operations, net of income tax benefit of $0 in 2004 and 2003	(0.1)	(0.1)	(0.8)	(0.9)

Net income	$1.1	1.1%	$2.5	2.7%

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

					Corporate,
					Unallocated and
Dollars in millions	Mexico	United States	Europe	All Others	Other	Consolidated Total
Three Months Ended March 31, 2004
Net sales	$70.9	$22.7	$8.3	$1.2	$—	$103.1
Cost of sales	17.5	5.0	1.3	0.4	—	24.2

Gross profit	53.4	17.7	7.0	0.8	—	78.9
Selling, general and administrative expenses	34.7	15.6	6.7	1.5	4.7	63.2
Transaction related expenses	—	—	—	—	3.4	3.4
Restructuring charges	—	—	—	—	1.9	1.9

Income (loss) from operations	$18.7	$2.1	$0.3	$(0.7)	$(10.0)	$10.4

Three Months Ended March 31, 2003
Net sales	$56.8	$24.7	$7.4	$1.2	$—	$90.1
Cost of sales	14.2	5.5	1.4	0.4	—	21.5

Gross profit	42.6	19.2	6.0	0.8	—	68.6
Selling, general and administrative expenses	27.9	15.9	6.0	2.0	5.6	57.4
Transaction related expenses	—	—	—	—	0.8	0.8

Income (loss) from operations	$14.7	$3.3	$0.0	$(1.2)	$(6.4)	$10.4

     Net sales. Net sales in the first quarter of 2004 increased to $103.1 million from $90.1 million in the first quarter of 2003, an increase of $13.0 million, or 14.4%. Net sales in local currencies in the first quarter of 2004 increased by 15.0% over the comparable prior year period. As a result of weaker average exchange rates during the first quarter of 2004 compared to the first quarter of 2003, the increase in net sales measured in U.S. dollars was less than the increase measured in local currencies. The increase in net sales was primarily a result of the increase in the average number of consultants and in consultant productivity in Mexico, offset in part by a decrease in the average number of consultants in the United States. The Company’s average number of consultants in the first quarter of 2004 increased to approximately 438,000, or 9.5% over the average number of consultants in the first quarter of 2003. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Consultant productivity measured in U.S. dollars in the first quarter of 2004 increased 4.6% compared to the first quarter of 2003. Measured in local currencies, consultant productivity increased 5.3% compared to the first quarter of 2003. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. Quarterly productivity may increase or decrease significantly due to changes in the nature and timing of certain promotions from one year to another.

     In Mexico, net sales in the first quarter of 2004 increased to $70.9 million from $56.8 million in the first quarter of 2003, an increase of $14.1 million, or 24.8%. Net sales in Mexico measured in local currency increased 27.7% over the comparable 2003 period. The period-over-period net sales increase measured in local currency was due primarily to increases in the average number of consultants and in consultant productivity. In Mexico the average number of consultants in the first quarter of 2004 was approximately 320,000, an increase of 22.8% compared to the first quarter of 2003, primarily as a result of attractive sponsoring promotions, such as promotional new consultant cases or consultant cases that included special gifts, and increased consultant retention. Consultant productivity measured in local currency during the first quarter of 2004 increased 4.0% compared to consultant productivity during the first quarter of 2003 as a result of hostess promotions in March and the product sales mix which included more fragrances and skin care products, which had higher average prices compared to prices of the types of products sold in the first quarter of 2003.

     In the United States, including the Dominican Republic, net sales in the first quarter of 2004 decreased to $22.7 million from $24.7 million in the first quarter of 2003, a decrease of $2.0 million, or 8.1%. During 2004, the Company classified its Dominican Republic operations within the United States segment as the operations in the Dominican Republic are under the same management as operations in the United States and the Company’s key financial decision makers evaluate the results of the Dominican Republic within the United States segment. The decrease in net sales was primarily the result of a decrease in the average number of consultants in both the Hispanic and General Divisions and a decrease in General Division consultant productivity.

     Net sales in the Hispanic Division (including the Dominican Republic) decreased to approximately $15.4 million in the first quarter of 2004, or 5.4% compared to the first quarter of 2003 as a result of a decrease in the average number of consultants. The average number of consultants decreased 6.0%, to approximately 54,000 consultants, in the first quarter of 2004 compared to the first quarter of 2003 as a result of system implementation issues, mainly in January and February, that affected sponsoring and consultant ordering and contributed to increased consultant losses.

     Net sales in the General Division decreased 13.0% to approximately $7.3 million in the first quarter of 2004 compared to the first quarter of 2003, due to decreases in the average number of consultants and in consultant productivity. The average number of consultants in the period was approximately 27,000, a 10.6% decrease compared to the first quarter of 2003, as a result of system implementation issues, mainly in January and February, that affected sponsoring and consultant ordering and contributed to increased consultant losses. Consultant productivity in the first quarter of 2004 decreased 2.5% compared to consultant productivity in the first quarter of 2003.

     In Europe, net sales increased to $8.3 million in the first quarter of 2004 from $7.4 million in the first quarter of 2003, an increase of $0.9 million, or 12.2%, as a result of stronger average local currencies compared to the U.S. dollar. European net sales measured in local currencies in the first quarter of 2004 decreased 2.7% compared to the first quarter of 2003, primarily as a result of a decrease in consultant productivity, partially offset by an increase in the average number of consultants. During the first quarter of 2004, consultant productivity measured in local currencies decreased 6.2% as a result of a less active consultant base. The average number of consultants in Europe increased 3.8% to over 18,000 consultants during the first quarter of 2004 compared to the first quarter of 2003. The growth in the average number of consultants was primarily due to promotions aimed at consultant retention.

     Net sales in the other markets were constant at $1.2 million in the first quarters of 2004 and 2003. Other markets consist of Brazil, Argentina and, in 2003, Thailand. Brazil net sales were $1.0 million in the first quarter of 2004, an increase of 11.3% compared to the first quarter of 2003, as a result of a stronger average exchange rates and an increase in consultant productivity, partially offset by a decrease in the average number of consultants. During the fourth quarter of 2003, the Company implemented restructuring activities in Brazil. A result of program changes implemented as part of the restructuring was a smaller, more productive consultant base. Net sales in Argentina increased 26.5% to approximately $0.2 million in the first quarter of 2004 compared to the first quarter of 2003 primarily as a result of an increase in the consultant base and stronger average exchange rates compared to the U.S. dollar. The increase in the average number of consultants in Argentina in the period was primarily the result of strategies implemented at the end of 2003 to focus on sponsoring new consultants. The strategies were carried forward into 2004. During the fourth quarter of 2003, the Company ceased operations in Thailand, where net sales had been minimal.

     Gross profit. Consolidated gross profit in the first quarter of 2004 increased to $78.9 million from $68.6 million in the comparable prior year period, an increase of $10.3 million, or 15.0%. Gross profit as a percentage of net sales (gross margin) increased to 76.5% in the first quarter of 2004, compared to 76.1% in the first quarter of 2003. The increase in gross margin in the first quarter of 2004 was due primarily to increases in gross margin in Mexico and the United States.

     In Mexico, gross margin in the first quarter of 2004 increased to 75.3% from 75.0% in the first quarter of 2003. The increase in gross margin in Mexico was primarily the result of the impact in 2003 of reclassification of deferred exchange losses from other comprehensive income to cost of sales in connection with Statement of Financial Accounting Standards (“SFAS”) No. 133. In the first quarter of 2003, approximately $0.7 million of deferred exchange losses were reclassified to cost of sales. No deferred exchange losses were reclassified to cost of sales during the first quarter of 2004.

     In the United States, gross margin in the first quarter of 2004 increased to 78.0% from 77.7% in the first quarter of 2003 mainly due to a decrease in the proportion of total sales composed of lower-margin promotional products in the first quarter of 2004 compared to the same period of 2003 and more favorable margins on regular line and promotional products. This was partially offset by greater negative purchase price variances based on a standard costing system in the first quarter of 2004 compared to the first quarter of 2003.

     In Europe, gross margin in the first quarter of 2004 increased to 84.3% from 81.1% in the first quarter of 2003 due to the favorable impact of purchases of inventory denominated in U.S. dollars as a result of the stronger euro.

     Selling, general and administrative expenses. SG&A expenses in the first quarter of 2004 increased to $63.2 million from $57.4 million in the first quarter of 2003, an increase $5.8 million, or 10.1%. SG&A expenses as a percentage of net sales were 61.3% during the first quarter of 2004 compared to 63.7% in the first quarter of 2003, due primarily to reduced SG&A expenses, as a percentage of net sales, at the Company’s Mexican subsidiary, offset in part by higher SG&A expenses, as a percentage of net sales, at the Company’s U.S. subsidiary.

     In Mexico, SG&A expenses in the first quarter of 2004 increased by $6.8 million, or 24.4%, to $34.7 million compared to $27.9 million in the first quarter of 2003. SG&A expenses decreased as a percentage of net sales to 48.9% in the first quarter of 2004, compared to 49.1% in the first quarter of 2003. The decrease in SG&A expenses as a percentage of net sales was primarily due to decreased administrative expenses, partially offset by increased commission and sales promotional expenses. During the first quarter of 2004 compared to the first quarter of 2003, collection of accounts receivable improved in Mexico. Improved collections resulted in an increase in override expense as a percentage of net sales, as overrides are paid on collected net sales, and a decrease in bad debt expense as a percentage of net sales, which had a favorable impact on administrative expenses. Sales promotional expenses increased as a percentage of net sales as a result of additional promotional activity aimed at increasing sales and reducing inventories during the first quarter of 2004 compared to the first quarter of 2003.

     In the United States, SG&A expenses in the first quarter of 2004 decreased by $0.3 million, or 1.8%, to $15.6 million from $15.9 million in the first quarter of 2003. SG&A expenses as a percentage of net sales were 68.7% in the first quarter of 2004 compared to 64.4% in the first quarter of 2003. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased selling and administrative expenses in part due to increased information technology depreciation expense and the negative impact of lower sales on fixed administrative expenses as a percentage of net sales.

     In Europe, SG&A expenses in the first quarter of 2004 increased by $0.7 million, or 11.7%, to $6.7 million from $6.0 million in the first quarter of 2003. SG&A expenses as a percentage of net sales in Europe decreased to 80.7% in the first quarter of 2004 compared to 81.1% in the first quarter of 2003. The decrease in SG&A expenses as a percentage of net sales was due to a decrease in sales promotional expenses, partially offset by an increase in override expenses. In the first quarter of 2003, promotional expenses were greater than in 2004 in an effort to increase the consultant base and generate sales. Override expenses have been increasing as a percentage of net sales due to better collections and changes in the program implemented during the middle of 2003.

     SG&A expenses in the Company’s other markets in the first quarter of 2004 decreased by $0.5 million, or 25.0%, compared to the first quarter of 2003. During the latter part of 2003, the Company implemented an aggressive restructuring plan in Brazil to reduce costs and minimize losses. As a result of this restructuring, SG&A expenses as a percentage of net sales were 125.0% during the first quarter of 2004 compared to 167.7% during the first quarter of 2003.

     SG&A expenses in “Corporate, Unallocated and Other” decreased by $0.9 million or 16.1% to $4.7 million in the first quarter of 2004 compared to $5.6 million in the first quarter of 2003 as a result of fewer termination charges during the first quarter of 2004 compared to the first quarter of 2003.

     Transaction Related Expenses. During the first quarter of 2004, the Company incurred $3.4 million of contemplated transaction expenses compared to $0.8 million in the first quarter of 2003. Most of these transaction related expenses were for transactions contemplated but never completed.

     Restructuring Charges. During the first quarter of 2004 the Company recorded $1.9 million of restructuring charges, primarily severance charges, related to implementation of its plan to move substantially all of its manufacturing functions to its facilities in Mexico.

     Exchange gain (loss). The Company’s foreign exchange gain was $0.5 million in the first quarter of 2004 compared to an exchange loss of $0.8 million in the first quarter of 2003, a favorable change of $1.3 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt, and gains and losses arising from other foreign currency-denominated transactions, including remeasurment of U.S. dollar-denominated intercompany accounts. During the first quarter of 2004, the Company recognized $0.9 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt. This was partially offset by $0.4 million of exchange losses on option contracts. The net gains and losses related to other foreign currency-denominated transactions was nominal during the first quarter of 2004. During the first quarter of 2003, the Company recognized $1.2 million of losses related to the remeasurement of U.S. dollar-denominated debt and $0.2 million of exchange losses on other foreign currency transactions. These exchange losses were partially offset by $0.6 million of exchange gains on option contracts. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including interest income) in the first quarter of 2004 increased to $6.7 million from $2.5 million in the first quarter of 2003, an increase of $4.2 million, or 168.0%. The increase was primarily due to a greater amount of debt outstanding during the first quarter of 2004 compared to the first quarter of 2003. As of March 31, 2004, the Company had $245.6 million of debt outstanding, comprised of $200.0 million of 10 ¾% notes and $45.6 million of term loan, compared to $83.2 million of debt outstanding at March 31, 2003.

     Income tax expense. Income tax expense was $3.0 million in the first quarter of 2004, compared to $3.8 million in the first quarter of 2003, a decrease of $0.8 million. The Company’s effective income tax rate from continuing operations was 71.4% in the first quarter of 2004, compared to 53.5% in the first quarter of 2003. The increase in the effective tax rate in the first quarter of 2004 compared to the first quarter of 2003 was primarily the result of valuation allowances against certain operating losses at a Mexican entity during the first quarter of 2004. In each quarter, the Company recorded valuation allowances against operating losses in its European and South American subsidiaries, which resulted in an increase in the effective tax rate over the corporate rate.

     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of income as losses on discontinued operations. Losses on discontinued operations were $0.1 million during the first quarter of 2004, compared to $0.8 million during the first quarter of 2003, a decrease of $0.7 million. As these markets were substantially liquidated during 2003, the losses attributable to these markets was less during the first quarter of 2004 compared to the first quarter of 2003.

     Net income. Net income was $1.1 million in the first quarter of 2004 compared to $2.5 million in the first quarter of 2003, a decrease of $1.4 million, or 56.0%. The decrease in net income was primarily the result of an increase of $5.8 million in SG&A expenses, $2.6 million increase in transaction related expenses, $1.9 million of restructuring charges in the first quarter 2004, a $4.2 million increase in net interest expense, partially offset by a $10.3 million increase in gross profit, a $1.3 million favorable change in exchange gain (loss), net, a $0.8 million decrease in income tax expense and a $0.7 million decrease in loss on discontinued operations.

Liquidity and Capital Resources

Overview

     The Company has historically funded expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under the senior credit facilities. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements in the future with cash flow from operations and borrowings under the senior credit facilities as put in place in May 2003, although no assurance can be given in this regard. The Company’s belief that it will be able to meet its debt service obligations and fund its operating requirements as described herein assumes that the Company will be able to obtain the necessary consents of the lenders under its Senior Credit Agreement to repurchase any outstanding 10 3/4% Notes that may be offered to the Company by the holders of such notes should the transaction described above in “Recent Developments — Announcement of Sale to Vorwerk & Co. eins GmbH” be completed as contemplated. It further assumes that sufficient funds will be available to the Company either from operations or from another source of financing to repurchase any of the 10 3/4% Notes that may be offered to the Company by holders of such notes. The Company and Vorwerk are currently seeking the consent to these transactions of at least two lenders holding more than 50% in the aggregate of the loans and commitments outstanding under the Senior Credit Agreement, and the Company understands that Vorwerk also intends to seek an appropriate source of financing for the repurchase of any 10 3/4% Notes that may be offered to the Company by holders of such notes. However, there can be no assurance that such consents or such financing will be made available to the Company. If either or both of these assumptions proves incorrect, the Company may not have sufficient funding to meet its operating cash needs or to service its outstanding indebtedness. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels and management of accounts payable.

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

•	Jafra Worldwide was formed as a subsidiary of Jafra S.A. to act as the intermediate holding company of JCI, Jafra Cosmetics S.A. and other businesses.

•	Jafra Distribution, an affiliate of Jafra Cosmetics S.A. and an indirect wholly-owned subsidiary of Jafra Worldwide, was formed to operate the distribution business in Mexico and to act as the Mexican borrower under the new senior credit facilities and the issuer of the Mexican portion of the senior subordinated notes.

•	JCI and Jafra Distribution entered into new senior credit facilities, consisting of a $50.0 million senior secured term loan facility and a $40.0 million senior revolving credit facility, and borrowed the full amount of the term loan.

•	Jafra Distribution and JCI issued $120 million and $80 million, respectively, in aggregate principal amount of the 10 ¾% Senior Subordinated Notes due 2011, or the “10 ¾% Notes”, and used a portion of the proceeds from such issuance, together with borrowings under the term loan facility described above, to repay the indebtedness of JCI and Jafra Cosmetics S.A. then outstanding and to consummate other corporate transactions.

•	In order to compensate holders of then-outstanding options to acquire the capital stock of CDRJ Investments (Lux) S.A. for the diminution in the value of such options that would otherwise have resulted from the recapitalization transactions, JCI and Jafra Cosmetics S.A. made compensating payments in an aggregate amount of approximately $10.4 million to such holders. Through a series of inter-company transactions, the remaining proceeds from the issuance of the 10 ¾% Notes and borrowings under the senior credit facilities were paid and distributed to CDRJ Investments (Lux) S.A.

•	CDRJ Investments (Lux) S.A. then commenced liquidation proceedings and made an initial liquidating distribution to its shareholders of approximately $157.6 million in cash, of which approximately $7.2 million was paid to the Company’s executive officers and approximately $145.8 million was paid to the Clayton, Dubilier & Rice Fund V Limited Partnership, the Company’s primary shareholder, each in their respective capacities as shareholders.

     The Company expects to complete the liquidation of CDRJ Investments (Lux) S.A. in the second quarter of 2004, prior to the sale of the shares of Jafra S.A. to Vorwerk. In connection with the completion of the liquidation, all of the remaining assets of CDRJ Investments (Lux) S.A., consisting of approximately $1.3 million in cash and all of the outstanding shares of Jafra S.A., will be distributed to the shareholders of CDRJ Investments (Lux) S.A. on a pro rata basis according to their shareholdings. As a result, upon completion of the liquidation, the shareholders of CDRJ Investments (Lux) S.A. will become shareholders of Jafra S.A., and will own the same number and percentage of shares of Jafra S.A. as the number and percentage of shares they currently own in CDRJ Investments (Lux) S.A. It is expected that the shareholders of Jafra S.A. will then sell their shares to Vorwerk & Co. eins GmbH as described above under “Recent Developments — Announcement of Sale to Vorwerk & Co. eins GmbH.”

Liquidity

     On May 20, 2003, JCI and Jafra Distribution issued $200 million aggregate principal amount of 10 ¾% Notes pursuant to an indenture dated May 20, 2003 (or 10 ¾% Notes Indenture) and entered into a $90 million senior credit agreement (or “Senior Credit Agreement”.) The 10 ¾% Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The 10 ¾% Notes mature in 2011 and bear a fixed interest rate of 10 ¾% payable semi-annually.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 ¾% Notes on a senior subordinated basis on the terms provided in the 10 ¾% Notes Indenture. Each of JCI and Jafra Distribution has fully and unconditionally guaranteed the obligations of the other under the 10 ¾% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of the 10 ¾% Notes jointly and severally, on a senior subordinated basis. Each Mexican subsidiary of Jafra Distribution is required to fully and unconditionally guarantee the Mexican portion of the 10 ¾% Notes jointly and severally, on a senior subordinated basis. Jafra Distribution currently has no Mexican subsidiaries. Jafra Cosmetics S.A. has also fully and unconditionally guaranteed the obligation of Jafra Distribution under the 10 ¾% Notes. Each Mexican subsidiary of Jafra Cosmetics S.A. is required to fully and unconditionally guarantee the Mexican portion of the 10 ¾% Notes jointly and severally, on a senior subordinated basis.

     The 10 ¾% Notes are unsecured and are generally not redeemable for four years. Thereafter, the notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, JCI and Jafra Distribution at their option may concurrently redeem the 10 ¾% Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of 10 ¾% Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued and unpaid interest.

     In addition, JCI and Jafra Distribution entered into a Senior Credit Agreement (the “Senior Credit Agreement”), which provides for senior credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which a portion is available in the form of letters of credit. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. No amounts were outstanding under the revolving credit facility at December 31, 2003. Borrowings under the term loan facility are amortized in quarterly installments. Amounts outstanding under the senior credit facilities bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate plus an applicable margin or (2) an adjusted LIBOR rate plus an applicable margin. As of March 31, 2004, these applicable margins were 3.00% and 4.00% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. As of March 31, 2004, the interest rates were 7.0% and 5.2% on base rate and LIBOR loans, respectively. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company’s assets.

     The 10 ¾% Notes Indenture contains certain covenants that, among other things, limit the Parent’s ability and the ability of some of its subsidiaries to incur indebtedness or issue preferred shares, pay dividends or make distributions in respect of capital stock or to make other restricted payments; make investments; sell assets; create liens without securing the 10 ¾% Notes; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. The Parent is permitted under the 10 ¾% Notes Indenture to pay dividends, distributions and other restricted payments in an amount determined pursuant to a formula based on 50% of its consolidated net income (which, as defined in the 10 ¾% Notes Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making any restricted payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the 10 ¾% Notes Indenture) of at least 2.25 to 1.00 after giving effect to any such payments. Notwithstanding these restrictions, the 10 ¾% Notes Indenture permits (i) an aggregate of $5.0 million of otherwise restricted payments and (ii) payments for certain specified uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The 10 ¾% Notes Indenture also provides for events of default, including, but not limited to, payment defaults on, or the acceleration of the maturity of, other material debt obligations.

     The Senior Credit Agreement contains covenants that limit the Parent’s ability to incur or guarantee indebtedness, make investments, loans and advances, dispose of assets, pay dividends, make acquisitions, enter into mergers, create liens, enter into certain transactions with affiliates, make fundamental changes to its businesses and amend the terms of or prepay certain other indebtedness. In addition, the Parent is required to maintain certain financial covenants, including to maintain a maximum ratio of total debt to EBITDA of 4.25 to 1.00 (decreasing annually in steps to 3.00 to 1.00 in October 2007), to maintain a minimum interest expense ratio of 2.15 to 1.00 (increasing annually in steps to 3.00 to 1.00 in October 2007) and not to exceed a maximum annual amount of capital expenditures of $13 million, with certain exceptions. The Parent is also subject to customary affirmative covenants and events of default, including, but not limited to, a cross-default provision relating to defaults on other material debt obligations. The terms of the Senior Credit Agreement permit the Parent to pay dividends to Jafra S.A. of up to 50% of its consolidated net income (as defined in the indenture governing the 10 ¾% Notes) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the Senior Credit Agreement) does not exceed 3.00 to 1.00 after giving effect to such payment.

     These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2004, the Company was in compliance with all debt covenants.

     On May 23, 2003, with the proceeds from the issuance of the 10 ¾% Notes and borrowings under the Senior Credit Agreement, JCI and Jafra Cosmetics S.A. redeemed the 11 ¾% Notes (“Old Notes”) in the aggregate outstanding principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, JCI and Jafra Cosmetics S.A. repaid $7.4 million under the old credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $6.6 million and were recorded as a loss on extinguishment of debt in the second quarter of 2003.

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

     The Company capitalized $14.7 million of costs related to the issuance of the 10 ¾% Notes and the Senior Credit Agreement as deferred financing fees. These capitalized expenses are being amortized on a basis that approximates the interest method over the term of the 10 ¾% Notes and the Senior Credit Agreement.

     As of March 31, 2004, the Company had outstanding $245.6 million of debt, consisting of $200.0 million of 10 ¾% Notes and $45.6 million of term loans due under the Senior Credit Agreement.

     The Company believes, but no assurance can be given, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months, assuming that the necessary waivers from the Company’s lenders and/or an appropriate alternate source of financing can be obtained with regard to the change of control that would result if the proposed sale to Vorwerk is completed as contemplated. See “Recent Developments — Announcement of Sale to Vorwerk & Co. eins GmbH.” In certain foreign markets, the Company has experienced reduced consultant liquidity in certain foreign subsidiaries. Reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use available funds under the Senior Credit Agreement.

Cash Flows

     Net cash provided by operating activities was $1.8 million for the three months ended March 31, 2004, compared to $2.3 million for the three months ended March 31, 2003, a decrease of $0.5 million. Net cash provided by operating activities for the three months ended March 31, 2004 consisted of $5.2 million provided by net income plus depreciation and other non-cash items included in net income, partially offset by $3.4 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the three months ended March 31, 2004 were a decrease of $3.8 million in receivables and a decrease of $2.4 million in prepaid and other current assets, partially offset by an increase of $2.2 million in accounts payables and accrued liabilities and a $1.7 million increase in inventories.

     Net cash used in investing activities was $1.9 million for the three months ended March 31, 2004 primarily related to the purchase of property and equipment. Capital expenditures in 2004 are expected to be approximately $10.0 million.

     Net cash used in financing activities was $1.8 million for the three months ended March 31, 2004 primarily related to repayment under the term loan facility.

     The effect of exchange changes on cash was $0.4 million for the three months ended March 31, 2004.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for the Company in the first quarter of 2004. The adoption of FIN 46 did not have a material impact on the Company’s financial position or results of operations.

Foreign Operations

     As a group doing more than 78% of its business in international markets during the first quarter of 2004, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Regulators in the United States, Mexico and in other foreign markets may closely monitor the Company’s corporate structure and how it effects intercompany fund transfers.

     Net sales outside of the United States aggregated approximately 78% and 73% of the Company’s total net sales for the three months ended March 31, 2004 and 2003, respectively. In addition, as of March 31, 2004, non-U.S. subsidiaries comprised approximately 69% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to protect a hedging program to protect against potential devaluation of the Mexican peso.

     The Company’s subsidiaries in Mexico generated approximately 69% and 63% of the Company’s net sales for the three months ended March 31, 2004 and 2003, respectively, substantially all of which were denominated in Mexican pesos. During the first three months of 2004, the Mexican peso has strengthened slightly, however, during 2003 and 2002, the Mexican peso weakened compared to the U.S. dollar. During the first quarter of 2004, the remeasuremant of U.S. dollar-denominated debt resulted in an exchange gain of $0.9 million, most of which was unrealized. Jafra Mexico had $147.4 million of outstanding U.S. dollar denominated debt at March 31, 2004.

     The Company is also exposed to foreign exchange risk due to its operations in South America and Europe. The Company’s largest South American operation is Brazil and its largest European operation is Germany. During the three months ended March 31, 2004, the Brazilian real was relatively stable, but the euro devalued 2.2%.

Business Trends and Initiatives

     During the three months ended March 31, 2004, the Company’s Mexican subsidiary reported an increase in net sales of 25% measured in U.S. dollars and 28% measured in local currency compared to the first quarter of 2003. The increase in net sales was primarily the result of the increase in the consultant base, which has been the trend over the last several years. The Company’s Mexico subsidiary has reported net sales growth measured in local currencies during the last three years. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 69% of total net sales for the three months ended March 31, 2004 and 63% of total net sales for the year ended December 31, 2003.

     In the United States, the Company has continued its strategy of focusing on the distinct elements of its General and Hispanic customer groups. Additionally, the Company is including the results of the Dominican Republic within the results of the United States. Net sales for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 decreased primarily as a result of a decrease in the consultant base due to certain issues associated with a system implementation. However, in each of the past two years, net sales in the United States have increased. The Hispanic Group (U.S. Hispanic Division plus the Dominican Republic) reported 22% and 5% net sales increase for the years ended December 31, 2002 and 2003, respectively, compared to the year prior.

     Net sales in Europe have increased due to strengthening of the euro compared to the U.S. dollar and an increase in the consultant base. In the first three months of 2004, European sales contributed 8% to consolidated sales. The average number of consultants increased 4% in the first quarter of 2004 compared to the first quarter of 2003.

     During third quarter of 2003, the Company discontinued it operations in Venezuela, Colombia, Chile and Peru. During the fourth quarter of 2003, the Company ceased operations in Thailand. Additionally, during 2003, the Company implemented aggressive restructuring plans in Brazil to cut costs and minimize losses. A result of the restructuring in Brazil is a reduced, but more productive consultant base.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report (other than the Company’s consolidated financial statements and other statements of historical fact) are forward-looking statements, including, without limitation, (i) the statements in “—Recent Developments” regarding the sale of the outstanding shares of common stock of Jafra S.A. to Vorwerk & Co. eins GmbH and the Company’s and Vorwerk’s intent to seek waivers of, or refinancing of the indebtedness outstanding under, the Senior Credit Agreement; (ii) the statements in “—Liquidity and Capital Resources” concerning the Company’s expectations regarding the completion of the liquidation of CDRJ Investments (Lux) S.A., the Company’s belief that it will be able to meet its debt service obligations and fund its operating requirements in the future with cash flow from operations and borrowings under the senior credit facilities, that its existing cash, cash flow from operations and availability under the Senior Credit Agreement will provide sufficient liquidity to meet its cash requirements and working capital needs over the next twelve months and the Company’s and Vorwerk’s intent to seek waivers of, or refinancing of the indebtedness outstanding under, the Senior Credit Agreement; (iii) the statement in “—Cash Flows” that total capital expenditures in 2004 are expected to be approximately $10.0 million; and (iv) other statements as to management’s or the Company’s expectations or beliefs presented in this ''Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (including, without limitation, those discussed in “Business — Strategy,” “Business — Products,” “Business — Marketing,” “Business — Independent Consultants,” “Business — International Operations,” “Business — Manufacturing,” “Business — Distribution,” “Business — Competition,” “Business — Environmental Matters,” “Properties,” “Legal Proceedings,” “— Market for Registrant’s Common Equity and Related Stockholder Matters,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview — Recent Developments — Announcement of Sale to Vorwerk & Co. KG,” “— Markets,” “— New Accounting Pronouncements,” “— Critical Accounting Policies and Estimates,” “— Liquidity and Capital Resources,” “— Cash Flows,” or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt incurred in connection with the recapitalization discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2003. No significant changes have occurred during the first three months of 2004 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiares and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. In addition, 78% of the Company’s revenue for first three months of 2004 was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows for the three months ended March 31, 2004 were exposed to fluctuations in foreign currency exchange rates.

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

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 691,000,000 and 831,000,000 in put and call positions at March 31, 2004 and December 31, 2003, respectively, and mature at various dates through June 30, 2005. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of March 31, 2004 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At March 31, 2004:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	170,000	12.10 – 12.35	$257	Apr. – Jun. 2004
Mexican Peso	122,000	12.41 – 12.60	167	Jul. – Aug. 2004
Mexican Peso	182,000	12.28 – 12.38	209	Oct. – Dec. 2004
Mexican Peso	85,000	12.62 – 12.72	152	Jan. – Mar. 2005
Mexican Peso	132,000	12.50 – 12.60	165	Apr. – Jun. 2005

	691,000		$950

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	170,000	10.26 – 10.93	$(239)	Apr. – Jun. 2004
Mexican Peso	122,000	10.49 – 11.42	(96)	Jul. – Aug. 2004
Mexican Peso	182,000	11.13 – 11.22	(115)	Oct. – Dec. 2004
Mexican Peso	85,000	11.44 – 11.53	23	Jan. – Mar. 2005
Mexican Peso	132,000	11.34 – 11.41	(108)	Apr. – Jun. 2005

	691,000		$(535)

     The following table provides information about the details of the Company’s option contracts as of December 31, 2003 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December, 2003:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $415,000 and gain of $440,000 at March 31, 2004 and December 31, 2003, respectively, represents the carrying value and was recorded in other receivables in the consolidated balance sheets.

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

There has been no significant change in the Company’s internal controls or procedures during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

(a)     None.

(b)     None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits. The following documents are exhibits to this quarterly report on Form 10-Q.

Exhibit
Number
10.1	Stock Purchase Agreement, dated as of March 29, 2004, among Vorwerk & Co eins GmbH, CDRJ North Atlantic (Lux) S.àr.l. and the stockholders of CDRJ Investments (Lux) S.A., the indirect owners of CDRJ North Atlantic (Lux) S.àr.l.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

     A current report on Form 8-K was furnished (not filed) on February 26, 2004, under Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition,” relating to the Company’s press release setting forth its fourth quarter and full year results.

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

Date May 14, 2004