Form 10-Q
period 2004-06-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2004-08-13
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

     Common stock, par value $100 per share, outstanding at August 10, 2004 150 shares.

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L. AND SUBSIDIARIES

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three and Six Months Ended June 30, 2004

* Jafra Worldwide Holdings (Lux) S.àr.l. (the “Parent”) is the parent company of Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”), which severally issued $120 million and $80 million, respectively, of 10¾% Subordinated Notes (the “Notes”). The Parent has fully and unconditionally guaranteed the Notes on a senior subordinated basis. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International, S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”), additional indirect subsidiaries of the Parent, have fully and unconditionally guaranteed the obligations of Jafra Distribution under the Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in addition to its own financial statements, in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,768	$16,120
Receivables, net	39,408	39,680
Inventories	39,154	39,849
Prepaid income taxes	9,630	414
Prepaid expenses and other current assets	9,636	4,906
Deferred income taxes	6,381	6,381
Assets from discontinued operations	110	138

Total current assets	111,087	107,488
Property and equipment, net	61,701	63,356
Other assets:
Goodwill	62,589	63,096
Trademarks	40,209	41,242
Deferred financing fees and other, net	17,486	18,561

Total	$293,072	$293,743

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$8,750	$7,500
Accounts payable	22,289	22,213
Accrued liabilities	46,188	49,174
Income taxes payable	3,465	5,216
Deferred income taxes	2,868	2,941
Liabilites from discontinued operations	113	124

Total current liabilities	83,673	87,168
Long-term debt	250,000	240,000
Deferred income taxes	16,848	17,163
Other long-term liabilities	4,908	4,801

Total liabilities	355,429	349,132

Commitments and contingencies	—	—
Stockholder’s deficit:
Common stock, par value $100; 150 shares authorized, issued and outstanding in 2004 and 2003	15	15
Additional paid-in capital	4,296	—
Retained deficit	(58,373)	(46,250)
Accumulated other comprehensive loss	(8,295)	(9,154)

Total stockholder’s deficit	(62,357)	(55,389)

Total	$293,072	$293,743

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$103,716	$100,010	$206,838	$190,148
Cost of sales	23,875	22,688	48,058	44,218

Gross profit	79,841	77,322	158,780	145,930
Selling, general and administrative expenses	60,952	60,584	124,189	117,962
Transaction related expenses	26,114	14,354	29,523	15,124
Restructuring and impairment charges	864	—	2,773	—

(Loss) income from operations	(8,089)	2,384	2,295	12,844
Other income (expense):
Exchange (loss) gain, net	(5,091)	459	(4,540)	(304)
Interest expense	(6,942)	(4,700)	(13,735)	(7,453)
Interest income	31	70	77	239
Loss on extinguishment of debt	—	(6,620)	—	(6,620)
Other expense	(184)	(299)	(184)	(339)
Other income	44	27	27	44

Loss before income taxes	(20,231)	(8,679)	(16,060)	(1,589)
Income tax (benefit) expense	(7,069)	(2,138)	(4,123)	1,619

Loss from continuing operations	(13,162)	(6,541)	(11,937)	(3,208)
Loss on discontinued operations, net of income tax expense of $0.0 million in 2004 and 2003	(46)	(1,117)	(186)	(1,926)

Net loss	$(13,208)	$(7,658)	$(12,123)	$(5,134)

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(12,123)	$(5,134)
Loss on discontinued operations, net of tax	186	1,926

Loss from continuing operations	(11,937)	(3,208)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	3,270	2,951
Amortization and write off of deferred financing fees	980	3,030
Provision for uncollectible accounts receivable	4,256	2,938
Non-cash compensation expense	4,922	—
Asset impairment charges	423	251
Unrealized foreign exchange and derivative loss	4,511	1,355
Deferred realized foreign exchange loss	—	646
Changes in operating assets and liabilities:
Receivables	(5,082)	(2,137)
Inventories	(3)	(4,979)
Prepaid expenses and other current assets	(5,753)	(4,170)
Other assets	(362)	520
Accounts payable and accrued liabilities	(6,068)	(247)
Income taxes payable/prepaid	(5,892)	(1,000)
Other long-term liabilities	107	321
Net operating activities of discontinued operations	17	(88)

Net cash used in operating activities	(16,611)	(3,817)

Cash flows from investing activities:
Purchases of property and equipment	(3,563)	(2,702)
Other	223	(431)

Net cash used in investing activities	(3,340)	(3,133)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	200,000
Proceeds from issuance of term loan	—	50,000
Repurchase of subordinated debt due 2008	—	(75,180)
Repayments under term loan facility	(3,750)	(8,375)
Borrowings under revolving credit facility	28,900	—
Repayments under revolving credit facility	(13,900)	—
Distribution of additional paid-in capital to shareholder	—	(83,570)
Distribution payment to shareholder from retained earnings	—	(75,444)
Distribution to parent	(626)	—
Deferred financing costs	42	(13,906)
Repayments under bank debt	—	(828)

Net cash provided by (used in) financing activities	10,666	(7,303)
Effect of exchange rate changes on cash	(67)	(852)

Net decrease in cash and cash equivalents	(9,352)	(15,105)
Cash and cash equivalents at beginning of period	16,120	26,821

Cash and cash equivalents at end of period	$6,768	$11,716

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Worldwide Holdings (Lux) S.àr.l, a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.). Jafra S.A., a Luxembourg société anonyme (“Jafra S.A.”), was a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”).

     On May 27, 2004, Vorwerk & Co. eins GmbH acquired all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to the Company due to the outstanding registered debt.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cometics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

     Jafra Distribution was organized February 26, 2003 to conduct the distribution functions of the Parent’s Mexican operations. The Parent was organized on February 24, 2003 as a holding company to conduct the worldwide Jafra cosmetics business through its subsidiaries. CDRJ was a holding company that, until the Recapitalization, conducted the Jafra cosmetics business through its subsidiaries. Since the commencement of the liquidation, CDRJ has conducted no operations other than those incident to winding up its activities. The liquidation of CDRJ occurred during the second quarter of 2004.

     The accompanying unaudited interim consolidated financial statements as of and for the three and six months ended June 30, 2004 and 2003 and the accompanying audited consolidated balance sheet as of December 31, 2003 reflect the operations of the Parent and its subsidiaries and are referred to collectively as “the Company.”

     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of June 30, 2004 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Management Incentive Arrangements. The Company applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Stock Incentive Plan. As part of the Acquisition, the Management Incentive Plan was terminated. No options were granted during 2004 prior to the termination of the plan. Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three and six months ended June 30, 2004 and 2003 would be immaterial to the consolidated statements of operations.

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for the Company in the first quarter of 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations as the Company had no variable interest entities.

(2) Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials and supplies	$8,886	$6,131
Finished goods	30,268	33,718

Total inventories	$39,154	$39,849

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Land	$15,450	$15,686
Buildings	16,404	16,662
Machinery, equipment and other	50,259	50,886

	82,113	83,234
Less accumulated depreciation.	20,412	19,878

Property and equipment, net	$61,701	$63,356

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4) Goodwill and Other Intangible Assets.

     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks -- principally the Jafra name resulting from the acquisition of the Jafra business from Gillette -- to have an indefinite life. The carrying value of trademarks was $40,209,000 as of June 30, 2004. The changes in the carrying amount of goodwill for the year ended December 31, 2003 and for the six months ended June 30, 2004 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total
Balance as of December 31, 2002	$32,188	$28,548	$5,300	$137	$66,173
Impairment losses	—	—	—	(137)	(137)
Translation effect	—	(2,120)	(820)	—	(2,940)

Balance as of December 31, 2003	32,188	26,428	4,480	—	63,096
Translation effect	—	(657)	150	—	(507)

Balance as of June 30, 2004	$32,188	$25,771	$4,630	$—	$62,589

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

(5) Income Taxes

     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rate to loss before income taxes for the six months ended June 30, 2004 and for the three and six months ended June 30, 2003. For the six months ended June 30, 2004, the effective tax benefit rate was approximately 26% primarily as a result of tax benefits on pretax losses in the United States subsidiary and a valuation allowance against certain tax losses in one of the Company’s Mexican subsidiaries, partially offset by income tax expense on pretax income at another Mexican subsidiary. The income tax rate during the second quarter of 2003 was negatively impacted by certain withholding taxes in connection with the Recapitalization. During the six months ended June 30, 2003, income tax expense was approximately $1,619,000 on a pretax losses of $1,589,000 primarily due to income tax expense on pretax net income at the Company’s Mexican subsidiaries, partially offset by an income tax benefit in the United States subsidiary based on pretax net losses. Additionally, the European subsidiaries recorded valuation allowances against certain pretax net losses during the six months ended June 30, 2003.

(6) Debt and Distribution to Shareholders

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10¾% Subordinated Notes (the “New Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10¾% payable semi-annually.

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

     The New Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the New Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75 plus accrued interest. On September 15, 2003, the Issuers consummated a registered exchange of the New Notes under the Securities Act of 1933. As the Acquisition constituted a change of control as defined in the indenture governing the Company’s 10¾% Notes, the Issuers and the Parent sent a notice to noteholders of their right to require the repurchase of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of such repurchase. Subsequent to June 30, 2004, holders of the 10¾% notes exercised their option to sell an aggregate of $500,000 of the outstanding Notes to the Issuers.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 3.75% or an alternate base rate plus an applicable margin not to exceed 2.75%. As of June 30, 2004, the applicable interest rates were 7.0% and 5.13% for base rate loans and 30 day LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     In connection with closing the Acquisition, the Issuers, the Company and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provides that for a period of 90 days following the closing of the Acquisition ending August 25, 2004, the Acquisition will not constitute an event of default under the Credit Agreement. The Company is seeking refinancing of the indebtedness outstanding under the Senior Credit Agreement. The Company believes that the new senior facility will be obtained.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2004, the Company was in compliance with all covenants.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the senior credit agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10¾% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

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

     On May 23, 2003, with proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, JCI and Jafra Cosmetics S.A. redeemed the Old Notes in the aggregate outstanding principal amount of $75,180,000 at a premium of approximately $4,417,000. Additionally, JCI and Jafra Cosmetics S.A. repaid $7,375,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2,203,000 of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $6,620,000 and were recorded as loss on extinguishment of debt on the accompanying consolidated statements of operations during the three months ended June 30, 2003.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The Company capitalized $14,647,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset in the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of June 30, 2004, approximately $2,311,000 of the deferred financing fees were amortized. Upon expiration of the Senior Credit Agreement on August 25, 2004, the Company will have approximately $4,656,000 of unamortized deferred financing fees related to the Senior Credit Agreement. The Company expects to write off these deferred financing fees upon expiration of the Senior Credit Agreement and to record that write off as a loss on extinguishment of debt during the third quarter of 2004.

(7) Non-Cash Equity Contribution

     During the second quarter of 2004, the former primary shareholder of Jafra S.A. paid certain members of management and non-employee board of director members a special bonus of $4,922,000. As this amount was paid directly to the recipients from the former primary shareholder, Jafra S.A. recorded $4,922,000 as deemed contributed capital and as a non-cash transaction expense representing compensation. Jafra S.A. then contributed $4,922,000 to the Company. This contribution was partially offset by a cash distribution of $626,000 to Jafra S.A.

(8) Transaction Related Expense

     During the three and six months ended June 30, 2004, the Company incurred $26,114,000 and $29,523,000 of transaction fees related to the Acquisition and to certain other transactions contemplated but not completed. Included in these amounts was $20,282,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,922,000 of special bonus payments paid directly by the former shareholder. During the three and six months ended June 30, 2003, the Company recorded $14,354,000 and $15,124,000 of transaction expenses related to the Recapitalization and to other transactions contemplated but not completed. In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all existing outstanding stock options. In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $10,391,000 in bonus payments to current option holders during the three and six months ended June 30, 2003. Additionally, the Company authorized a special bonus of $2,715,000 to certain members of management and to non-employee directors for contributions to completing the Recapitalization of CDRJ.

(9) Restructuring and Asset Impairment Charges

     During the three and six months ended June 30, 2004 the Company recorded $864,000 and $2,773,000, respectively, of restructuring and asset impairment charges primarily related to the transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. Of these charges, approximately $423,000 was for the impairment of certain assets not transferred and the remaining amount was primarily termination benefits. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Opening balance	$1,220	$—
Additions	864	2,773
Charges against reserves	(661)	(1,350)

Ending balance	$1,423	$1,423

     The Company does not expect to incur any additional significant charges in connection with the transfer of these manufacturing operations to Mexico.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(10) Comprehensive Loss

     Comprehensive loss is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(13,208)	$(7,658)	$(12,123)	$(5,134)
Unrealized and deferred realized (loss) gain on derivatives	236	(198)	(199)	157
Reclassification of deferred realized loss to exchange (loss) gain	—	—	—	(550)
Reclassification of deferred realized loss (gain) to cost of sales	—	(24)	—	654
Foreign currency translation adjustments	1,518	2,276	1,058	(934)

Comprehensive loss	$(11,454)	$(5,604)	$(11,264)	$(5,807)

(11) Financial Reporting for Business Segments

     The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. Jafra has three reportable business segments: Mexico, the United States including the Dominican Republic, and Europe. Business results for subsidiaries in South America and Thailand are combined and included in the following table under the caption “All Others.” As of the beginning of 2004, the Company includes the results of the Dominican Republic with the results of the United States as they are under common management and the Company’s chief operating decision makers evaluate the results of the Dominican Republic with the results of the United States. All prior period results have been reclassified to be consistent with the 2004 presentation.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

		United States
		and the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
	(in thousands)
As of and for the three months ended June 30, 2004
Net sales	$67,581	$25,996	$8,763	$1,376	$—	$103,716
Income (loss) from operations	21,239	2,180	498	(626)	(31,380)	(8,089)
Depreciation	601	923	112	23	—	1,659
Capital expenditures	525	1,028	18	21	—	1,592
Segment assets	181,847	92,023	17,505	3,212	(1,625)	292,962
Discontinued operations assets	—	—	—	110	—	110
Goodwill	25,771	32,188	4,630	—	—	62,589
For the three months ended June 30, 2003
Net sales	$63,421	$26,106	$8,623	$1,860	$—	$100,010
Income (loss) from operations	17,881	3,703	503	(1,227)	(18,476)	2,384
Depreciation	552	711	148	74	—	1,485
Capital expenditures	319	729	97	29	—	1,174
As of December 31, 2003
Segment assets	$180,818	$92,420	$18,244	$3,579	$(1,456)	$293,605
Discontinued operations assets	—	—	—	138	—	138
Goodwill	26,428	32,188	4,480	—	—	63,096
For the six months ended June 30, 2004
Net sales	$138,429	$48,743	$17,056	$2,610	$—	$206,838
Income (loss) from operations	39,898	4,244	765	(1,284)	(41,328)	2,295
Depreciation	1,180	1,818	224	48	—	3,270
Capital expenditures	1,528	1,922	74	39	—	3,563
For the six months ended June 30, 2003
Net sales	$120,214	$50,816	$16,070	$3,048	$—	$190,148
Income (loss) from operations	32,550	7,057	509	(2,572)	(24,700)	12,844
Depreciation	1,098	1,476	232	145	—	2,951
Capital expenditures	803	1,627	195	77	—	2,702

Corporate, unallocated and other includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Corporate expenses	$(3,595)	$(3,574)	$(7,639)	$(7,636)
Transaction related expenses	(26,114)	(14,354)	(29,523)	(15,124)
Restructuring charges	(864)	—	(2,773)	—
Unusual charges(1)	(807)	(548)	(1,393)	(1,940)

Total corporate, unallocated and other	$(31,380)	$(18,476)	$(41,328)	$(24,700)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(12) Foreign Currency Option Contracts

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

     During the three and six months ended June 30, 2004, the Company recognized $387,000 of gains and $33,000 of losses on option contracts, respectively, and during the three and six months ended June 30, 2003, the Company recognized $627,000 of gains on option contracts as a component of exchange (loss) gain, net on the accompanying consolidated statements of operations.

     As of December 31, 2003, the Company had deferred as a component of other comprehensive loss $278,000 of gains on option contracts. During the six months ended June 30, 2004, the Company deferred as a component of other comprehensive loss $199,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. The Company expects that substantially all of the remaining loss of $79,000 deferred as a component of other comprehensive loss at June 30, 2004 will be recognized into net loss within the next twelve months.

     The fair value of the option contracts was $208,000 at June 30, 2004 and has been recorded in other receivables in the consolidated balance sheets. The fair value of the option contracts was $440,000 at December 31, 2003, and was recorded in other receivables in the consolidated balance sheets.

     During the three and six months ended June 30, 2004 and 2003 the ineffectiveness generated by the Company’s option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three and six months ended June 30, 2004 and 2003, $0 and $230,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 521,000,000 and 831,000,000 in put and call positions at June 30, 2004 and December 31, 2003, respectively, and mature at various dates through June 30, 2005. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(13) Discontinued Operations/Markets to be Exited

     During 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets in 2003. As such, the results of the operations of these markets have been classified as discontinued operations in all periods presented in the statements of operations. The assets and liabilities from the discontinued operations have been segregated in the accompanying consolidated balance sheets.

     Net sales and loss on discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the three months ended June 30, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(17)	(17)	(1)	(11)	(46)
For the three months ended June 30, 2003
Net sales	$658	$412	$61	$64	$1,195
Loss on discontinued operations	(643)	(343)	(26)	(105)	(1,117)

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the six months ended June 30, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(114)	(31)	(12)	(29)	(186)
For the six months ended June 30, 2003
Net sales	$1,230	$1,004	$97	$127	$2,458
Loss on discontinued operations	(832)	(864)	(105)	(125)	(1,926)

     The components of assets and liabilities of the discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
As of June 30, 2004
Assets:
Cash	$—	$30	$28	$7	$65
Receivables, net	—	25	—	—	25
Prepaid and other assets	—	—	—	20	20

Total assets	$—	$55	$28	$27	$110

Liabilities:
Accounts payable	$—	$10	$—	$7	$17
Accrued liabilities	—	96	—	—	96

Total liabilities	$—	$106	$—	$7	$113

As of December 31, 2003
Assets:
Cash	$—	$42	$37	$15	$94
Receivables, net	—	24	—	—	24
Prepaid and other assets	—	—	—	20	20

Total assets	$—	$66	$37	$35	$138

Liabilities:
Accounts payable	$—	$12	$3	$—	$15
Accrued liabilities	1	85	—	—	86
Other liabilities	—	23	—	—	23

Total liabilities	$1	$120	$3	$—	$124

     In addition to the markets discontinued, the Company has ceased operating in Thailand and is in the process of liquidating all assets.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(14) Subsequent Events

     On August 3, 2004, Michael DiGregorio resigned from his position as Executive Vice President and Chief Financial Officer of the Company. On August 3, 2004, the Company named Gary Eshleman as Chief Financial Officer.

     Five lenders have signed commitments to participate in and syndicate a new senior credit facility. The balance of a proposed four-year $60 million amended and restated senior revolving credit facility which, together with an interim loan of up to $20 million from Vorwerk, would refinance outstanding borrowings and replace commitments under the Credit Agreement. The Company is seeking to consummate this refinancing prior to the expiration of the 90-day waiver under the Credit Agreement.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,111	$8,879
Receivables, net	4,786	4,509
Inventories	11,910	12,882
Receivables from affiliates	17,516	18,747
Prepaid expenses and other current assets	8,007	2,627
Deferred income taxes	6,381	6,381

Total current assets	53,711	54,025
Property and equipment, net	26,183	28,048
Other assets:
Goodwill	36,818	36,668
Notes receivable from affiliates	18,819	17,022
Deferred financing fees, net	5,057	5,525
Other	5,049	4,966

Total	$145,637	$146,254

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$3,500	$3,000
Accounts payable	6,379	6,634
Accrued liabilities	19,427	20,918
Income taxes payable	82	387
Payables to affiliates	18,504	21,118

Total current liabilities	47,892	52,057
Long-term debt	109,000	96,000
Deferred income taxes	4,512	4,512
Other long-term liabilities	4,908	4,801

Total liabilities	166,312	157,370

Commitments and contingencies	—	—
Stockholder’s deficit:
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2004 and 2003	—	—
Additional paid-in capital	4,296	—
Retained deficit	(22,184)	(8,491)
Accumulated other comprehensive loss	(2,787)	(2,625)

Total stockholder’s deficit	(20,675)	(11,116)

Total	$145,637	$146,254

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales to third parties	$34,759	$34,796	$65,799	$67,056
Sales to affiliates	2,522	3,789	5,412	8,133

Net sales	37,281	38,585	71,211	75,189
Cost of sales	10,341	11,256	19,650	22,428

Gross profit	26,940	27,329	51,561	52,761
Selling, general and administrative expenses	29,013	27,396	56,110	55,127
Transaction related expenses	23,393	13,037	26,802	13,807
Restructuring and impairment charges	864	—	2,611	—
Management fee income from affiliates	(5,765)	(4,385)	(7,684)	(6,016)
Royalty income from affiliates, net	(5,070)	(4,722)	(10,518)	(8,918)
Market subsidy expense	350	—	600	—

Loss from operations	(15,845)	(3,997)	(16,360)	(1,239)
Other income (expense):
Exchange loss, net	(200)	(395)	(239)	(451)
Interest expense	(2,733)	(2,028)	(5,384)	(3,616)
Interest income	144	153	234	291
Loss on extinquishment of debt	—	(4,778)	—	(4,778)
Other expense	(12)	(69)	(12)	(80)
Other income	68	12	107	27

Loss before income taxes	(18,578)	(11,102)	(21,654)	(9,846)
Income tax benefit	(6,854)	(3,661)	(7,961)	(2,847)

Net loss	$(11,724)	$(7,441)	$(13,693)	$(6,999)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(13,693)	$(6,999)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,042	1,745
Provision for uncollectible accounts receivable	435	269
Non-cash compensation expense	4,922	—
Write off and amortization of deferred financing fees	426	2,464
Asset impairment charges	423	251
Unrealized foreign exchange loss	174	971
Changes in operating assets and liabilities:
Receivables	(712)	521
Inventories	972	(690)
Prepaid expenses and other current assets	(5,380)	(4,151)
Intercompany receivables and payables	(751)	5,006
Other assets	(306)	162
Accounts payable and accrued liabilities	(1,746)	653
Income taxes payable/prepaid	(305)	(504)
Other long-term liabilities	107	321

Net cash (used in) provided by operating activities	(13,392)	19

Cash flows from investing activities:
Purchases of property and equipment	(1,996)	(1,822)
Other	223	(431)

Net cash used in investing activities	(1,773)	(2,253)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	80,000
Proceeds from issuance of term loan	—	20,000
Repurchase of subordinated debt due 2008	—	(45,108)
Repayments under term loan facility	(1,500)	(6,000)
Borrowings under revolving credit facility	28,900	—
Repayments under revolving credit facility	(13,900)	—
Advances to affiliates	(1,797)	(3,992)
Distribution of additional paid-in capital to shareholder	—	(39,649)
Distribution payment to shareholder from retained earnings	—	(4,662)
Distribution to Parent	(626)	—
Deferred financing costs	42	(5,650)

Net cash provided by (used in) financing activities	11,119	(5,061)
Effect of exchange rate changes on cash	278	(460)

Net decrease in cash and cash equivalents	(3,768)	(7,755)
Cash and cash equivalents at beginning of period	8,879	13,088

Cash and cash equivalents at end of period	$5,111	$5,333

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, Inc. a Delaware corporation, is a direct wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”), which is a wholly-owned direct subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société anonyme (“Jafra S.A.”). Jafra S.A. was a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”).

     On May 27, 2004, Vorwerk & Co. eins GmbH acquired all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to JCI due to the outstanding registered debt.

     The accompanying unaudited interim consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 reflect the operations of JCI and its subsidiaries (“JCI”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of June 30, 2004 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

     On May 20, 2003, the Parent, JCI and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

     Management Incentive Arrangements. JCI applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Parent’s Stock Incentive Plan. As part of the Acquisition, the Management Incentive Plan was terminated. No options were granted during 2004 prior to the termination of the plan. Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the three and six months ended June 30, 2004 and 2003 would be immaterial to the consolidated statements of operations.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for JCI in the first quarter of 2004. The adoption of FIN 46 did not have an impact on JCI’s financial position or results of operations as JCI had no variable interest entities.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Land	$6,188	$6,188
Buildings	7,048	7,065
Machinery, equipment and other	24,996	27,188

	38,232	40,441
Less accumulated depreciation	12,049	12,393

Property and equipment, net	$26,183	$28,048

(3) Goodwill and Other Intangible Assets

     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $271,000 as of June 30, 2004. The changes in the carrying amount of goodwill for the year ended December 31, 2003 and for the six months ended June 30, 2004 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2002	$32,188	$5,300	$37,488
Translation effect	—	(820)	(820)

Balance as of December 31, 2003	$32,188	$4,480	$36,668
Translation effect	—	150	150

Balance as of June 30, 2004	$32,188	$4,630	$36,818

(4) Income Taxes

     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to loss before income taxes for the three and six months ended June 30, 2004 and 2003 principally as the result of (i) state income tax, and (ii) valuation allowances against certain operating losses in Europe and the Dominican Republic.

(5) Debt and Distribution to Shareholder

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10¾% Subordinated Notes (the “New Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10¾% payable semi-annually.

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

     The New Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the New Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75 plus accrued interest. On September 15, 2003, the Issuers consummated a registered exchange of the New Notes under the Securities Act of 1933. As the Acquisition constituted a change of control as defined in the indenture governing the Company’s 10¾% Notes, the Issuers and the Parent sent a notice to noteholders of their right to require the repurchase of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of such repurchase. Subsequent to June 30, 2004, holders of the 10¾% notes exercised their option to sell an aggregate of $500,000 of the outstanding Notes to the Issuers.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 3.75% or an alternate base rate plus an applicable margin not to exceed 2.75%. As of June 30, 2004, the applicable interest rates were 7.0% and 5.13% for base rate loans and 30 day LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     In connection with closing the Acquisition, the Issuers, the Parent and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provides that for a period of 90 days following the closing of the Acquisition ending August 25, 2004, the Acquisition will not constitute an event of default under the Credit Agreement. The Parent and Issuers are seeking refinancing of the indebtedness outstanding under the Senior Credit Agreement. JCI believes that the new senior facility will be obtained.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit JCI’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI and Jafra Distribution. As of June 30, 2004, the Parent and its subsidiaries were in compliance with all covenants.

     The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the senior credit

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10¾% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

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

     On May 23, 2003, with proceeds from the issuance of the New Notes and its borrowings under the Senior Credit Agreement, JCI redeemed its Old Notes in the aggregate outstanding principal amount of $45,108,000 at a premium of approximately $2,650,000. Additionally, JCI repaid $5,000,000 under its existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI wrote off approximately $2,128,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt were $4,778,000 and were recorded as a loss on extinguishment of debt in the accompanying consolidated statements of operations during the three months ended June 30, 2003.

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

     JCI capitalized approximately $6,007,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset in the accompanying consolidated balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of June 30, 2004, approximately $949,000 of the deferred financing fees were amortized. Upon expiration of the Senior Credit Agreement on August 25, 2004, JCI will have approximately $1,899,000 of unamortized deferred financing fees related to the Senior Credit Agreement. JCI expects to write off these deferred financing fees upon expiration of the Senior Credit Agreement and to record that write off as a loss on extinguishment of debt during the third quarter of 2004.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(6) Non-Cash Equity Contribution

     During the second quarter of 2004, the former primary shareholder of Jafra S.A. paid certain members of management and non-employee board of director members a special bonus of $4,922,000. As this amount was paid directly to the recipients from the former primary shareholder, Jafra S.A. recorded $4,922,000 as deemed contributed capital and as a non-cash transaction expense representing compensation. Jafra S.A. then contributed $4,922,000 to the Parent who then contributed the amount to JCI. This contribution was partially offset by a cash distribution of $626,000 to the Parent.

(7) Transaction Related Expenses

     During the three and six months ended June 30, 2004, JCI incurred $23,393,000 and $26,802,000, respectively, of transaction fees related to the Acquisition and to certain other transactions contemplated but not completed. Included in these amounts was $20,282,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,125,000 of special bonus payments paid directly by the former shareholder. During the three and six months ended June 30, 2003, JCI recorded $13,037,000 and $13,807,000, respectively, of transaction expenses related to the Recapitalization and to other transactions contemplated but not completed. In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all existing outstanding stock options. In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $9,445,000 in bonus payments to current option holders during the three and six months ended June 30, 2003. Additionally, JCI authorized a special bonus of $2,365,000 to certain members of management and to non-employee directors for contributions to completing the Recapitalization of CDRJ.

(8) Restructuring and Asset Impairment Charges

     During the three and six months ended June 30, 2004 JCI recorded $864,000 and $2,611,000, respectively, of restructuring and asset impairment charges primarily related to the transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. Of these charges, approximately $423,000 was for the impairment of assets not transferred and the remaining amount was primarily termination benefits. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Opening balance	$1,220	$—
Additions	864	2,611
Charges against reserves	(661)	(1,188)

Ending balance	$1,423	$1,423

     JCI does not expect to incur any additional significant charges in connection with the transfer of these manufacturing operations to Mexico.

(9) Comprehensive Loss

     Comprehensive loss is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net loss	$(11,724)	$(7,441)	$(13,693)	$(6,999)
Foreign currency translation adjustments	110	3	(162)	(40)

Comprehensive loss	$(11,614)	$(7,438)	$(13,855)	$(7,039)

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(10) Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products from Jafra Mexico totaling $3,163,000 and $5,946,000 for the three and six months ended June 30, 2004, respectively, and $2,942,000 and $5,626,000 for the three and six months ended June 30, 2003, respectively.

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

     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $844,000 and $1,594,000 for the three and six months ended June 30, 2004, respectively, and $842,000 and $1,626,000 for the three and six months ended June 30, 2003, respectively, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $5,914,000 and $12,112,000 for three and six months ended June 30, 2004, respectively, and $5,564,000 and $10,544,000 for the three and six months ended June 30, 2003, respectively, and are based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.

     JCI has granted loans to certain affiliates at annual interest rates ranging from 3% to 5%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2003 and June 30, 2004 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $144,000 and $234,000 for the three and six months ended June 30, 2004, respectively, and $151,000 and $282,000 for the three and six months ended June 30, 2003, respectively, and was included in interest income on the accompanying consolidated statements of operations.

     JCI reimburses certain foreign affiliates for the expenses that they incur in establishing a direct selling distribution system and customer base in new markets. Such market subsidies amounted to $350,000 and $600,000 for the three and six months ended June 30, 2004, respecitvely. Nothing was reimbursed during the three and six months ended June 30, 2003.

(11) Financial Reporting for Business Segments

     JCI’s business is comprised of one industry segment, direct selling, with worldwide operations, principally in the United States and Europe. JCI is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. JCI has two reportable business segments: the United States, including the Dominican Republic, and Europe. As of the beginning of 2004, JCI includes the results of the Dominican Republic with the results of the United States as JCI’s chief operating decision makers evaluate the results of the Dominican Republic with the results of the United States. All prior period results have been reclassified to be consistent with the 2004 presentation. Business results for the Thailand subsidiary are included in the following table under the caption “All Others.”

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

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
	Republic	Europe (1)	Others	and Other	Total
As of and for the three months ended June 30, 2004
Net sales	$25,996	$8,763	$—	$2,522	$37,281
Income (loss) from operations	2,180	498	—	(18,523)	(15,845)
Depreciation	923	112	—	—	1,035
Capital expenditures	1,028	18	—	—	1,046
Segment assets	92,023	17,218	61	36,335	145,637
Goodwill	32,188	4,630	—	—	36,818
For the three months ended June 30, 2003
Net sales	$26,106	$8,623	$67	$3,789	$38,585
Income (loss) from operations	3,703	503	(102)	(8,101)	(3,997)
Depreciation	711	117	33	—	861
Capital expenditures	729	97	—	—	826
As of December 31, 2003
Segment assets	$92,420	$18,003	$63	$35,768	$146,254
Goodwill	32,188	4,480	—	—	36,668
For the six months ended June 30, 2004
Net sales	$48,743	$17,056	$—	$5,412	$71,211
Income (loss) from operations	4,244	765	—	(21,369)	(16,360)
Depreciation	1,818	224	—	—	2,042
Capital expenditures	1,922	74	—	—	1,996
For the six months ended June 30, 2003
Net sales	$50,816	$16,070	$170	$8,133	$75,189
Income (loss) from operations	7,057	509	(282)	(8,523)	(1,239)
Depreciation	1,476	201	68	—	1,745
Capital expenditures	1,627	195	—	—	1,822

(1)	excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and affiliate of JCI

Corporate, unallocated and other includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Corporate expenses	$(4,076)	$(4,309)	$(8,210)	$(8,981)
Transaction related expenses	(23,393)	(13,037)	(26,802)	(13,807)
Transaction with affiliates	10,488	9,107	17,603	14,934
Restructuring charges	(864)	—	(2,611)	—
Unusual charges(1)	(678)	138	(1,349)	(669)

Total corporate, unallocated and other	$(18,523)	$(8,101)	$(21,369)	$(8,523)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(12) Subsequent Event

     Five lenders have signed commitments to participate in and syndicate a new senior credit facility. The balance of a proposed four-year $60 million amended and restated senior revolving credit facility which, together with an interim loan of up to $20 million from Vorwerk, would refinance outstanding borrowings and replace commitments under the Credit Agreement. The Parent is seeking to consummate this refinancing prior to the expiration of the 90-day waiver under the Credit Agreement.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash	$11	$523
Receivables	169	154
Inventories	27,536	27,183
Receivables from affiliates	17,424	17,136
Prepaid income taxes	4,130	1,265
Prepaid expenses and other current assets	3,821	9,237

Total current assets	53,091	55,498
Machinery and equipment, net	1,651	1,647
Other assets:
Deferred financing fees, net	6,607	7,334
Investment in preferred shares of affiliated company	122,908	126,042
Other	2,753	3,120

Total	$187,010	$193,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,250	$4,500
Accounts payable	11,645	11,277
Accrued liabilities	1,778	2,033
Payables to affiliates	3,460	2,202

Total current liabilities	22,133	20,012
Long-term debt	141,000	144,000

Total liabilities	163,133	164,012
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2004 and 2003	5	5
Retained earnings	30,688	35,767
Accumulated other comprehensive loss	(6,816)	(6,143)

Total stockholders’ equity	23,877	29,629

Total	$187,010	$193,641

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales to affiliates	$36,867	$33,263	$76,043	$64,084
Cost of sales	25,276	20,984	51,682	40,952

Gross profit	11,591	12,279	24,361	23,132
Selling, general and administrative expenses	109	1,455	1,014	1,755
Management fee expense to affiliate	1,898	1,297	2,369	1,695
Service fee expense to affiliate	8,153	1,488	14,622	3,706

Income from operations	1,431	8,039	6,356	15,976
Other expense:
Exchange loss, net	(880)	(2,266)	(3,263)	(1,487)
Interest expense	(4,091)	(1,795)	(8,206)	(1,795)
Interest income	—	29	34	29

(Loss) income before income taxes	(3,540)	4,007	(5,079)	12,723
Income tax expense	—	3,398	—	6,361

Net (loss) income	$(3,540)	$609	$(5,079)	$6,362

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(5,079)	$6,362
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization of guarantee fee	396	106
Amortization of deferred financing fees	545	131
Unrealized foreign exchange and derivative loss	3,796	1,965
Changes in operating assets and liabilities:
Receivables	(19)	(321)
Inventories	(1,053)	(4,430)
Prepaid expenses and other current assets	99	(1,663)
Intercompany receivables and payables	546	(10,118)
Other assets	66	(15)
Accounts payable and accrued liabilities and value added taxes	5,654	4,351
Income taxes payable	(2,961)	3,034

Net cash provided by (used in) operating activities	1,990	(598)

Cash flows from investing activities:
Purchase of preferred shares of affiliate	—	(136,420)
Purchases of property and equipment	(212)	(46)

Net cash used in investing activities	(212)	(136,466)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	120,000
Proceeds from term loan	—	30,000
Payment of debt guarantee fee to affiliate	—	(4,000)
Deferred financing costs	—	(8,256)
Repayments under term loan facility	(2,250)	—

Net cash (used in) provided by financing activities	(2,250)	137,744
Effect of exchange rate changes on cash	(40)	(324)

Net (decrease) increase in cash	(512)	356
Cash at beginning of period	523	38

Cash at end of period	$11	$394

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States on February 26, 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société a responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A. (formerly CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société anonyme (“Jafra S.A.”). Jafra S.A. was formerly a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). Jafra Distribution was organized to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Distribuidora Venus, S.A. de C.V., (“Venus”), a wholly-owned subsidiary of Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”). Jafra Cosmetics S.A. is also primarily owned by five indirect wholly-owned subsidiaries of the Parent. Jafra Distribution owns a minority interest of Jafra Cosmetics S.A.

     On May 27, 2004, Vorwerk & Co. eins GmbH acquired all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to Jafra Distribution due to the outstanding registered debt.

     The accompanying unaudited interim financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 reflect the operations of Jafra Distribution or the carved-out distribution operations of Venus, which are now conducted by Jafra Distribution, and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Distribution’s financial statements as of June 30, 2004 and for the interim periods presented.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics S.A., to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)

considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for Jafra Distribution in the first quarter of 2004. The adoption of FIN 46 did not have an impact on Jafra Distribution’s financial position or results of operations as Jafra Distribution had no variable interest entities.

(2) Inventories

     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Raw materials and supplies	$8,875	$5,578
Finished goods	18,661	21,605

Total inventories	$27,536	$27,183

(3) Machinery and Equipment

     Machinery and equipment consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Machinery, equipment and other	$2,058	$1,898
Less accumulated depreciation	407	251

Machinery and equipment, net	$1,651	$1,647

(4) Investment in Affiliated Company

     On May 20, 2003, Jafra Distribution subscribed for and purchased 13,642 shares Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000 as an investment in affiliated company in the accompanying balance sheets. Except for the effect of translation, which has reduced the investment by approximately $13,512,000, Jafra Distribution carries the investment on its balance sheet at cost.

(5) Income Taxes

     During the three and six months ended June 30, 2004, Jafra Distribution recorded valuation allowances against pretax losses, which resulted in a pretax loss without a corresponding tax benefit.

(6) Debt

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10¾% Subordinated Notes due 2011, (the “New Notes”), pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of Jafra Distribution and JCI in the amount of $120 million and $80 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10¾% payable semi-annually.

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

     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At June 30, 2004, approximately $2,753,000 was classified as a non-current asset and the remaining unamortized amount was classified as a current asset in the accompanying balance sheets.

     The New Notes are unsecured and are generally not redeemable for four years from the issue date. Thereafter, the Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75 plus accrued interest. On September 15, 2003, the Issuers consummated a registered exchange of the New Notes under the Securities Act of 1933. As the Acquisition constituted a change of control as defined in the indenture governing the Company’s 10¾% Notes, the Issuers and the Parent sent a notice to noteholders of their right to require the repurchase of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of such repurchase. Subsequent to June 30, 2004, holders of the 10¾% notes exercised their option to sell an aggregate of $500,000 of the outstanding Notes to the Issuers.

     In addition, the Issuers entered into the Senior Credit Agreement, which provides for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which $20 million is available as letters of credit. The Senior Credit Agreement is allocated 40% to JCI and 60% to Jafra Distribution. As of May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million under the term facility. No amounts were outstanding under the revolving credit facility at June 30, 2004. Borrowings under the term loan facility are payable in quarterly installments of principal and interest over five years through May 20, 2008. Borrowings under the revolving credit facility mature on May 20, 2008. Borrowings under the Senior Credit Agreement bear interest at an annual rate of LIBOR plus a margin not to exceed 3.75% or an alternate base rate plus an applicable margin not to exceed 2.75%. As of June 30, 2004, the applicable interest rates were 7.0% and 5.13% for base rate loans and 30 day LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. Borrowings under the Senior Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     In connection with closing the Acquisition, the Issuers, the Parent and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provides that for a period of 90 days following the closing of the Acquisition ending August 25, 2004, the Acquisition will not constitute an event of default under the Credit Agreement. The Parent and Issuers are seeking refinancing of the indebtedness outstanding under the Senior Credit Agreement. Jafra Distribution believes that the new senior facility will be obtained.

     Both the Indenture and the Senior Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2004, the Parent and its subsidiaries were in compliance with all debt covenants

     The senior credit agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)

principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the senior credit agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the senior credit agreement) to block payments on the 10¾% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

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

     Jafra Distribution capitalized approximately $8,640,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees. These deferred financing fees are reported as a noncurrent asset in the accompanying balance sheets and are being amortized on a basis that approximates the interest method over the term of the New Notes and the Senior Credit Agreement. As of June 30, 2004, approximately $1,362,000 of the deferred financing fees were amortized. Upon expiration of the Senior Credit Agreement on August 25, 2004, Jafra Distribution will have approximately $2,757,000 of unamortized deferred financing fees related to the Senior Credit Agreement. Jafra Distribution expects to write off these deferred financing fees upon expiration of the Senior Credit Agreement and to record that write off as a loss on extinguishment of debt during the third quarter of 2004.

(7) Comprehensive (Loss) Income

     Comprehensive (loss) income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net (loss) income	$(3,540)	$609	$(5,079)	$6,362
Foreign currency translation adjustments	(879)	1,364	(673)	105

Comprehensive income (loss)	$(4,419)	$1,973	$(5,752)	$6,467

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)

(8) Related Party Transactions

     Jafra Distribution sells color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $3,163,000 and $5,946,000 for the three and six months ended June 30, 2004, respectively, and $2,977,000 and $5,670,000 for the three and six months ended June 30, 2003, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchases skin and body products from an affiliate. Purchases were $2,453,000 and $5,264,000 for the three and six months ended June 30, 2004, respectively and $3,752,000 and $8,057,000 for the three and six months ended June 30, 2003, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A., at a markup. Sales to Jafra Cosmetics S.A. were $33,704,000 and $70,097,000 for the three and six months ended June 30, 2004, respectively, and $30,286,000 and $58,414,000 for the three and six months ended June 30, 2003, respectively.

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

(9) Foreign Currency Forward Contracts

     Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution enters into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying statements of operations. During the six months ended June 30, 2004, Jafra Distribution recognized losses of $3,275,000 related to the forward contracts. As of June 30, 2004, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A. The following provides information about the details of Jafra Distribution’s forward contract as of December 31, 2003 (in thousands):

	Forward Position		Weighted
	In Mexican	Maturity	Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)
Buy U.S. dollar/sell Mexican peso	1,677,924	3/04/04	10.97	$3,213

(1)	The fair value of the forward position presented above, an unrealized gain of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in receivables from affiliates in the accompanying balance sheets.

(10) Subsequent Event

     Five lenders have signed commitments to participate in and syndicate a new senior credit facility. The balance of a proposed four-year $60 million amended and restated senior revolving credit facility which, together with an interim loan of up to $20 million from Vorwerk, would refinance outstanding borrowings and replace commitments under the Credit Agreement. The Parent is seeking to consummate this refinancing prior to the expiration of the 90-day waiver under the Credit Agreement.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,170	$5,833
Receivables, net	33,510	34,065
Receivables from affiliates	3,088	2,880
Prepaid expenses and other current assets	3,100	497

Total current assets	40,868	43,275
Property and equipment, net	33,629	33,399
Other assets:
Goodwill	25,771	26,428
Trademarks	40,089	41,111
Other	1,416	4,083

Total	$141,773	$148,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	3,991	4,073
Accrued liabilities	23,522	31,930
Income taxes payable	3,383	6,093
Payables to affiliates	23,718	24,611
Deferred income taxes	2,868	2,941
Other current liabilities	388	458

Total current liabilities	57,870	70,106
Deferred income taxes	12,336	12,651
Other long-term liabilities	3,130	3,209

Total liabilities	73,336	85,966
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2004 and 2003
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2004 and 2003	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	25,860	17,687
Accumulated other comprehensive loss	(11,757)	(9,691)

Total stockholders’ equity	68,437	62,330

Total	$141,773	$148,296

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$67,581	$63,421	$138,430	$120,214
Cost of sales	25,909	26,517	54,664	51,513

Gross profit	41,672	36,904	83,766	68,701
Selling, general and administrative expenses	34,416	30,927	69,628	58,525
Management fee expense to affiliates	3,867	3,088	5,315	4,320
Service fee income from affiliate	(8,153)	(1,488)	(14,622)	(3,706)
Restructuring charges	—	—	162	—
Royalty expense to affiliates, net	5,070	4,722	10,518	8,918

Income (loss) from operations	6,472	(345)	12,765	644
Other income (expense):
Exchange (loss) gain, net	(3,483)	1,823	(512)	96
Interest expense	(127)	(879)	(146)	(2,042)
Interest income	31	34	76	196
Loss on extinquishment of debt	—	(1,842)	—	(1,842)
Other expense	(115)	(87)	(172)	(116)

Income (loss) before income taxes	2,778	(1,296)	12,011	(3,064)
Income tax expense (benefit)	(215)	(2,525)	3,838	(2,545)

Net income (loss)	$2,993	$1,229	$8,173	$(519)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$8,173	$(519)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization of guarantee fee	784	992
Write off and amortization of deferred financing fees	—	435
Provision for uncollectible accounts receivable	3,585	2,507
Unrealized foreign exchange and derivative loss	33	40
Deferred realized derivative loss	—	646
Changes in operating assets and liabilities:
Receivables	(4,115)	(1,542)
Prepaid expenses and other current assets	(451)	(888)
Intercompany receivables and payables	1,598	6,178
Other assets	(122)	224
Accounts payable and accrued liabilities and value added taxes	(10,044)	(3,323)
Income taxes payable/prepaid	(2,615)	(3,522)

Net cash (used in) provided by operating activities	(3,174)	1,228

Cash flows from investing activities:
Purchases of property and equipment	(1,316)	(757)

Net cash used in investing activities	(1,316)	(757)

Cash flows from financing activities:
Repurchase of subordinated debt due 2008	—	(30,072)
Repayments under term loan facility	—	(2,375)
Borrowings under revolving credit facility	—	3,000
Payments under revolving credit facility	—	(3,000)
Receipt of guarantee fee from affiliate	—	4,000
Repayments under bank debt	—	(828)
Sale of Series C preferred stock	—	20,150

Net cash used in financing activities	—	(9,125)

Effect of exchange rate changes on cash	(173)	(24)

Net decrease in cash and cash equivalents	(4,663)	(8,678)
Cash and cash equivalents at beginning of period	5,833	13,356

Cash and cash equivalents at end of period	$1,170	$4,678

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable, organized under the laws of the United Mexican States, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société ananyme (“Jafra S.A.”). Jafra S.A. was formerly a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). A minority interest of Jafra Cosmetics International S.A. de C.V. is owned by Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”).

     On May 27, 2004, Vorwerk & Co. eins GmbH acquired all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to Jafra Cosmetics S.A. due to the outstanding registered debt.

     The accompanying unaudited interim consolidated financial statements as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.), excluding the carved-out distribution operations of Distribuidora Venus, S.A. de C.V. (“Venus”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Cosmetics S.A.’s consolidated financial statements as of June 30, 2004 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.

     Jafra Distribution was organized under the laws of the United Mexican States on February 26, 2003 to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Venus, a wholly-owned subsidiary of Jafra Cosmetics S.A. Jafra Distribution is owned by five indirect wholly-owned subsidiaries of the Parent.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11¾% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra Cosmetics S.A. to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made an initial liquidating distribution of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     New Accounting Pronouncements. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for Jafra Cosmetics S.A. in the first quarter of 2004. The adoption of FIN 46 did not have an impact on Jafra Cosmetics S.A.’s financial position or results of operations as Jafra Cosmetics S.A. had no variable interest entities.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2004	2003
Land	$9,262	$9,498
Buildings	9,308	9,545
Machinery, equipment and other	22,739	21,304

	41,309	40,347
Less accumulated depreciation	7,680	6,948

Property and equipment, net	$33,629	$33,399

(3) Goodwill and Other Intangible Assets.

     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $40,089,000 and $41,111,000 as of June 30, 2004 and December 31, 2003, respectively. Except for translation adjustments, there were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2004 and the year ended December 31, 2003. Goodwill was $25,771,000 and $26,428,000 at June 30, 2004 and December 31, 2003.

(4) Income Taxes

     The actual income tax rate of Jafra Cosmetics S.A. for the three and six months ended June 30, 2004 from the “expected” tax rate, computed by applying the Mexico federal corporate rate of 33% to income before income taxes due to certain permanent differences, including inflation.

(5) Restructuring Charges

     Jafra Cosmetics S.A. recorded and paid out $162,000 of restructuring charges during the first six months of 2004 related to the Parent’s transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. These restructuring expenses related primarily to termination benefits. Jafra Cosmetics S.A. does not expect to incur any additional restructuring costs in connection with this transfer.

(6) Debt

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10¾% Subordinated Notes due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear a fixed interest rate of 10¾% payable semi-annually.

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

     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis and under the Senior Credit Agreement. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At June 30, 2004, approximately $2,753,000 was classified as a non-current liability and the remaining unamortized amount was classified as a current liability in the accompanying consolidated balance sheets.

     On May 23, 2003, with the proceeds from the guarantee fee paid by Jafra Distribution, an equity contribution by Jafra Distribution and available cash, Jafra Cosmetics S.A. redeemed its Old Notes in the aggregate principal amount of $30,072,000 at a premium of approximately $1,767,000. Additionally, Jafra Cosmetics S.A. repaid $2,375,000 under the Old Credit Agreement and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, Jafra Cosmetics S.A. wrote off approximately $75,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $1,842,000 and was recorded as loss on extinguishment of debt in the accompanying consolidated statements of operations during the three months ended June 30, 2003.

(7) Comprehensive Income (Loss)

     Comprehensive Income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$2,993	$1,229	$8,173	$(519)
Unrealized and deferred realized (loss) gain on derivatives	236	(198)	(199)	157
Reclassification of deferred realized loss to exchange (loss) gain	—	—	—	(550)
Reclassification of deferred realized loss to cost of sales	—	(24)	—	654
Foreign currency translation adjustments	(2,208)	817	(1,867)	(745)

Comprehensive income (loss)	$1,021	$1,824	$6,107	$(1,003)

(8) Related Party Transactions

     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $12,870,000 and $24,957,000 for the three and six months ended June 30, 2004, respectively, and $12,086,000 and $22,866,000 for the three and six months ended June 30, 2003, respectively.

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

     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $844,000 and $1,594,000 for the three and six months ended June 30, 2004, respectively, and $842,000 and $1,626,000 for the three and six months ended June 30, 2003, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $5,914,000 and $12,112,000 for three and six months ended June 30, 2004, respectively, and $5,564,000 and $10,544,000 for the three and six months ended June 30, 2003, respectively. and are based upon a percentage of Jafra Cosmetics S.A.’s third party sales.

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

     During the three and six months ended June 30, 2004, Jafra Cosmetics S.A. recognized $387,000 of gains and $33,000 of losses, respectively, on option contracts and during the three and six months ended June 30, 2003, Jafra Cosmetics S.A. recognized $627,000 of gains, respectively on option contracts as a component of exchange (loss) gain, net on the accompanying consolidated statements of operations.

     As of December 31, 2003, Jafra Cosmetics S.A. had deferred as a component of other comprehensive loss $278,000 of gains on option contracts. During the six months ended June 30, 2004, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $199,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. Jafra Cosmetics S.A. expects that substantially all of the remaining loss of $79,000 deferred as a component of other comprehensive loss at June 30, 2004 will be recognized into net income (loss) within the next twelve months.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The fair value of the option contracts was $208,000 at June 30, 2004 and has been recorded in other receivables in the consolidated balance sheets. The fair value of the option contracts was $440,000 at December 31, 2003, and was recorded in other receivables in the consolidated balance sheets.

     During the three and six months ended June 30, 2004 and 2003 the ineffectiveness generated by Jafra Cosmetics S.A.’s option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three and six months ended June 30, 2004 and 2003, $0 and $230,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 521,000,000 and 831,000,000 in put and call positions at June 30, 2004 and December 31, 2003, respectively, and mature at various dates through June 30, 2005. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency forward contracts (“forward contracts”) with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange gain (loss) on the accompanying consolidated statements of operations. During the six months ended June 30, 2004, Jafra Cosmetics S.A. recognized gains of $3,275,000 related to the forward contracts. As of June 30, 2004, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A. The following provides information about the details of Jafra Cosmetics S.A.’s forward contract as of December 31, 2003 (in thousands):

	Forward Position		Weighted
	In Mexican	Maturity	Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)
Sell Mexican peso/buy U.S. dollar	1,677,924	3/04/04	10.97	$(3,213)

(1)	The fair value of the forward position presented above, an unrealized loss of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in payables to affiliates in the accompanying consolidated balance sheets.

(10) Subsequent Event

     Five lenders have signed commitments to participate in and syndicate a new senior credit facility. The balance of a proposed four-year $60 million amended and restated senior revolving credit facility which, together with an interim loan of up to $20 million from Vorwerk, would refinance outstanding borrowings and replace commitments under the Credit Agreement. The Parent is seeking to consummate this refinancing prior to the expiration of the 90-day waiver under the Credit Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the consolidated results of operations, financial condition and liquidity of the Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent” or the “Company”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2003 included in the Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for future periods.

     On May 27, 2004 Vorwerk & Co. eins GmbH (“Vorwerk”) acquired all of the issued and outstanding common stock of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.), which is the Company’s immediate holding company from its shareholders. The purchase transaction by Vorwerk has not been pushed down to the Company due to the outstanding registered debt.

     As this transaction constituted a change of control as defined in the indenture governing the Company’s 10¾% Notes, the Company sent a notice to noteholders of their right to require the repurchase of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of such repurchase. Subsequent to June 30, 2004, holders of the 10¾% notes exercised their option to sell an aggregate of $0.5 million of the outstanding Notes to the Company. As a result, $199.5 million principal amount of the 10¾% notes remain outstanding.

     In connection with closing of the acquisition, Jafra Cosmetics International, Inc. (“JCI”), Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”), the Parent and the requisite lenders under the Credit Agreement entered into an amendment to the Credit Agreement which provides that for a period of 90 days following the closing of the acquisition ending August 25, 2004, the acquisition will not constitute an event of default under the Credit Agreement. Five lenders have signed commitments to participate in and syndicate a senior credit facility. The balance of a proposed four-year $60 million amended and restated senior revolving credit facility which, together with an interim loan of up to $20 million from Vorwerk, would refinance outstanding borrowings and replace commitments under the Credit Agreement. The Company is seeking to consummate this refinancing prior to the expiration of the 90-day waiver under the Credit Agreement.

Foreign Operations

     As a group doing more than 76% of its business in international markets during the first six months of 2004, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Regulators in the United States, Mexico and in other foreign markets may closely monitor the Company’s corporate structure and how it effects intercompany fund transfers.

     Net sales outside of the United States constituted approximately 76% and 73% of the Company’s total net sales for the six months ended June 30, 2004 and 2003, respectively. In addition, as of June 30, 2004, non-U.S. subsidiaries comprised approximately 69% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to protect against potential devaluation of the Mexican peso.

     The Company’s subsidiaries in Mexico generated approximately 67% and 63% of the Company’s net sales for the six months ended June 30, 2004 and 2003, respectively, substantially all of which were denominated in Mexican pesos. During the first six months of 2004 and in 2003, the Mexican peso has devalued 2.6% compared to the U.S. dollar. During the first six months of 2004, the remeasuremant of U.S. dollar-denominated debt resulted in an exchange loss of $3.8 million, most of which was unrealized. Jafra Distribution had $146.3 million of outstanding U.S. dollar denominated debt at June 30, 2004.

     The Company is also exposed to foreign exchange risk due to its operations in South America and Europe. The Company’s largest South American operation is in Brazil; and its largest European operation is in Germany. During the six months ended June 30, 2004, the Brazilian real devalued 6.7% and the euro devalued 3.1%. The Company does not currently have a hedging program to protect against any further devaluation of the real or the euro. A further devaluation of either currency could have a negative impact on the Company’s results.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report are forward-looking statements made based on management’s or the Company’s expectations or beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
Net sales	$103.7	100.0%	$100.0	100.0%	$206.8	100.0%	$190.1	100.0%
Cost of sales	23.9	23.0	22.7	22.7	48.0	23.2	44.2	23.3

Gross profit	79.8	77.0	77.3	77.3	158.8	76.8	145.9	76.7
Selling, general and administrative expenses	60.9	58.7	60.5	60.5	124.2	60.1	117.9	62.0
Transaction related expenses	26.1	25.2	14.4	14.4	29.5	14.3	15.1	7.9
Restructuring and impairment charges	0.9	0.9	—	—	2.8	1.3	—	—

(Loss) income from operations	(8.1)	(7.8)	2.4	2.4	2.3	1.1	12.9	6.8
Exchange (loss) gain, net	(5.1)	(4.9)	0.4	0.4	(4.5)	(2.1)	(0.3)	(0.2)
Interest expense	(6.9)	(6.7)	(4.7)	(4.7)	(13.7)	(6.6)	(7.5)	(3.9)
Interest income	—	—	0.1	0.1	0.1	—	0.2	0.1
Loss on extinguishment of debt	—	—	(6.6)	(6.6)	—	—	(6.6)	(3.4)
Other expense	(0.2)	(0.1)	(0.3)	(0.3)	(0.2)	(0.1)	(0.3)	(0.2)
Other income	0.1	—	—	—	—	—	—	—

Loss before income taxes	(20.2)	(19.5)	(8.7)	(8.7)	(16.0)	(7.7)	(1.6)	(0.8)
Income tax (benefit) expense	(7.1)	(6.9)	(2.1)	(2.1)	(4.1)	(2.0)	1.6	0.8

Loss from continuing operations	(13.1)	(12.6)	(6.6)	(6.6)	(11.9)	(5.7)	(3.2)	(1.6)
Loss on discontinued operations, net of income tax expense of $0 in 2004 and 2003	(0.1)	(0.1)	(1.1)	(1.1)	(0.2)	(0.1)	(1.9)	(1.1)

Net loss	$(13.2)	(12.7)%	$(7.7)	(7.7)%	$(12.1)	(5.8)%	$(5.1)	(2.7)%

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Three Months Ended June 30, 2004
Net sales	$67.6	$26.0	$8.8	$1.3	$—	$103.7
Cost of sales	16.5	5.9	1.7	0.5	(0.7)	23.9

Gross profit	51.1	20.1	7.1	0.8	0.7	79.8
Selling, general and administrative expenses	29.9	17.9	6.6	1.4	5.1	60.9
Transaction related expenses	—	—	—	—	26.1	26.1
Restructuring and impairment charges	—	—	—	—	0.9	0.9

Income (loss) from operations	$21.2	$2.2	$0.5	$(0.6)	$(31.4)	$(8.1)

Three Months Ended June 30, 2003
Net sales	$63.4	$26.1	$8.6	$1.9	$—	$100.0
Cost of sales	15.0	5.9	1.9	0.8	(0.9)	22.7

Gross profit	48.4	20.2	6.7	1.1	0.9	77.3
Selling, general and administrative expenses	30.5	16.5	6.2	2.3	5.0	60.5
Transaction related expenses	—	—	—	—	14.4	14.4

Income (loss) from operations	$17.9	$3.7	$0.5	$(1.2)	$(18.5)	$2.4

     Net sales. Net sales in the second quarter of 2004 increased to $103.7 million from $100.0 million in the second quarter of 2003, an increase of $3.7 million, or 3.7%. Net sales in local currencies in the second quarter of 2004 increased by 9.5% over the comparable prior year period. As a result of weaker average exchange rates during the second quarter of 2004 compared to the second quarter of 2003, the increase in net sales measured in U.S. dollars was less than the increase measured in local currencies. The increase in net sales was driven by the increase in net sales in Mexico primarily as a result of the increase in the average number of consultants in Mexico, partially offset by a decrease in Mexico consultant productivity. The Company’s average number of consultants in the second quarter of 2004 increased to approximately 440,000, or 8.7% over the average number of consultants in the second quarter of 2003. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Consultant productivity measured in U.S. dollars in the second quarter of 2004 decreased 4.6% compared to the second quarter of 2003. Measured in local currencies, consultant productivity increased 0.8% compared to the second quarter of 2003. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. Quarterly productivity may increase or decrease significantly due to changes in the nature and timing of certain promotions from one year to another.

     In Mexico, net sales in the second quarter of 2004 increased to $67.6 million from $63.4 million in the second quarter of 2003, an increase of $4.2 million, or 6.6%. Net sales in Mexico measured in local currency increased 16.7% in the second quarter of 2004 over the comparable 2003 period. The period-over-period net sales increase measured in local currency was due primarily to increases in the average number of consultants partially offset by a decrease in consultant productivity. In Mexico the average number of consultants in the second quarter of 2004 was approximately 323,000, an increase of 23.9% compared to the second quarter of 2003, primarily as a result of a larger consultant base at the beginning of the period and successful promotions and initiatives to recruit and retain consultants. Consultant productivity measured in local currency during the second quarter of 2004 decreased 5.8% compared to consultant productivity during the second quarter of 2003 as a result of promotions focusing on the increasing the number of consultants who place orders rather than the amount ordered by each consultant.

     In the United States, including the Dominican Republic, net sales in the second quarter of 2004 decreased nominally to $26.0 million from $26.1 million in the second quarter of 2003, a decrease of $0.1 million, or 0.4%. During 2004, the Company classified its Dominican Republic operations within the United States segment for all periods presented as the operations in the Dominican Republic are under the same management as operations in the United States and the Company’s key financial decision makers evaluate the results of the Dominican Republic within the United States segment. Operations in the United States (inclusive of the Dominican Republic) are bifurcated into two separate units: the Hispanic Group, which represents approximately two-thirds of the United States segment and includes the Dominican Republic, and the General Division. In the United States, the slight decrease in net sales was primarily the result of a decrease in the average number of consultants, partially offset by an increase in consultant productivity.

     Net sales in the Hispanic Group (including the Dominican Republic) increased to $18.8 million in the second quarter of 2004 from $18.3 million in the second quarter of 2003, an increase of $0.5 million or 2.7%. The increase in net sales was primarily the result of an increase in consultant productivity partially offset by a decrease in the average number of consultants. Consultant productivity increased 7.1% in the second quarter of 2004 compared to the second quarter of 2003 as a result of program changes to increase the minimum order size in order to obtain the maximum commission percentage and certain productivity driven promotions. The average number of consultants in the Hispanic Group decreased 4.2% to approximately 56,000 in the second quarter of 2004 compared to the second quarter of 2003 as a result of a smaller consultant base at the beginning of the period. The consultant base at the beginning of the period was negatively impacted by the commercial system implementation issues experienced primarily during the latter part of 2003 and the first couple months of 2004. In the Dominican Republic, program changes were implemented and were aimed at a smaller more productive consultant base. This also contributed to the decrease in the average number of consultants and the increase in consultant productivity during the second quarter of 2004 compared to the second quarter of 2003.

     Net sales in the General Division decreased 7.7% to approximately $7.2 million in the second quarter of 2004 compared to $7.8 million the second quarter of 2003, due to decreases in the average number of consultants partially offset by an increase in consultant productivity. The average number of consultants in the period was approximately 27,000, a 13.3% decrease compared to the second quarter of 2003, as a result of a smaller consultant base at the beginning of the period as a result of the same system implementation issues experience by the Hispanic Group. Additionally, in the General Division, the minimum order size was increased in order to obtain the maximum commission percentage. A result of these program changes was a smaller more productive consultant base, and therefore consultant productivity in the second quarter of 2004 increased 6.3% compared to consultant productivity in the second quarter of 2003.

     In Europe, net sales increased to $8.8 million in the second quarter of 2004 from $8.6 million in the second quarter of 2003, an increase of $0.2 million, or 2.3%, as a result of stronger average local currencies compared to the U.S. dollar partially offset by decreases in the average number of consultants and in consultant productivity. European net sales measured in local currencies in the second quarter of 2004, decreased 4.6% compared to the second quarter of 2003. During the second quarter of 2004, the average number of consultants decreased to 18,000, or 2.6% over the comparable prior year period due to a larger consultant base in 2003 as a result of successful promotions during that 2003 period. Consultant productivity measured in local currencies decreased 2.0% as a result of more difficult general economic conditions in Germany.

     Net sales in the other markets decreased to $1.3 million in the second quarter of 2004 compared to $1.9 million in the second quarter of 2003, a decrease of $0.6 million, or 31.6%. Other markets consist of Brazil, Argentina and, in 2003, Thailand. Brazilian net sales were $1.1 million in the second quarter of 2004 compared to $1.6 million in the second quarter of 2003, a decrease of $0.5 million, or 31.3%. The decrease was primarily a result of a decrease in the average number of consultants partially offset by an increase in consultant productivity. A result of program changes implemented as part of the restructuring in 2003 was a smaller, more productive consultant base. Net sales in Argentina were constant at $0.2 million in the second quarter of 2004 and 2003. The Company ceased operations in Thailand during the fourth quarter of 2003 and therefore, there were no sales in Thailand in 2004 compared to $0.1 million during the second quarter of 2003.

     Gross profit. Consolidated gross profit in the second quarter of 2004 increased to $79.8 million from $77.3 million in the comparable prior year period, an increase of $2.5 million, or 3.2%. Gross profit as a percentage of net sales (gross margin) decreased to 77.0% in the second quarter of 2004 from 77.3% in the second quarter of 2003. The decrease in gross margin in the second quarter of 2004 was primarily a result of reduced gross margin in the Company’s Mexico subsidiary.

     In Mexico, gross margin in the second quarter of 2004 decreased to 75.6% from 76.3% in the second quarter of 2003. The decreased gross margin in Mexico was primarily the result of additional charges to the reserve for slow moving inventory and the unfavorable impact of a greater promotional product mix, partially offset by more favorable direct cost variances in the second quarter of 2004 compared to the second quarter of 2003.

     In the United States, gross margin in the second quarter of 2004 decreased nominally to 77.3% from 77.4%.

     In Europe, gross margin in the second quarter of 2004 increased to 80.7% from 77.9% in the second quarter of 2003 due to stonger local currencies compared to the U.S. dollar at the time of the purchase of the goods and favorable changes in freight and duty costs.

     Selling, general and administrative expenses. SG&A expenses in the second quarter of 2004 increased to $60.9 million from $60.5 million in the second quarter of 2003, an increase of $0.4 million, or 0.7%. SG&A expenses as a percentage of net sales decreased to 58.7% in the second quarter of 2004 compared to 60.5% in the second quarter of 2003, due primarily to reduced SG&A expenses, as a percentage of net sales, at the Company’s Mexican subsidiary, offset in part by higher SG&A expenses, as a percentage of net sales, at the Company’s U.S. subsidiary.

     In Mexico, SG&A expenses in the second quarter of 2004 decreased by $0.6 million, or 2.0%, to $29.9 million compared to $30.5 million in the second quarter of 2003. SG&A expenses decreased as a percentage of net sales to 44.2% in the second quarter of 2004 compared to 48.1% in the second quarter of 2003. The decrease in SG&A expenses as a percentage of net sales was primarily due to decreased administrative expenses as a result of decreased bad debt expenses and personnel related expense savings. Mexico has had improvements in the collection of receivables. As a result of these improvements, bad debt expense as a percentage of net sales has decreased. Additionally, administrative expenses were favorably impacted by reduced salary and personnel expenses due to personnel vacancies.

     In the United States, SG&A expenses in the second quarter of 2004 increased by $1.4 million, or 8.5%, to $17.9 million from $16.5 million in the second quarter of 2003. SG&A expenses as a percentage of net sales were 68.8% in the second quarter of 2004 compared to 63.2% in the second quarter of 2003. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased selling and administrative expenses in part due to increased information technology depreciation expense and incremental third party information technology consulting fees.

     In Europe, SG&A expenses in the second quarter of 2004 increased by $0.4 million, or 6.5%, to $6.6 million from $6.2 million in the second quarter of 2003. SG&A expenses as a percentage of net sales in Europe increased to 75.0% in the second quarter of 2004 compared to 72.1% in the second quarter of 2003. The increase in SG&A expenses as a percentage of net sales was due primarily to increased administrative expenses as a result of more information technology maintenance costs during the second quarter of 2004 compared to the second quarter of 2003.

     SG&A expenses in the Company’s other markets in the second quarter of 2004 decreased by $0.9 million, or 39.1%, to $1.4 million compared to $2.3 million in the second quarter of 2003. During the latter part of 2003, the Company implemented an aggressive restructuring plan in Brazil to reduce costs and minimize losses. As a result of this restructuring, SG&A expenses as a percentage of net sales were 107.7% during the second quarter of 2004 compared to 121.1% during the second quarter of 2003.

     SG&A expenses in “Corporate, Unallocated and Other” increased marginally to $5.1 million in the second quarter of 2004 compared to $5.0 million in the second quarter of 2003.

     Transaction Related Expenses. During the second quarter of 2004, the Company incurred $26.1 million of transaction related expenses compared to $14.4 million in the second quarter of 2003. During the second quarter of 2004, Vorwerk acquired all of the outstanding capital stock of Jafra S.A., the Company’s parent. As a part of the acquisition, all outstanding employee stock options were bought back and cancelled. This resulted in $20.3 million of compensation expense. Additionally, the former primary shareholder of Jafra S.A. paid $4.9 million in special bonuses directly to certain members of management and non-employee board of director members. This non-cash charge has been accounted for as deemed contribution by the former principal shareholder. The remaining amount recorded in the second quarter of 2004 related primarily to the expensing of insurance premiums due to change of control provisions in the insurance contracts and fees paid to professional service providers. During the second quarter of 2003, the Company completed a recapitalization of its operations by the issuance of new debt. In connection with the recapitalization, the Company paid and expensed $13.3 million in bonus payments to the then holders that held options to purchase CDRJ’S common stock, certain members of management and non-employee board of director members. Additionally, the Company expensed $1.1 million in transaction related fees during the second quarter of 2003. The Company does not expect to incur any material additional transaction related expenses relating to the acquisition. This purchase transaction has not been pushed down to the company due to the outstanding registered debt.

     Restructuring and impairment charges. During the second quarter of 2004 the Company recorded $0.9 million of restructuring and impairment charges related to its relocation of substantially all of its manufacturing functions to its facilities in Mexico. Of that amount, approximately $0.4 million related to the impairment of assets not transferred. The remaining amount was primarily severance related.

     Exchange (loss) gain. The Company’s foreign exchange loss was $5.1 million in the second quarter of 2004 compared to a foreign exchange gain of $0.4 million in the second quarter of 2003, an unfavorable change of $5.5 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt at Jafra Distribution and gains and losses arising from other foreign currency-denominated transactions, including remeasurement of U.S. dollar-denominated intercompany accounts. During the second quarter of 2004, the Company recognized $4.7 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt and $0.8 million of exchange losses on other foreign currency transactions. This was partially offset by $0.4 million of exchange gains on option contracts. During the second quarter of 2003, the Company did not recognize any gains or losses on option contracts and recognized $1.0 million of exchange gains on other foreign currency transactions. These gains were partially offset by $0.6 million of exchange losses on the remeasurement of U.S. dollar-denominated debt. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including interest income) in the second quarter of 2004 increased to $6.9 million from $4.6 million in the second quarter of 2003, an increase of $2.3 million, or 50.0%. The increase was primarily due to a greater amount of average debt outstanding during the second quarter of 2004 compared to the second quarter of 2003 as a result of the recapitalization of the Company during the second quarter of 2003.

     Loss on extinguishment of debt. On May 23, 2003, the Company repurchased its outstanding 11¾% Subordinated Notes due April 30, 2008 in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, the Company repaid $7.4 million under its existing credit agreement. In connection with the redemption of the Notes and the termination of the Credit Agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. The total expense related to the extinguishment of the previous debt was $6.6 million and was recorded in the second quarter of 2003.

     Income tax (benefit) expense. Income tax benefit was $7.1 million in the second quarter of 2004, compared to $2.1 million in the second quarter of 2003, a $5.0 million increase. The Company’s effective income tax rate from continuing operations was 35.1% in the second quarter of 2004, compared to 24.1% in the second quarter of 2003. The second quarter of 2004 was negatively impacted by valuation allowances against certain pretax losses in one of the Company’s Mexican subsidiaries The second quarter of 2003 was negatively impacted by certain withholding taxes related to the recapitalization of the Company. In each quarter, the Company recorded valuation allowances against operating losses in its European and South American subsidiaries, which had a negative impact on the effective tax rate over the corporate rate.

     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were $0.1 million during the second quarter of 2004, compared to $1.1 million during the second quarter of 2003, a decrease of $1.0 million. As these markets were substantially liquidated during 2003, the losses attributable to these markets were less during the second quarter of 2004 compared to the second quarter of 2003.

     Net loss. Net loss was $13.2 million in the second quarter of 2004 compared to $7.7 million in the second quarter of 2003, an increase of $5.5 million, or 71.4%. The increase in net loss was primarily the result of a $0.4 million increase in SG&A expenses, an $11.7 million increase in transaction related expenses, $0.9 million of restructuring and impairment charges during the second quarter of 2004, a $5.5 million unfavorable change in exchange loss, a $2.2 million increase in interest expense, partially offset by an increase of $2.5 million in gross profit, the absence of $6.6 million of losses on extinguishment of debt, a $5.0 million increase in income tax benefit and a $1.0 million decrease in loss on discontinued operations.

Six months ended June 30, 2004 compared to the Six months ended June 30, 2003

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Six Months Ended June 30, 2004
Net sales	$138.4	$48.7	$17.1	$2.6	$—	$206.8
Cost of sales	33.9	10.9	3.2	0.9	(0.9)	48.0

Gross profit	104.5	37.8	13.9	1.7	0.9	158.8
Selling, general and administrative expenses	64.6	33.6	13.1	3.0	9.9	124.2
Transaction related expenses	—	—	—	—	29.5	29.5
Restructuring charges	—	—	—	—	2.8	2.8

Income (loss) from operations	$39.9	$4.2	$0.8	$(1.3)	$(41.3)	$2.3

Six Months Ended June 30, 2003
Net sales	$120.2	$50.8	$16.1	$3.0	$—	$190.1
Cost of sales	29.2	11.2	3.3	1.3	(0.8)	44.2

Gross profit	91.0	39.6	12.8	1.7	0.8	145.9
Selling, general and administrative expenses	58.4	32.5	12.3	4.3	10.4	117.9
Transaction related expenses	—	—	—	—	15.1	15.1

Income (loss) from operations	$32.6	$7.1	$0.5	$(2.6)	$(24.7)	$12.9

     Net sales. Net sales for the six months ended June 30, 2004 increased to $206.8 million from $190.1 million for the six months ended June 30, 2003, an increase of $16.7 million, or 8.8%. Net sales measured in local currencies for the six months ended June 30, 2004 increased 12.1% compared to net sales measured in local currencies for the six months ended June 30, 2003. During the six months ended June 30, 2004 there were weaker average exchange rates compared to the six months ended June 30, 2003, resulting in a lower net sales increase measured in U.S. dollars compared to the increase measured in local currencies. The net sales increase was primarily due to an increase in net sales in Mexico as a result of an increase in the average number of consultants partially offset by a decrease in consultant productivity in Mexico. The Company’s average number of consultants worldwide for the six months ended June 30, 2004 increased to approximately 439,000, 8.9% over the average number of consultants for the six months ended June 30, 2003. Consultant productivity measured in local currencies increased 3.1% for the six months ended June 30, 2004 compared to consultant productivity for the six months ended June 30, 2003.

     In Mexico, net sales for the six months ended June 30, 2004 increased to $138.4 million from $120.2 million for the six months ended June 30, 2003, an increase of $18.2 million, or 15.1% over the comparable prior year period. Net sales measured in local currency increased 22.0% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase measured in local currency was primarily due to an increase in the average number of consultants partially offset by a decrease in consultant productivity. During the six months ended June 30, 2004, the average number of consultants in Mexico was approximately 321,000, an increase of 23.4% over the comparable prior year period primarily as a result of a larger consultant base at the beginning of the period and successful promotions to recruit and retain consultants. Consultant productivity measured in local currency during the six months ended June 30, 2004 decreased 1.1% compared to consultant productivity during the six months ended June 30, 2003.

     In the United States, including the Dominican Republic, net sales for the six months ended June 30, 2004 decreased to $48.7 million compared to $50.8 million for the six months ended June 30, 2003, a decrease of $2.1 million, or 4.1%. In the United States, the decrease in net sales was primarily the result of a decrease in the average number of consultants, partially offset by an increase in consultant productivity.

     Net sales in the Hispanic Group decreased to $34.2 million for the six months ended June 30, 2004 from $34.6 million for the six months ended June 30, 2003, a decrease of $0.4 million, or 1.2% as a result of a decrease in the average number of consultants partially offset by an increase in consultant productivity. During the six months ended June 30, 2004, the average number of consultants decreased to approximately 55,000 consultants, a decrease of 5.1% over the comparable prior year period primarily as a result of a diminished beginning consultant base as a result of system implementation issues experienced at the end of 2003 and first few months of 2004. Consultant productivity increased 4.2% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of an increase in the minimum order size to receive the maximum commission percentage. Additionally, the Dominican Republic implemented program changes which resulted in a smaller more productive consultant base.

     Net sales in the General Division decreased 10.5% to approximately $14.5 million for the six months ended June 30, 2004 compared to $16.2 million for the six months ended June 30, 2003 due to a decrease in the average number of consultants partially offset by an increase in consultant productivity. The General Division had approximately 27,000 consultants during the six months ended June 30, 2004, a decrease of 12.0% over the comparable prior year. The average number of consultants was also impacted by a diminished beginning base due to the system implementation issues at the end of 2003 and the first few months of 2004. The minimum order size required to receive the maximum commission percentage was increased. A result of the change in the minimum order size was a smaller more productive consultant base. This change had a negative impact on the total number of consultants, but resulted in an increase in consultant productivity. Consultant productivity during the six months ended June 30, 2004 was also favorably impacted by successful promotions aimed at increasing consultant productivity.

     In Europe, net sales increased to $17.1 million for the six months ended June 30, 2004 from $16.1 million for the six months ended June 30, 2003, an increase of $1.0 million, or 6.2%. In local currencies, net sales decreased 3.7% for the six months ended June 30, 2004 over the comparable prior year period as a result of a decrease in consultant productivity partially offset by a small increase in the average number of consultants. Consultant productivity measured in local currencies decreased approximately 4.2% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of a less favorable macroeconomic situation faced by the consultants. The average number of consultants increased 0.5% to approximately 18,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

     Net sales in the other markets decreased to $2.6 million for the six months ended June 30, 2004 compared to $3.0 million for the six months ended June 30, 2003, a decrease of $0.4 million or 13.3%. Net sales in Brazil decreased $0.3 million for the six months ended June 30, 2004 over the comparable prior year period due to a decrease in the consultant base partially offset by increased consultant productivity due to program changes implemented during the latter part of 2003. Net sales in Argentina increased nominally for the six months ended June 30, 2004 over the comparable prior year period. As the Company ceased operations in Thailand at the end of 2003, there were no sales during 2004 compared to $0.1 million for the six months ended June 30, 2003.

     Gross profit. Consolidated gross profit for the six months ended June 30, 2004 increased to $158.8 million from $145.9 million for the six months ended June 30, 2003, an increase of $12.9 million, or 8.8%. Gross profit as a percentage of net sales (gross margin) increased to 76.8% for the six months ended June 30, 2004 compared to 76.7% for the six months ended June 30, 2003.

     In Mexico, gross margin for the six months ended June 30, 2004 decreased to 75.5% from 75.7% for the six months ended June 30, 2003. The decrease in gross margin was primarily due lower gross margin on non-commissionable sales and additional charges for the reserve for slow moving inventory during the six months ended June 30, 2004 over the comparable prior year period. This was partially offset by the reclassification of exchange losses to cost of sales in connection with hedge accounting pursuant to SFAS No. 133 during the six months ended June 30, 2003. There were no such reclassification of losses during the six months ended June 30, 2004.

     In the United States, gross margin for the six months ended June 30, 2004 decreased to 77.6% compared to 78.0% for the six months ended June 30, 2003. The decrease in gross margin was primarily the result of the impact of the devaluation of Dominican Republic peso on the cost of goods and a less favorable product mix.

     In Europe, gross margin for the six months ended June 30, 2004 increased to 81.3% from 79.5% in the comparable prior year period due to the favorable impact of exchange rates on the purchase of goods.

     Selling, general and administrative expenses. SG&A expenses for the six months ended June 30, 2004 increased to $124.2 million compared to $117.9 million for the six months ended June 30, 2003, an increase of $6.3 million, or 5.3%. SG&A expenses, as a percentage of net sales, decreased to 60.1% for the six months ended June 30, 2004 from 62.0% for the six months ended June 30, 2003 due primarily to reduced SG&A expenses in Mexico, partially offset by increased SG&A expenses in the United States.

     In Mexico, SG&A expenses for the six months ended June 30, 2004 increased by $6.2 million, or 10.6% to $64.6 million compared to $58.4 million for the six months ended June 30, 2003. SG&A expenses decreased, as a percentage of net sales, to 46.7% for the six months ended June 30, 2004 compared to 48.6% for the six months ended June 30, 2003. The decrease in SG&A expenses as a percentage of net sales was primarily due to decreased administrative and selling expenses partially offset by increased sales promotional expense. Administrative expenses decreased primarily as a result of decreased bad debt expenses because of better collections and savings of personnel related costs due to position vacancies. Sales promotional expenses increased due to increased promotional activity and the costs associated with more winners of a trip to the annual conference.

     In the United States, SG&A expenses for the six months ended June 30, 2004 increased by $1.1 million or 3.4% to $33.6 million from $32.5 million for the six months ended June 30, 2003. SG&A expenses, as a percentage of net sales, were 69.0% for the six months ended June 30, 2004 compared to 64.0% for the six months ended June 30, 2003. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased selling and administrative expenses as a result of incremental system depreciation expenses and additional third party consulting fees related to information technology system that was implemented at the end of 2003.

     In Europe, SG&A expenses for the six months ended June 30, 2004 increased by $0.8 million, or 6.5% to $13.1 million from $12.3 million for the six months ended June 30, 2003. SG&A expenses, as a percentage of net sales, in Europe increased to 76.6% from 76.4% for the six months ended June 30, 2003. The increase in SG&A expenses as a percentage of net sales was due to increased administrative expenses and override expenses partially offset by decreased sales promotional expenses. Incremental information technology costs were the primary cause of the increased administrative expenses. Override expenses have been increasing as a percentage of net sales due to better collections and changes in the program implemented during the middle of 2003. In 2003, promotional expenses were greater than in 2004 in an effort to increase the consultant base and generate sales.

     SG&A expenses in the other markets decreased by $1.3 million or 30.2% to $3.0 million for the six months ended June 30, 2004 compared to $4.3 million for the six months ended June 30, 2003. During the latter part of 2003, the Company implemented an aggressive restructuring plan in Brazil to reduce costs and minimize losses. As a result of this restructuring, SG&A expenses were 115.4% for the six months ended June 30, 2004 compared to 143.3% for the comparable prior year period.

     SG&A expenses in “Corporate, Unallocated and Other” decreased to $9.9 million for the six months ended June 30, 2004 compared to $10.4 million for the six months ended June 30, 2003, a decrease of $0.5 million, or 4.8%. The decrease in SG&A expenses was primarily related to less unusual charges, including severance, allocated to the Company’s corporate headquarters in the first six months of 2004 over the comparable prior year period.

     Transaction Related Expenses. During the six months ended June 30, 2004, the Company incurred $29.5 million of transaction related expenses compared to $15.1 million during the six months ended June 30, 2003. During the six months ended June 30, 2004, Jafra S.A. (the Company’s sole shareholder) was acquired. As a part of this acquisition, all outstanding employee stock options were bought back and cancelled. This resulted in $20.3 million of compensation expense. Additionally, the former primary shareholder of Jafra S.A. paid $4.9 million in special bonuses directly to certain members of management and non-employee board of director members. This non-cash charge has been accounted for as a deemed contribution by the former primary shareholder. The remaining amount recorded in the six months ended June 30, 2004 related primarily to expensing of insurance premiums due to change of control provisions in the insurance contract and fees paid to professional service providers for this transaction and other transactions contemplated but not completed. During the six months ended June 30, 2003, the

Company completed a recapitalization of its operations by the issuance of new debt. In connection with the recapitalization, the Company paid and expensed $13.3 million in bonus payments to the then holders that held options to purchase CDRJ’S common stock, certain members of management and non-employee board of director members. Additionally, the Company expensed $1.1 million in transaction related fees during the six months ended June 30, 2003.

     Restructuring and impairment charges. During the six months ended June 30, 2004, the Company recorded restructuring and impairment charges of $2.8 million related to relocating substantially all of its manufacturing functions to its facilities in Mexico. Of this amount, approximately $0.4 million related to asset impairment charges and the remaining amount was primarily severance related.

     Exchange (loss) gain. The Company’s foreign exchange loss was $4.5 million for the six months ended June 30, 2004 compared to $0.3 million for the six months ended June 30, 2003, an unfavorable change of $4.2 million. During the six months ended June 30, 2004, the Company recognized $3.8 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt and $0.7 million of exchange losses on other foreign currency transactions. Exchange losses and gains related to option contracts were nominal during the six months ended June 30, 2004. During the six months ended June 30, 2003, the Company recognized $1.8 million of exchange losses on the remeasurement of U.S. dollar-denominated debt. The loss was partially offset by $0.6 million of exchange gains related to option contracts and $0.9 million of exchange gains on other foreign currency transactions. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including interest income) for the six months ended June 30, 2004 increased to $13.6 million from $7.3 million for the six months ended June 30, 2003, an increase of $6.3 million, or 86.3%. The increase was primarily due to a greater average amount of debt outstanding during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 as a result of the recapitalization of the Company during the second quarter of 2003.

     Loss on extinguishment of debt. During the six months ended June 30, 2003, the Company repurchased its outstanding Notes in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, the Company repaid $7.4 million to terminate the Credit Agreement. In connection with the redemption of the Notes and the termination of the Credit Agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. The total expense related to the extinguishment of the debt was $6.6 million and was recorded during the six months ended June 30, 2003.

     Income tax (benefit) expense. Income tax benefit was $4.1 million for the six months ended June 30, 2004 compared to an expense of $1.6 million for the six months ended June 30, 2003, a $5.7 million change. During the six months ended June 30, 2004, the effective tax rate of 25.6% was the result of a tax benefit on pretax losses in the Company’s United States subsidiary, partially offset by income tax expense on pretax income at one of the Company’s Mexican subsidiaries and valuation allowances recorded against certain pretax losses in another of the Company’s Mexican subsidiaries and certain European and South American subsidiaries. During the six months ended June 30, 2003, the Company reported a pretax loss of $1.6 million and income tax expense of $1.6 million. The Company’s Mexican subsidiaries reported pretax net income and income tax expense for the six months ended June 30, 2003. The income tax expense was partially offset by an income tax benefit in the United States subsidiary based on pretax net loss. Additionally, the European and other subsidiaries recorded valuation allowances against pretax net losses for the six months ended June 30, 2003.

     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were $0.2 million for the six months ended June 30, 2004 compared to $1.9 million for the six months ended June 30, 2003, a decrease of $1.7 million. As these markets were substantially liquidated during 2003, the losses attributable to these markets were less during the second quarter of 2004 compared to the second quarter of 2003.

     Net loss. Net loss was $12.1 million for the six months ended June 30, 2004 compared to $5.1 million for the six months ended June 30, 2003, a $7.0 million decrease in income. The decrease in income was primarily due a

$6.3 million increase in selling, general and administrative expenses, a $14.4 million increase in transaction related expenses, a $2.8 million restructuring and impairment charge, a $4.2 million increase in exchange loss, a $6.3 million increase in interest expense partially offset by a $12.9 million increase in gross profit, a $6.6 million loss on extinguishment of debt, a $5.7 million favorable change in income tax (benefit) expense and a $1.7 million decrease in loss on discontinued operations.

Liquidity and Capital Resources

Overview

     The Company has historically funded expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under the senior credit facilities. The current senior credit facility implemented in May of 2003 has been amended to expire on August 25, 2004. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements in the future with cash flow from operations and borrowings under a new senior credit facility to be executed prior to August 25, 2004 in combination with interim funding from Vorwerk. If either or both of these assumptions proves incorrect, the Company may not have sufficient funding to meet its operating cash needs or to service its outstanding indebtedness. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels and management of accounts payable.

The May 2003 Recapitalization

     In May 2003 the Company entered into a series of transactions to replace existing indebtedness, to provide funds for certain internal reorganizations, including the separation of the distribution business in Mexico from certain other operating businesses and to finance distributions to equityholders. As part of these transactions, the Company took or caused to be taken the following steps the affected liquidity.

•	As further described below, JCI and Jafra Distribution entered into new senior credit facilities, consisting of a $50.0 million senior secured term loan facility and a $40.0 million senior revolving credit facility, and borrowed the full amount of the term loan.

•	As further described below, Jafra Distribution and JCI issued $120 million and $80 million, respectively, in aggregate principal amount of the 10¾% Senior Subordinated Notes due 2011, or the “10¾% Notes”, and used a portion of the proceeds from such issuance, together with borrowings under the term loan facility described above, to repay the indebtedness of JCI and Jafra Cosmetics S.A. then outstanding and to consummate other corporate transactions.

•	In order to compensate holders of then-outstanding options to acquire the capital stock of CDRJ Investments (Lux) S.A. for the diminution in the value of such options that would otherwise have resulted from the recapitalization transactions, JCI and Jafra Cosmetics S.A. made compensating payments in an aggregate amount of approximately $10.4 million to such holders. Through a series of inter-company transactions, the remaining proceeds from the issuance of the 10¾% Notes and borrowings under the senior credit facilities were paid and distributed to CDRJ Investments (Lux) S.A.

•	CDRJ Investments (Lux) S.A. was then liquidated. In the course of its liquidation, CDRJ Investments (Lux) S.A. made an initial liquidating distribution to its shareholders of approximately $157.6 million in cash, of which approximately $7.2 million was paid to the Company’s executive officers and approximately $145.8 million was paid to the Clayton Dubilier & Rice Fund V Limited Partnership, the Company’s primary shareholder, each in their respective capacities as shareholders.

     In connection with the completion of the liquidation of CDRJ Investments (Lux) S.A, all of the remaining assets of CDRJ Investments (Lux) S.A., consisting of approximately $1.3 million in cash and all of the outstanding shares of Jafra S.A., was distributed to the shareholders of CDRJ Investments (Lux) S.A. on a pro rata basis according to their shareholdings. As a result, the shareholders of CDRJ Investments (Lux) S.A. became shareholders of Jafra S.A. The shareholders of Jafra S.A. then sold their shares to Vorwerk & Co. eins GmbH as described above.

Liquidity

     On May 20, 2003, JCI and Jafra Distribution issued $200 million aggregate principal amount of 10¾% Notes pursuant to an indenture dated May 20, 2003 and entered into a $90 million senior credit agreement. The 10¾% Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively and is guaranteed by the Company and various other subsidiaries. The 10¾% Notes mature in 2011 and bear a fixed interest rate of 10¾% payable semi-annually.

     The 10¾% Notes are unsecured and are generally not redeemable for four years. Thereafter, the notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, JCI and Jafra Distribution at their option may concurrently redeem the 10¾% Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of 10¾% Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued and unpaid interest.

     As the acquisition of Jafra S.A. by Vorwerk constituted a change of control as defined in the indenture governing the Company’s 10¾% Notes, the Issuers and the Parent sent a notice to noteholders of their right to require the repurchase of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of such repurchase. Subsequent to June 30, 2004, holders of the 10¾% notes exercised their option to sell an aggregate of $0.5 million of the outstanding Notes to the Issuers. As a result, $199.5 million principal amount of 10¾% notes remain outstanding.

     In addition, JCI and Jafra Distribution entered into a Credit Agreement which provides for senior credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility maturing in 2008 and a $40 million senior secured revolving credit facility, also maturing in 2008, of which a portion is available in the form of letters of credit. On May 20, 2003, JCI borrowed $20 million and Jafra Distribution borrowed $30 million of the loans under the term facility. At August 11, 2004, $18.5 million was outstanding under the revolving credit facility. Borrowings under the term loan facility are amortized in quarterly installments. Amounts outstanding under the senior credit facilities bear interest at a rate equal to, at the Company’s option, (1) an alternate base rate plus an applicable margin or (2) an adjusted LIBOR rate plus an applicable margin. As of June 30, 2004, these applicable margins were 2.75% and 3.75% for base rate loans and LIBOR loans, respectively, subject in each case to periodic adjustment based on certain levels of financial performance. As of June 30, 2004, the interest rates were 7.0% and 5.13% on base rate and 30 day LIBOR loans, respectively. Borrowings under the Senior Credit Agreement are secured by substantially all of the Company’s assets.

     As a result of the recent acquisition, the Senior Credit Agreement will expire on August 25, 2004. Five lenders have signed commitments to participate in and syndicate a new senior credit facility. The balance of a proposed four-year $60 million amended and restated senior revolving credit facility which, together with an interim loan of up to $20 million from Vorwerk, would refinance outstanding borrowings and replace commitments under the Credit Agreement. The Company is seeking to consummate this refinancing prior to the expiration of the 90-day waiver under the Credit Agreement on August 25, 2004.

     The 10¾% Notes Indenture contains certain covenants that, among other things, limit the Parent’s ability and the ability of some of its subsidiaries to incur indebtedness or issue preferred shares, pay dividends or make distributions in respect of capital stock or to make other restricted payments; make investments; sell assets; create liens without securing the 10¾% Notes; consolidate, merge, sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. The Parent is permitted under the 10¾% Notes Indenture to pay dividends, distributions and other restricted payments in an amount determined pursuant to a formula based on 50% of its consolidated net income (which, as defined in the 10¾% Notes Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making any restricted payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the 10¾% Notes Indenture) of at least 2.25 to 1.00 after giving effect to any such payments. Notwithstanding these restrictions, the 10¾% Notes Indenture permits (i) an aggregate of $5.0 million of otherwise restricted payments and (ii) payments for certain specified uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The 10¾% Notes Indenture also provides for events of default, including, but not limited to, payment defaults on, or the acceleration of the maturity of, other material debt obligations.

     The Senior Credit Agreement contains covenants that limit the Parent’s ability to incur or guarantee indebtedness, make investments, loans and advances, dispose of assets, pay dividends, make acquisitions, enter into mergers, create liens, enter into certain transactions with affiliates, make fundamental changes to its businesses and amend the terms of or prepay certain other indebtedness. In addition, the Parent is required to maintain certain financial covenants, including to maintain a maximum ratio of total debt to EBITDA of 4.25 to 1.00 (decreasing annually in steps to 3.00 to 1.00 in October 2007), to maintain a minimum interest expense ratio of 2.15 to 1.00 (increasing annually in steps to 3.00 to 1.00 in October 2007) and not to exceed a maximum annual amount of capital expenditures of $13 million, with certain exceptions. The Parent is also subject to customary affirmative covenants and events of default, including, but not limited to, a cross-default provision relating to defaults on other material debt obligations. The terms of the Senior Credit Agreement permit the Parent to pay dividends to Jafra S.A. of up to 50% of its consolidated net income (as defined in the indenture governing the 10¾% Notes) plus up to $5.0 million so long as the term loans have been repaid in full, the aggregate exposure of the lenders under the revolving portion of the senior credit facilities does not exceed $25 million and the consolidated leverage ratio (as defined in the Senior Credit Agreement) does not exceed 3.00 to 1.00 after giving effect to such payment.

     These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2004, the Company was in compliance with all debt covenants. It is expected that the new credit facility will have various covenants, including covenants similar to those under the existing credit agreement.

     The Company capitalized $14.7 million of costs related to the issuance of the 10¾% Notes and the Senior Credit Agreement as deferred financing fees. These capitalized expenses are being amortized on a basis that approximates the interest method over the term of the 10¾% Notes and the Senior Credit Agreement. Upon expiration of the Senior Credit Facility on August 25, 2004, the Company will have approximately $4,656,000 of unamortized deferred financing fees related to the Senior Credit Facility. The Company expects to write off of these deferred financing fees upon expiration of the Senior Credit Facility and to record that write off as a loss on extinguishment of debt during the third quarter of 2004.

     As of June 30, 2004, the Company had outstanding $258.8 million of debt, consisting of $200.0 million of 10¾% Notes, $43.8 million of term loans and $15.0 million outstanding under the revolving credit facility due under the Senior Credit Agreement.

     The Company believes, subject to the matters discussed under “Overview” above, that its existing cash, cash flow from operations and availability under a new credit agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next twelve months. Reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use funds under a credit agreement.

Cash Flows

     Net cash used in operating activities was $16.6 million for the six months ended June 30, 2004 compared to $3.8 million for the six months ended June 30, 2003, a decrease of $12.8 million. Net cash used in operating activities for the six months ended June 30, 2004 consisted of $6.4 million provided by net loss plus depreciation and other non-cash items included in net loss offset by $23.0 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the six months ended June 30, 2004 were an increase of $5.1 million in receivables, an increase of $5.8 million in prepaid expenses, a decrease of $6.1 million in accounts payable and accrued liabilities and a $5.9 million decrease in income tax payable.

     Net cash used in investing activities was $3.3 million for the six months ended June 30, 2004 primarily related to the purchase of property and equipment. Capital expenditures in 2004 are expected to be approximately $10.0 million.

     Net cash provided in financing activities was $10.6 million for the six months ended June 30, 2004 and included borrowings of $28.9 million under the revolving credit facility to fund the buy back and cancellation of the options to purchase shares of Jafra S.A. These were partially offset by $13.9 million of repayments under the revolving credit facility.

     The effect of exchange changes on cash was $0.7 million for the six months ended June 30, 2004.

Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for the Company in the first quarter of 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations as the Company had no variable interest entities.

Business Trends and Initiatives

     The Company’s Mexico subsidiary has reported net sales growth measured in local currencies during the last three years, primarily as a result of increases in the consultant base. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 67% of total net sales for the six months ended June 30, 2004 and 63% of total net sales for the year ended December 31, 2003.

     In the United States, the Company has continued its strategy of focusing on the distinct elements of its General and Hispanic customer groups. Additionally, the Company is including the results of the Dominican Republic within the results of the United States. Net sales for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 decreased primarily as a result of a decrease in the consultant base due to a lower base at the beginning of the period because of certain issues associated with a system implementation. However, in each of the past two years, net sales in the United States have increased.

     Net sales in Europe have increased due to strengthening of the euro compared to the U.S. dollar and an increase in the consultant base. For the first six months of 2004, European sales contributed 8% to consolidated sales. The average number of consultants increased 1% in the first six months of 2004 compared to the first six months of 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt incurred in connection with the recapitalization discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2003. No significant changes have occurred during the first six months of 2004 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiares and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. However, 76% of the Company’s revenue for first six months of 2004 was generated in countries with a functional currency other than the U.S. dollar, and 67% of the Company’s revenue for the first six months of 2004 was denominated in Mexican pesos. As a result, the Company’s earnings and cash flows for the six months ended June 30, 2004 were exposed to fluctuations in foreign currency exchange rates.

     The Company may reduce its primary market exposures to fluctuations in foreign exchange rates and hedge contractual foreign currency cash flows or obligations (including third party and intercompany foreign currency transactions) by creating offsetting positions through the use of forward exchange contracts or option contracts. The Company regularly monitors its foreign currency exposures to ensure that contract amounts do not exceed the amounts of the underlying exposures. The Company does not use derivative financial instruments for trading or speculative purposes, nor is the Company a party to leveraged derivatives.

     The Company uses foreign currency option contracts to hedge against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 521,000,000 and 831,000,000 in put and call positions at June 30, 2004 and December 31, 2003, respectively, and mature at various dates through June 30, 2005. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of June 30, 2004 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S.Dollars(1)	Maturity Date
At June 30, 2004:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	122,000	12.41 - 12.60	207	Jul. - Aug. 2004
Mexican Peso	182,000	12.28 - 12.38	264	Oct. - Dec. 2004
Mexican Peso	85,000	12.62 - 12.72	173	Jan. - Mar. 2005
Mexican Peso	132,000	12.50 - 12.60	190	Apr. - Jun. 2005

	521,000		$834

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	122,000	10.49 - 11.42	(194)	Jul. - Aug. 2004
Mexican Peso	182,000	11.13 - 11.22	(327)	Oct. - Dec. 2004
Mexican Peso	85,000	11.44 - 11.53	(174)	Jan. - Mar. 2005
Mexican Peso	132,000	11.34 - 11.41	(347)	Apr. - Jun. 2005

	521,000		$(1042)

     The following table provides information about the details of the Company’s option contracts as of December 31, 2003 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December 31, 2003:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

(1)	The Fair Value of the option contracts presented above, an unrealized gain of $208,000 and $440,000 at June 30, 2004 and December 31, 2003, respectively, represents the carrying value and was recorded in other receivables in the consolidated balance sheets.

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

There has been no change in the Company’s internal controls or procedures during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

     A current Report on Form 8-K was filed on April 1, 2004, under Item 9, “Regulation FD Disclosure” relating to the announcement that Vorwerk & Co. eins GmbH entered into an agreement whereby it will acquire all of the issued and outstanding common stock of Jafra S.A. (formerly CDRJ North Atlantic (Lux) S.àr.l.), the parent company of the Company.

     A current Report on form 8-K was filed on April 28, 2004 under Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition,” relating to the Company’s press release setting forth its first quarter results.

     A current Report on Form 8-K was filed on May 28, 2004 under Item 1, “Changes in Control of Registrant,” Item 5. “Other Events and Required FD Disclosure,” Item 7, “Financial Statements, Pro Forma Financial Information and Exhibits” and Item 9 “Regulation FD Disclosure” related to the acquisition of all of the issued and outstanding capital stock of Jafra S.A., the parent of the Company by Vorwerk & Co. eins GmbH.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jafra Worldwide Holdings (Lux) S.àr.l.

/s/ RONALD B. CLARK

Ronald B. Clark
Chief Executive Officer

/s/ GARY ESHLEMAN

Gary Eshleman
Chief Financial Officer
(Principal Financial Officer)

/s/ STACY WOLF

Stacy Wolf
Corporate Controller (Principal Accounting Officer)

Date August 13, 2004