Form 10-Q
period 2004-09-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2004-11-15
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☐   NO ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑

     The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.

APPLICABLE ONLY TO CORPORATE ISSUERS

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, par value $100 per share, outstanding at November 11, 2004  150 shares.

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L. AND SUBSIDIARIES

Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Nine Months Ended September 30, 2004

PART I — FINANCIAL INFORMATION

*  Jafra Worldwide Holdings (Lux) S.àr.l. (the “Parent”) is the parent company of Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”), which severally issued $120 million and $80 million, respectively, of 10¾% Subordinated Notes (the “New Notes”). The Parent has fully and unconditionally guaranteed the New Notes on a senior subordinated basis. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International, S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”), additional indirect subsidiaries of the Parent, have fully and unconditionally guaranteed the obligations of Jafra Distribution under the New Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in addition to its own financial statements, in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,417	$16,120
Receivables, net	40,884	39,680
Inventories	43,206	39,849
Prepaid income taxes	8,766	414
Prepaid expenses and other current assets	8,993	4,906
Deferred income taxes	8,989	6,381
Assets from discontinued operations	113	138

Total current assets	119,368	107,488

Property and equipment, net	61,197	63,356

Other assets:
Goodwill	62,734	63,096
Trademarks	40,585	41,242
Deferred financing fees and other, net	13,297	18,561

Total	$297,181	$293,743

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current liabilities:
Current portion of long-term debt	$—	$7,500
Accounts payable	20,761	22,213
Accrued liabilities	55,985	49,174
Income taxes payable	5,384	5,216
Deferred income taxes	2,579	2,941
Due to Vorwerk	20,000	—
Liabilities from discontinued operations	116	124

Total current liabilities	104,825	87,168

Long-term debt	233,500	240,000
Deferred income taxes	16,185	17,163
Other long-term liabilities	4,685	4,801

Total liabilities	359,195	349,132

Commitments and contingencies	—	—

Stockholder’s deficit:
Common stock, par value $100; 150 shares
authorized, issued and outstanding in 2004 and 2003	15	15
Additional paid-in capital	4,296	—
Retained deficit	(57,453)	(46,250)
Accumulated other comprehensive loss	(8,872)	(9,154)

Total stockholder’s deficit	(62,014)	(55,389)

Total	$297,181	$293,743

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$94,823	$86,594	$301,661	$276,742
Cost of sales	20,372	19,550	68,429	63,794

Gross profit	74,451	67,044	233,232	212,948
Selling, general and administrative expenses	59,028	55,098	183,244	172,962
Transaction related expenses	139	422	29,662	15,546
Restructuring and impairment charges	2,244	—	5,017	—

Income from operations	13,040	11,524	15,309	24,440
Other income (expense):
Exchange gain (loss), net	1,702	(7,462)	(2,839)	(7,764)
Interest expense	(6,866)	(6,905)	(20,601)	(14,358)
Interest income	20	19	97	261
Loss on extinguishment of debt	(4,464)	—	(4,464)	(6,620)
Other expense	(74)	(79)	(258)	(419)
Other income	40	9	68	52

Income (loss) before income taxes	3,398	(2,894)	(12,688)	(4,408)
Income tax expense (benefit)	2,453	(460)	(1,669)	1,159

Income (loss) from continuing operations	945	(2,434)	(11,019)	(5,567)
Loss on discontinued operations, net of income tax expense of $0.0 million in 2004 and 2003	(25)	(566)	(184)	(2,567)

Net income (loss)	$920	$(3,000)	$(11,203)	$(8,134)

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(11,203)	$(8,134)
Loss on discontinued operations, net of tax	184	2,567

Loss from continuing operations	(11,019)	(5,567)
Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
Depreciation	4,838	4,359
Amortization and write off of deferred financing fees	5,891	3,234
Provision for uncollectible accounts receivable	6,613	7,038
Non-cash compensation expense	4,922	—
Asset impairment charges	423	388
Unrealized foreign exchange and derivative loss	2,661	8,498
Deferred realized foreign exchange loss	—	646
Deferred income taxes	(3,724)	—
Changes in operating assets and liabilities:
Receivables	(8,697)	(718)
Inventories	(3,808)	(11,414)
Prepaid expenses and other current assets	(3,550)	(3,434)
Other assets	(106)	149
Accounts payable and accrued liabilities	1,778	(1,052)
Income taxes payable/prepaid	(4,918)	(5,301)
Other long-term liabilities	(116)	620
Net operating activities of discontinued operations	17	19

Net cash used in operating activities	(8,795)	(2,535)

Cash flows from investing activities:
Purchases of property and equipment	(3,980)	(4,963)
Other	(21)	(643)

Net cash used in investing activities	(4,001)	(5,606)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	200,000
Proceeds from issuance of term loan	—	50,000
Repurchase of subordinated debt	(500)	(75,180)
Repayments under term loan facility	(47,500)	(9,625)
Borrowings under revolving credit facility	107,000	—
Repayments under revolving credit facility	(73,000)	—
Proceeds from Vorwerk note	20,000	—
Distribution of additional paid-in capital to shareholder	—	(83,570)
Distribution payment to shareholder from retained earnings	—	(75,444)
Distribution to Parent	(626)	—
Deferred financing costs	(737)	(14,449)
Repayments under bank debt	—	(828)

Net cash provided by (used in) financing activities	4,637	(9,096)
Effect of exchange rate changes on cash	456	(659)

Net decrease in cash and cash equivalents	(7,703)	(17,896)
Cash and cash equivalents at beginning of period	16,120	26,821

Cash and cash equivalents at end of period	$8,417	$8,925

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

     On May 27, 2004, Vorwerk & Co. eins GmbH (“Vorwerk”) acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to the Company due to the outstanding registered debt.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made liquidating distributions of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

     Jafra Distribution was organized in February 2003 to conduct the distribution functions of the Parent’s Mexican operations. The Parent was organized in February 2003 as a holding company to conduct the worldwide Jafra cosmetics business through its subsidiaries. CDRJ was a holding company that, until the Recapitalization, conducted the Jafra cosmetics business through its subsidiaries. Since the commencement of the liquidation, CDRJ has conducted no operations other than those incident to winding up its activities. The liquidation of CDRJ occurred during the second quarter of 2004.

     The accompanying unaudited interim consolidated financial statements as of and for the three and nine months ended September 30, 2004 and 2003 and the accompanying audited consolidated balance sheet as of December 31, 2003 reflect the operations of the Parent and its subsidiaries and are referred to collectively as “the Company.”

     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of September 30, 2004 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Management Incentive Arrangements. The Company applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Stock Incentive Plan. As part of the Acquisition, the Management Incentive Plan was terminated. No options were granted during 2004 prior to the termination of the plan. Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 would be immaterial to the consolidated statements of operations.

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

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials and supplies	$9,071	$6,131
Finished goods	34,135	33,718

Total inventories	$43,206	$39,849

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Land	$15,536	$15,686
Buildings	16,521	16,662
Machinery, equipment and other	51,272	50,886

	83,329	83,234
Less accumulated depreciation.	22,132	19,878

Property and equipment, net	$61,197	$63,356

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(4) Goodwill and Other Intangible Assets.

     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks — principally the Jafra name resulting from the acquisition of the Jafra business from Gillette — to have an indefinite life. The carrying value of trademarks was $40,585,000 as of September 30, 2004. The changes in the carrying amount of goodwill for the year ended December 31, 2003 and for the nine months ended September 30, 2004 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total
Balance as of December 31, 2002	$32,188	$28,548	$5,300	$137	$66,173
Impairment losses	—	—	—	(137)	(137)
Translation effect	—	(2,120)	(820)	—	(2,940)

Balance as of December 31, 2003	32,188	26,428	4,480	—	63,096
Translation effect	—	(418)	56	—	(362)

Balance as of September 30, 2004	$32,188	$26,010	$4,536	$—	$62,734

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

(5) Income Taxes

     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rate to income(loss) before income taxes for the three and nine months ended September 30, 2003 and 2004. During the three and nine months ended September 30, 2004, the Company’s United States subsidiary reported an effective tax rate different than the statutory rate primarily due to (i) permanent differences, including non-deductible expenses and (ii) state income taxes. During the three and nine months ended September 30, 2004, Jafra Mexico reported an effective tax rate different than the statutory rate primarily due to the reversal of certain valuation allowances against certain net operating losses and other temporary differences. The effective rate during the three and nine months ended September 30, 2004 was also effected by increases of valuation allowances against certain pretax losses in other subsidiaries. During the three months ended September 30, 2003 Jafra Mexico reported a pretax loss and an income tax benefit. This was partially offset by pretax income and income tax expense in the United States. During the nine months ended September 30, 2003, Jafra Mexico reported pretax income and income tax expense. The income tax expense was partially offset by an income tax benefit in the United States based on pretax net losses. Additionally, during the three and nine months ended September 30, 2003, the Company recorded valuation allowances against certain pretax losses in other subsidiaries.

(6) Debt and Distribution to Former Shareholders

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10¾% Subordinated Notes (the “New Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a $90 million senior credit agreement (the “Senior Credit Agreement”). The New Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The New Notes mature in 2011 and bear interest at a fixed rate of 10¾% payable semi-annually.

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

     The New Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the New Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount such that at least 65% of the original aggregate principal amount of the New Notes is outstanding, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. In connection with the Acquisition, holders of $500,000 principal amount of the New Notes redeemed such notes and as a result, $199.5 million principal amount of New Notes was outstanding at September 30, 2004.

     In addition, in May 2003, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of up to $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60% to Jafra Distribution. On May 23, 2003, with proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, JCI and Jafra Cosmetics S.A. redeemed the Old Notes in the aggregate outstanding principal amount of $75,180,000 at a premium of approximately $4,417,000. Additionally, JCI and Jafra Cosmetics S.A. repaid $7,375,000 under its then existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2,203,000 of capitalized deferred financing fees. Total costs related to the redemption of the Old Notes and the repayment of amounts outstanding under the Old Credit Agreement were $6,620,000 and were recorded as loss on extinguishment of debt on the accompanying consolidated statements of operations during the nine months ended September 30, 2003.

     After the redemption of the Old Notes and repayment of all outstanding amounts under the Old Credit Agreement, the shareholders of CDRJ resolved to liquidate CDRJ. As a result, CDRJ made liquidating distributions of $159,014,000 to its shareholders of record at May 20, 2003. JCI also made a special payment to the holders of CDRJ options and certain members of management and non-employee directors.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The Company capitalized $14,647,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees.

     In connection with closing the Acquisition, the Issuers, the Company and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provided that for a period of 90 days following the closing of the Acquisition, the Acquisition would not constitute an event of default under the Credit Agreement. On August 16, 2004, prior to the expiration of the 90 day period, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, JCI borrowed $16,750,000 and Jafra Distribution borrowed $26,750,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.625%. As of September 30, 2004, the applicable interest rate was 4.3%, subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     The Company also entered into a Loan Contract (the “Loan Contract”) in August, 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of Libor plus 2.625%. The Loan Contract was allocated 100% to JCI and will expire on December 20, 2004. On August 12, 2004, the Company borrowed the full amount under the Loan Contract.

     With the borrowings from the Restated Credit Agreement and the Loan Contract, the Company paid in full all existing amounts under the Senior Credit Agreement. In connection with the full repayment of the Senior Credit Agreement and the purchase of $500,000 of the outstanding New Notes, the Company wrote off approximately $4,464,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during the three and nine months ended September 30, 2004.

     The Company capitalized approximately $737,000 of costs related to the Restated Credit Agreement. As of September 30, 2004, approximately $7,918,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the New Notes and the Restated Credit Agreement.

     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2004, the Company was in compliance with all covenants.

     The Restated Credit Agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the Restated Credit Agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the Restated Credit Agreement) to block payments on the New Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

     The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.

(7) Non-Cash Equity Contribution

     During the nine months ended September 30, 2004, the former primary shareholder of Jafra S.A. paid certain members of management and non-employee board of director members a special bonus of $4,922,000. As this amount was paid directly to the recipients from the former primary shareholder, Jafra S.A. recorded $4,922,000 as deemed contributed capital and as a non-cash transaction expense representing compensation. Jafra S.A. then contributed $4,922,000 to the Company. This contribution was partially offset by a cash distribution of $626,000 to Jafra S.A.

(8) Transaction Related Expense

     During the three and nine months ended September 30, 2004, the Company incurred $139,000 and $29,662,000, respectively, of transaction fees related to the Acquisition and to certain other transactions contemplated but subsequently terminated. Included in these amounts was $20,282,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,922,000 of special bonus payments paid directly by the former shareholder. During the three and nine months ended September 30, 2003, the Company recorded $422,000 and $15,546,000, respectively, of transaction expenses related to the Recapitalization and to other transactions contemplated but subsequently terminated. In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all then existing outstanding stock options. In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $10,391,000 in bonus payments to current option holders during the nine months ended September 30, 2003. Additionally, the Company authorized a special bonus of $2,715,000 to certain members of management and to non-employee directors for contributions to completing the Recapitalization of CDRJ.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(9) Restructuring and Asset Impairment Charges

     During the three and nine months ended September 30, 2004 the Company recorded a total of $2,244,000 and $5,017,000, respectively, of restructuring and asset impairment charges. Of these charges, approximately $65,000 and $2,838,000 was recorded during the three and nine months ended September 30, 2004, respectively, and was primarily related to the transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. Of these charges in the nine months ended September 30, 2004, approximately $488,000 was for the impairment of assets not transferred and the remaining amount was primarily termination benefits. Additionally, during the three and nine months ended September 30, 2004, the Company recorded $2,179,000 of severance related charges related to the resignation of five members of management subsequent to the Acquisition. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Opening balance	$1,423	$—
Additions	2,244	5,017
Charges against reserves	(616)	(1,966)

Ending balance	$3,051	$3,051

     The Company does not expect to incur any additional significant charges in connection with the transfer of these manufacturing operations to Mexico or in relation to the resignation of certain members of management.

(10) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$920	$(3,000)	$(11,203)	$(8,134)
Unrealized and deferred realized (loss) gain on derivatives	(130)	146	(329)	303
Reclassification of deferred realized loss to exchange gain (loss)	—	1	—	(549)
Reclassification of deferred realized loss to cost of sales	—	—	—	654
Tax benefit on unrealized and deferred realized (loss) gain on derivatives	—	(49)	—	(49)
Foreign currency translation adjustments	(447)	1,461	47	527

Comprehensive income (loss)	$343	$(1,441)	$(11,485)	$(7,248)

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

		United States			Corporate,
		and the Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
	(in thousands)
As of and for the three months ended September 30, 2004
Net sales	$63,265	$23,077	$7,167	$1,314	$—	$94,823
Income (loss) from operations	15,994	3,872	42	(501)	(6,367)	13,040
Depreciation	654	780	110	24	—	1,568
Capital expenditures	496	209	45	—	—	750
Segment assets	188,835	89,199	17,782	3,014	(1,762)	297,068
Discontinued operations assets	—	—	—	113	—	113
Goodwill	26,010	32,188	4,536	—	—	62,734

For the three months ended September 30, 2003
Net sales	$51,843	$25,885	$6,602	$2,264	$—	$86,594
Income (loss) from operations	12,294	4,479	(34)	(1,187)	(4,028)	11,524
Depreciation	590	662	85	72	—	1,409
Capital expenditures	1,011	1,138	111	—	—	2,260

As of December 31, 2003
Segment assets	$180,818	$92,420	$18,244	$3,579	$(1,456)	$293,605
Discontinued operations assets	—	—	—	138	—	138
Goodwill	26,428	32,188	4,480	—	—	63,096

For the nine months ended September 30, 2004
Net sales	$201,695	$71,820	$24,223	$3,923	$—	$301,661
Income (loss) from operations	55,893	8,116	807	(1,786)	(47,721)	15,309
Depreciation	1,835	2,598	333	72	—	4,838
Capital expenditures	2,024	1,797	119	40	—	3,980

For the nine months ended September 30, 2003
Net sales	$172,057	$76,701	$22,671	$5,313	$—	$276,742
Income (loss) from operations	44,845	11,536	473	(3,758)	(28,656)	24,440
Depreciation	1,688	2,138	317	216	—	4,359
Capital expenditures	1,814	2,764	305	80	—	4,963

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Corporate, unallocated and other includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Corporate expenses	$(2,647)	$(2,778)	$(10,286)	$(10,414)
Transaction related expenses	(139)	(422)	(29,662)	(15,546)
Restructuring charges	(2,244)	—	(5,017)	—
Unusual charges(1)	(1,337)	(828)	(2,756)	(2,696)

Total corporate, unallocated and other	$(6,367)	$(4,028)	$(47,721)	$(28,656)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

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

     During the three and nine months ended September 30, 2004, the Company recognized $496,000 and $529,000 of losses, respectively, on option contracts and during the nine months ended September 30, 2003, the Company recognized $627,000 of gains on option contracts as a component of exchange gain (loss), net on the accompanying consolidated statements of operations.

     As of December 31, 2003, the Company had deferred as a component of other comprehensive loss $278,000 of gains on option contracts. During the nine months ended September 30, 2004, the Company deferred as a component of other comprehensive loss $329,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. The Company expects that substantially all of the remaining loss of $51,000 deferred as a component of other comprehensive loss at September 30, 2004 will be recognized into net income (loss) within the next sixteen months.

     The fair value of the option contracts was $418,000 at September 30, 2004 and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contracts was $440,000 at December 31, 2003, and was recorded in other receivables in the consolidated balance sheets.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     During the three and nine months ended September 30, 2004 and 2003 the ineffectiveness generated by the Company’s option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three and nine months ended September 30, 2004 and 2003, $0 and $230,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 657,000,000 and 831,000,000 in put and call positions at September 30, 2004 and December 31, 2003, respectively, and mature at various dates through January 31, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

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

     Net sales and loss on discontinued operations was as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the three months ended September 30, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(4)	(18)	(3)	—	(25)

For the three months ended September 30, 2003
Net sales	$25	$—	$—	$—	$25
Loss on discontinued operations	(163)	(292)	(33)	(78)	(566)

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the nine months ended September 30, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(91)	(49)	(32)	(12)	(184)

For the nine months ended September 30, 2003
Net sales	$1,255	$1,004	$97	$127	$2,483
Loss on discontinued operations	(995)	(1,129)	(191)	(252)	(2,567)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The components of assets and liabilities of the discontinued operations was as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
As of September 30, 2004
Assets:
Cash	$—	$31	$29	$7	$67
Receivables, net	—	25	—	—	25
Prepaid and other assets	—	—	—	21	21

Total assets	$—	$56	$29	$28	$113

Liabilities:
Accounts payable	$—	$10	$—	$7	$17
Accrued liabilities	—	99	—	—	99

Total liabilities	$—	$109	$—	$7	$116

As of December 31, 2003
Assets:
Cash	$—	$42	$37	$15	$94
Receivables, net	—	24	—	—	24
Prepaid and other assets	—	—	—	20	20

Total assets	$—	$66	$37	$35	$138

Liabilities:
Accounts payable	$—	$12	$3	$—	$15
Accrued liabilities	1	85	—	—	86
Other liabilities	—	23	—	—	23

Total liabilities	$1	$120	$3	$—	$124

     In addition to the markets discontinued, the Company has ceased operating in Thailand and is in the process of liquidating all assets. The Company also plans to cease operating in Brazil during the fourth quarter of 2004. Subsequent to the end of the third quarter of 2004, the Company entered into a distributorship agreement with a third party in Brazil.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,839	$8,879
Receivables, net	4,742	4,509
Inventories	13,268	12,882
Receivables from affiliates	20,773	18,747
Prepaid expenses and other current assets	6,153	2,627
Deferred income taxes	6,381	6,381

Total current assets	57,156	54,025

Property and equipment, net	25,578	28,048

Other assets:
Goodwill	36,724	36,668
Notes receivable from affiliates	19,462	17,022
Deferred financing fees, net	3,252	5,525
Other	4,804	4,966

Total	$146,976	$146,254

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$3,000
Accounts payable	4,198	6,634
Accrued liabilities	23,486	20,918
Income taxes payable	67	387
Payables to affiliates	17,289	21,118
Due to Vorwerk	20,000	—

Total current liabilities	65,040	52,057
Long-term debt	95,050	96,000
Deferred income taxes	4,512	4,512
Other long-term liabilities	4,685	4,801

Total liabilities	169,287	157,370

Commitments and contingencies	—	—

Stockholder’s deficit:
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2004 and 2003	—	—
Additional paid-in capital	4,296	—
Retained deficit	(24,287)	(8,491)
Accumulated other comprehensive loss	(2,320)	(2,625)

Total stockholder’s deficit	(22,311)	(11,116)

Total	$146,976	$146,254

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales to third parties	$30,244	$32,578	$96,042	$99,634
Sales to affiliates	1,822	3,074	7,234	11,207

Net sales	32,066	35,652	103,276	110,841
Cost of sales	8,267	10,205	27,916	32,633

Gross profit	23,799	25,447	75,360	78,208
Selling, general and administrative expenses	24,263	25,369	80,404	80,653
Transaction related expenses	139	331	26,911	13,982
Restructuring charges	2,244	—	4,855	—
Management fee income from affiliates	(2,051)	(1,895)	(9,735)	(7,911)
Royalty income from affiliates, net	(4,779)	(3,720)	(15,297)	(12,638)
Market subsidy income	(600)	—	—	—

Income (loss) from operations	4,583	5,362	(11,778)	4,122
Other income (expense):
Exchange gain (loss), net	86	216	(153)	(235)
Interest expense	(2,795)	(2,664)	(8,179)	(6,280)
Interest income	111	161	344	452
Loss on extinguishment of debt	(1,905)	—	(1,905)	(4,778)
Other expense	(48)	(209)	(60)	(289)
Other income	63	19	171	46

Income (loss) before income taxes	95	2,885	(21,560)	(6,962)

Income tax expense (benefit)	2,196	1,444	(5,764)	(1,404)

Net (loss) income	$(2,101)	$1,441	$(15,796)	$(5,558)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(15,796)	$(5,558)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,931	2,552
Provision for uncollectible accounts receivable	639	407
Non-cash compensation expense	4,922	—
Write off and amortization of deferred financing fees	2,519	2,668
Asset impairment charges	423	251
Unrealized foreign exchange loss	63	586
Changes in operating assets and liabilities:
Receivables	(872)	998
Inventories	(386)	(2,640)
Prepaid expenses and other current assets	(3,526)	(3,482)
Intercompany receivables and payables	(5,305)	4,118
Other assets	183	63
Accounts payable and accrued liabilities	132	3,213
Income taxes payable/prepaid	(320)	(776)
Other long-term liabilities	(116)	620

Net cash (used in) provided by operating activities	(14,509)	3,020

Cash flows from investing activities:
Purchases of property and equipment	(1,916)	(3,069)
Other	(21)	(643)

Net cash used in investing activities	(1,937)	(3,712)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	80,000
Repayments of subordinated debt due 2011	(200)	—
Proceeds from issuance of term loan	—	20,000
Repurchase of subordinated debt due 2008	—	(45,108)
Proceeds from issuance of Vorwerk note	20,000	—
Repayments under term loan facility	(19,000)	(6,500)
Borrowings under revolving credit facility	50,250	—
Repayments under revolving credit facility	(35,000)	—
Advances to affiliates	(2,440)	(5,315)
Distribution of additional paid-in capital to shareholder	—	(39,649)
Distribution to Parent	(626)	—
Distribution payment to shareholder from retained earnings	—	(4,662)
Deferred financing costs	(309)	(5,821)

Net cash provided by (used in) financing activities	12,675	(7,055)
Effect of exchange rate changes on cash	731	387

Net decrease in cash and cash equivalents	(3,040)	(7,360)
Cash and cash equivalents at beginning of period	8,879	13,088

Cash and cash equivalents at end of period	$5,839	$5,728

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

     On May 27, 2004, Vorwerk & Co. eins GmbH acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to JCI due to the outstanding registered debt.

     The accompanying unaudited interim consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 reflect the operations of JCI and its subsidiaries (“JCI”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of September 30, 2004 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

     On May 20, 2003, the Parent, JCI and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior secured credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made liquidating distributions of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

     Management Incentive Arrangements. JCI applied Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees” and related Interpretations in accounting for the issuance of stock options under the Parent’s Stock Incentive Plan. As part of the Acquisition, the Management Incentive Plan was terminated. No options were granted during 2004 prior to the termination of the plan. Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation,” the compensation expense for the nine months ended September 30, 2004 and the three and nine months ended September 30, 2003 would be immaterial to the consolidated statements of operations.

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

(2)  Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Land	$6,188	$6,188
Buildings	7,075	7,065
Machinery, equipment and other	25,309	27,188

	38,572	40,441
Less accumulated depreciation	12,994	12,393

Property and equipment, net	$25,578	$28,048

(3)  Goodwill and Other Intangible Assets

     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $275,000 as of September 30, 2004. The changes in the carrying amount of goodwill for the year ended December 31, 2003 and for the nine months ended September 30, 2004 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2002	$32,188	$5,300	$37,488
Translation effect	—	(820)	(820)

Balance as of December 31, 2003	$32,188	$4,480	$36,668
Translation effect	—	56	56

Balance as of September 30, 2004	$32,188	$4,536	$36,724

(4)  Income Taxes

     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to loss before income taxes for the three and nine months ended September 30, 2004 and 2003 principally as the result of (i) certain non-deductible expenses (ii) state income tax, and (iii) valuation allowances against certain operating losses in Europe and the Dominican Republic.

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

     The New Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the New Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount such that at least 65% of the original aggregate principal amount of the New Notes is outstanding, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. In connection with the Acquisition, holders of $200,000 principal amount of the New Notes redeemed such Notes and as a result, $79.8 million principal amount of New Notes was outstanding at September 30, 2004.

     In addition, in May 2003, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of up to $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60% to Jafra Distribution. On May 23, 2003, with proceeds from the issuance of the New Notes and borrowings under the Senior Credit Agreement, JCI redeemed its Old Notes in the aggregate outstanding principal amount of $45,108,000 at a premium of approximately $2,650,000. Additionally, JCI repaid $5,000,000 under its then existing credit agreement (the “Old Credit Agreement”) and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, JCI wrote off approximately $2,128,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt were $4,778,000 and were recorded as a loss on extinguishment of debt in the accompanying consolidated statements of operations during the nine months ended September 30, 2003.

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

     In May 2003, JCI capitalized approximately $6,007,000 of costs related to the issuance of the New Notes and the Senior Credit Agreement as deferred financing fees.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In connection with closing the Acquisition, the Issuers, the Company and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provided that for a period of 90 days following the closing of the Acquisition, the Acquisition would not constitute an event of default under the Credit Agreement. On August 16, 2004, prior to the expiration of the 90 day period, the Parent entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, JCI borrowed $16,750,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.625%. As of September 30, 2004, the applicable interest rate was 4.3%, subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     JCI also entered into a Loan Contract (the “Loan Contract”) in August, 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of Libor plus 2.625%. The Loan Contract will expire on December 20, 2004. On August 12, 2004, JCI borrowed the full amount under the Loan Contract.

     With the borrowings from the Restated Credit Agreement and the Loan Contract, JCI paid in full all existing amounts under the Senior Credit Agreement. In connection with the full repayment of the Senior Credit Agreement and the purchase of $200,000 of the outstanding New Notes, JCI wrote off approximately $1,905,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during the three and nine months ended September 30, 2004.

     JCI capitalized approximately $309,000 of costs related to the Restated Credit Agreement. As of September 30, 2004, approximately $3,268,000 of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the New Notes and the Restated Credit Agreement.

     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit JCI’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2004, the Parent and its subsidiaries were in compliance with all covenants.

     The Restated Credit Agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the Restated Credit Agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the Restated Credit Agreement) to block payments on the New Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.

(6)  Non-Cash Equity Contribution

     During the nine months ended September 30, 2004, the former primary shareholder of Jafra S.A. paid certain members of management and non-employee board of director members a special bonus of $4,922,000. As this amount was paid directly to the recipients from the former primary shareholder, Jafra S.A. recorded $4,922,000 as deemed contributed capital and as a non-cash transaction expense representing compensation. Jafra S.A. then contributed $4,922,000 to the Parent who then contributed the amount to JCI. This contribution was partially offset by a cash distribution of $626,000 to the Parent.

(7)  Transaction Related Expenses

     During the three and nine months ended September 30, 2004, JCI incurred $139,000 and $26,911,000, respectively, of transaction fees related to the Acquisition and to certain other transactions contemplated but subsequently terminated. Included in these amounts was $20,282,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,125,000 of special bonus payments paid directly by the former shareholder. During the three and nine months ended September 30, 2003, JCI recorded $331,000 and $13,982,000, respectively, of transaction expenses related to the Recapitalization and to other transactions contemplated but subsequently terminated. In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all existing outstanding stock options. In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $9,445,000 in bonus payments to current option holders during the nine months ended September 30, 2003. Additionally, JCI authorized a special bonus of $2,365,000 to certain members of management and to non-employee directors for contributions to completing the Recapitalization of CDRJ.

(8)  Restructuring and Asset Impairment Charges

     During the three and nine months ended September 30, 2004 JCI recorded a total of $2,244,000 and $4,855,000, respectively, of restructuring and asset impairment charges. Of these charges, approximately $65,000 and $2,676,000 was recorded during the three and nine months ended September 30, 2004 and was primarily related to the transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. Of these charges recorded during the nine months ended September 30, 2004, approximately $423,000 was for the impairment of assets not transferred and the remaining amount was primarily termination benefits. Additionally, during the three and nine months ended September 30, 2004, JCI recorded $2,179,000 of severance related charges related to the resignation of five members of management subsequent to the Acquisition. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004
Opening balance	$1,423	$—
Additions	2,244	4,855
Charges against reserves	(616)	(1,804)

Ending balance	$3,051	$3,051

     JCI does not expect to incur any additional significant charges in connection with the transfer of these manufacturing operations to Mexico or in relation to the resignation of certain members of management.

(9)  Comprehensive (Loss) Income

     Comprehensive (loss) income is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net (loss) income	$(2,101)	$1,441	$(15,796)	$(5,558)
Foreign currency translation adjustments	467	(94)	305	(134)

Comprehensive (loss) income	$(1,634)	$1,347	$(15,491)	$(5,692)

(10)  Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products, and in late 2004, most skin and body care products from Jafra Mexico totaling $4,479,000 and $10,425,000 for the three and nine months ended September 30, 2004, respectively, and $3,031,000 and $8,657,000 for the three and nine months ended September 30, 2003, respectively.

     In addition, JCI provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to affiliates, primarily in Mexico. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its affiliates based upon charges identified to specific affiliates and a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. JCI believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. Management fee income consists of amounts billed to affiliates in Mexico.

     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $746,000 and $2,340,000 for the three and nine months ended September 30, 2004, respectively, and $819,000 and $2,445,000 for the three and nine months ended September 30, 2003, respectively, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way was $5,525,000 and $17,637,000 for the three and nine months ended September 30, 2004, respectively, and $4,539,000 and $15,083,000 for the three and nine months ended September 30, 2003, respectively, and are based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     JCI has granted loans to certain affiliates at annual interest rates ranging from 3% to 5%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2003 and September 30, 2004 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $111,000 and $344,000 for the three and nine months ended September 30, 2004, respectively, and $161,000 and $443,000 for the three and nine months ended September 30, 2003, respectively, and was included in interest income on the accompanying consolidated statements of operations.

     JCI reimbursed certain foreign affiliates for the expenses that they incur in establishing a direct selling distribution system and customer base in new markets. As the parent is intending to cease operations in South America, during the third quarter of 2004, JCI reversed accruals for such subsidies during 2004.

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	United States and			Corporate,
	the Dominican		All	Unallocated	Consolidated
	Republic	Europe (1)	Others	and Other	Total
As of and for the three months ended September 30, 2004
Net sales	$23,077	$7,167	$—	$1,822	$32,066
Income from operations	3,872	42	—	669	4,583
Depreciation	780	110	—	—	890
Capital expenditures	209	45	—	—	254
Segment assets	89,199	17,483	60	40,234	146,976
Goodwill	32,188	4,536	—	—	36,724
For the three months ended September 30, 2003
Net sales	$25,885	$6,602	$91	$3,074	$35,652
Income (loss) from operations	4,479	(34)	(68)	985	5,362
Depreciation	662	115	30	—	807
Capital expenditures	1,138	111	—	—	1,249
As of December 31, 2003
Segment assets	$92,420	$18,003	$63	$35,768	$146,254
Goodwill	32,188	4,480	—	—	36,668
For the nine months ended September 30, 2004
Net sales	$71,820	$24,222	$—	$7,234	$103,276
Income (loss) from operations	8,116	807	—	(20,701)	(11,778)
Depreciation	2,598	333	—	—	2,931
Capital expenditures	1,797	119	—	—	1,916
For the nine months ended September 30, 2003
Net sales	$76,701	$22,671	$262	$11,207	$110,841
Income (loss) from operations	11,536	473	(350)	(7,537)	4,122
Depreciation	2,138	317	67	—	2,522
Capital expenditures	2,764	305	—	—	3,069

(1)	excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and affiliate of JCI.

     Corporate, unallocated and other includes (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Corporate expenses	$(4,210)	$(3,656)	$(12,420)	$(12,637)
Transaction related expenses	(139)	(331)	(26,911)	(13,982)
Transaction with affiliates	7,432	5,615	25,035	20,549
Restructuring charges	(2,244)	—	(4,855)	—
Unusual charges(1)	(170)	(643)	(1,550)	(1,467)

Total corporate, unallocated and other	$669	$985	$(20,701)	$(7,537)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS

Current assets:
Cash	$20	$523
Receivables	321	154
Inventories	30,401	27,183
Receivables from affiliates	24,226	17,136
Prepaid income taxes	5,124	1,265
Prepaid expenses and other current assets	4,105	9,237

Total current assets	64,197	55,498

Property and equipment, net	1,856	1,647

Other assets:
Deferred financing fees, net	4,292	7,334
Investment in preferred shares of affiliated company	124,048	126,042
Other	2,679	3,120

Total	$197,072	$193,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$4,500
Accounts payable	13,343	11,277
Accrued liabilities	5,091	2,033
Payables to affiliates	—	2,202
Deferred income taxes	2,579	—

Total current liabilities	21,013	20,012

Long-term debt	138,450	144,000

Total liabilities	159,463	164,012

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2004 and 2003	5	5
Retained earnings	44,066	35,767
Accumulated other comprehensive loss	(6,462)	(6,143)

Total stockholders’ equity	37,609	29,629

Total	$197,072	$193,641

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales to affiliates	$34,408	$28,804	$110,451	$92,888
Cost of sales	21,424	18,111	73,107	59,063

Gross profit	12,984	10,693	37,344	33,825
Selling, general and administrative expenses	602	547	1,591	2,304
Management fee expense to affiliate	744	412	3,113	2,107
Service fee expense to affiliate	4,764	3,989	19,410	7,694

Income from operations	6,874	5,745	13,230	21,720
Other expense:
Exchange gain (loss), net	15,600	(7,175)	12,336	(8,661)
Interest expense	(4,011)	(4,258)	(12,216)	(5,998)
Interest income	—	27	34	1
Loss on extinguishment of debt	(2,559)	—	(2,559)	—
Other expense	—	(29)	—	(30)
Other income	29	—	29	—

Income (loss) before income taxes	15,933	(5,690)	10,854	7,032
Income tax expense (benefit)	2,555	(3,571)	2,555	2,790

Net income (loss)	$13,378	$(2,119)	$8,299	$4,242

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$8,299	$4,242
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	497	385
Write off and amortization of deferred financing fees	3,372	131
Unrealized foreign exchange and derivative loss	1,989	9,056
Deferred income taxes	2,594	—
Changes in operating assets and liabilities:
Receivables	(170)	(149)
Inventories	(3,670)	(8,834)
Prepaid expenses and other current assets	(78)	223
Intercompany receivables and payables	(9,126)	(4,723)
Other assets	51	15
Accounts payable and accrued liabilities and value added taxes	10,460	263
Income taxes payable	(3,902)	(758)

Net cash provided by (used in) operating activities	10,316	(149)

Cash flows from investing activities:
Purchase of preferred shares of affiliate	—	(136,420)
Purchases of property and equipment	(391)	(66)

Net cash used in investing activities	(391)	(136,486)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	120,000
Proceeds from term loan	—	30,000
Repurchase of subordinated debt	(300)	—
Payment of debt guarantee fee to affiliate	—	(4,000)
Borrowings under revolving credit facility	56,750	—
Repayments under revolving credit facility	(38,000)	—
Deferred financing costs	(428)	(8,628)
Repayments under term loan facility	(28,500)	(750)

Net cash (used in) provided by financing activities	(10,478)	136,622
Effect of exchange rate changes on cash	50	(16)

Net decrease in cash	(503)	(29)
Cash at beginning of period	523	38

Cash at end of period	$20	$9

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States in February 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société a responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A. (formerly CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société anonyme (“Jafra S.A.”). Jafra S.A. was formerly a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”). Jafra Distribution was organized to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Distribuidora Venus, S.A. de C.V., (“Venus”), a wholly-owned subsidiary of Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”). Jafra Cosmetics S.A. is also primarily owned by five indirect wholly-owned subsidiaries of the Parent. Jafra Distribution owns a minority interest of Jafra Cosmetics S.A.

     On May 27, 2004, Vorwerk & Co. eins GmbH acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to Jafra Distribution due to the outstanding registered debt.

     The accompanying unaudited interim financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 reflect the operations of Jafra Distribution or the carved-out distribution operations of Venus, which are now conducted by Jafra Distribution, and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Distribution’s financial statements as of September 30, 2004 and for the interim periods presented.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11¾% Senior Subordinated Notes due 2008 (the “Old Notes”) of JCI and Jafra Cosmetics S.A., to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made liquidating distributions of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

(2) Inventories

     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Raw materials and supplies	$9,858	$5,578
Finished goods	20,543	21,605

Total inventories	$30,401	$27,183

(3) Machinery and Equipment

     Machinery and equipment consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Machinery, equipment and other	$2,256	$1,898
Less accumulated depreciation	400	251

Machinery and equipment, net	$1,856	$1,647

(4) Investment in Affiliated Company

     On May 20, 2003, Jafra Distribution subscribed for and purchased 13,642 shares Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000 as an investment in affiliated company in the accompanying balance sheets. Except for the effect of translation, which has reduced the investment by approximately $12,372,000, Jafra Distribution carries the investment on its balance sheet at cost.

(5) Income Taxes

     During the three and nine months ended September 30, 2004, Jafra Distribution released its valuation allowances against certain pretax losses as Jafra Distribution is reporting pretax income for the three and nine months ended September 30, 2004.

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

     The New Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the New Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the New Notes in an aggregate principal amount such that at least 65% of the original aggregate principal amount of the New Notes is outstanding, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. In connection with the Acquisition, holders of $300,000 principal amount of the New Notes redeemed such notes and as a result, $119.7 million principal amount of New Notes was outstanding at September 30, 2004.

     In addition, in May 2003, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of up to $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60% to Jafra Distribution.

     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At September 30, 2004, approximately $2,679,000 was classified as a non-current asset and the remaining unamortized amount was classified as a current asset in the accompanying balance sheets.

     In connection with closing the Acquisition, the Issuers, the Company and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provided that for a period of 90 days following the closing of the Acquisition, the Acquisition would not constitute an event of default under the Credit Agreement. On August 16, 2004, prior to the expiration of the 90 day period, the Company and the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, Jafra Distribution borrowed $26,750,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.625%. As of September 30, 2004, the applicable interest rate was 4.3%, subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     With the borrowings from the Restated Credit Agreement, Jafra Distribution paid in full all existing amounts under the Senior Credit Agreement. In connection with the full repayment of the Senior Credit Agreement and the purchase of $300,000 of the outstanding New Notes, Jafra Distribution wrote off approximately $2,559,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during the three and nine months ended September 30, 2004.

     Jafra Distribution capitalized approximately $428,000 of costs related to the Restated Credit Agreement. As of September 30, 2004, approximately $4,666,000 of unamortized deferred financing fees were reported as a

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)

noncurrent asset in the accompanying consolidated balance sheets (excluding translation effects). These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the New Notes and the Restated Credit Agreement.

     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2004, the Parent and its subsidiaries were in compliance with all covenants.

     The Restated Credit Agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the Restated Credit Agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the Restated Credit Agreement) to block payments on the New Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

     The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.

(7) Comprehensive Income (Loss)

     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss)	$13,378	$(2,119)	$8,299	$4,242
Foreign currency translation adjustments	354	(1,932)	(319)	(1,827)

Comprehensive income (loss)	$13,732	$(4,051)	$7,980	$2,415

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)

(8) Related Party Transactions

     Jafra Distribution sells color cosmetics and fragrance products, and in 2004 certain skin and body care products, to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $4,522,000 and $10,467.000 for the three and nine months ended September 30, 2004, respectively, and $3,068,000 and $8,738,000 for the three and nine months ended September 30, 2003, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchased skin and body care products from an affiliate. Purchases were $1,767,000 and $7,031,000 for the three and nine months ended September 30, 2004, respectively and $3,018,000 and $11,445,000 for the three and nine months ended September 30, 2003, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A., at a markup. Sales to Jafra Cosmetics S.A. were $29,886,000 and $99,984,000 for the three and nine months ended September 30, 2004, respectively, and $25,736,000 and $84,150,000 for the three and nine months ended September 30, 2003, respectively.

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

(9) Foreign Currency Forward Contracts

     Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution enters into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying statements of operations. During the three and nine months ended September 30, 2004, Jafra Distribution recognized gains of $18,167,000 and $14,892,000 related to the forward contracts. As of September 30, 2004, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A. The following provides information about the details of Jafra Distribution’s forward contract as of December 31, 2003 (in thousands):

	Forward Position		Weighted
	In Mexican	Maturity	Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)
Buy U.S. dollar/sell Mexican peso	1,677,924	3/04/04	10.97	$3,213

(1)	The fair value of the forward position presented above, an unrealized gain of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in receivables from affiliates in the accompanying balance sheets.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,939	$5,833
Receivables, net	35,166	34,065
Receivables from affiliates	2,862	2,880
Current deferred income taxes	2,608	—
Prepaid expenses and other current assets	2,172	497

Total current assets	44,747	43,275

Property and equipment, net	33,533	33,399

Other assets:
Goodwill	26,010	26,428
Trademarks	40,461	41,111
Other	1,698	4,083

Total	$146,449	$148,296

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	2,903	4,073
Accrued liabilities	25,057	31,930
Income taxes payable	5,317	6,093
Payables to affiliates	37,608	24,611
Deferred income taxes	—	2,941
Other current liabilities	391	458

Total current liabilities	71,276	70,106

Deferred income taxes	11,673	12,651
Other long-term liabilities	3,159	3,209

Total liabilities	86,108	85,966

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2004 and 2003
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2004 and 2003	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	17,238	17,687
Accumulated other comprehensive loss	(11,231)	(9,691)

Total stockholders’ equity	60,341	62,330
Total	$146,449	$148,296

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$63,265	$51,844	$201,694	$172,057
Cost of sales	25,082	20,990	79,746	72,502

Gross profit	38,183	30,854	121,948	99,555
Selling, general and administrative expenses	32,914	27,821	102,567	86,347
Management fee expense to affiliates	1,307	1,486	6,621	5,806
Service fee income from affiliate	(4,764)	(3,989)	(19,410)	(7,694)
Restructuring charges	—	—	162	—
Royalty expense to affiliates, net	4,779	3,720	15,297	12,638

Income from operations	3,947	1,816	16,711	2,458
Other income (expense):
Exchange loss, net	(14,791)	(139)	(15,303)	(43)
Interest expense	(27)	(37)	(173)	(2,079)
Interest income	20	44	97	240
Loss on extinguishment of debt	—	—	—	(1,842)
Other expense	(69)	(88)	(241)	(205)

(Loss) income before income taxes	(10,920)	1,596	1,091	(1,471)
Income tax (benefit) expense	(2,298)	1,668	1,540	(877)

Net loss	$(8,622)	$(72)	$(449)	$(594)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(449)	$(594)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,338	1,303
Write off and amortization of deferred financing fees	—	435
Provision for uncollectible accounts receivable	5,515	6,308
Unrealized foreign exchange and derivative loss	888	120
Deferred realized derivative loss	—	646
Deferred income taxes	(6,318)	—
Changes in operating assets and liabilities:
Receivables	(7,493)	(962)
Prepaid expenses and other current assets	75	(117)
Intercompany receivables and payables	14,750	1,399
Other assets	(340)	18
Accounts payable and accrued liabilities and value added taxes	(9,815)	(5,106)
Income taxes payable/prepaid	(683)	(3,700)

Net cash used in operating activities	(2,532)	(250)

Cash flows from investing activities:
Purchases of property and equipment	(1,633)	(1,748)

Net cash used in investing activities	(1,633)	(1,748)

Cash flows from financing activities:
Repurchase of subordinated debt due 2008	—	(30,072)
Repayments under term loan facility	—	(2,375)
Receipt of guarantee fee from affiliate	—	4,000
Repayments under bank debt	—	(828)
Sale of Series C preferred stock	—	20,150

Net cash used in financing activities	—	(9,125)

Effect of exchange rate changes on cash	271	26

Net decrease in cash and cash equivalents	(3,894)	(11,097)
Cash and cash equivalents at beginning of period	5,833	13,356

Cash and cash equivalents at end of period	$1,939	$2,259

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

     On May 27, 2004, Vorwerk & Co. eins GmbH acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to Jafra Cosmetics S.A. due to the outstanding registered debt.

     The accompanying unaudited interim consolidated financial statements as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.), excluding the carved-out distribution operations of Distribuidora Venus, S.A. de C.V. (“Venus”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Cosmetics S.A.’s consolidated financial statements as of September 30, 2004 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.

      Jafra Distribution was organized under the laws of the United Mexican States in February 2003 to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Venus, a wholly-owned subsidiary of Jafra Cosmetics S.A. Jafra Distribution is owned by five indirect wholly-owned subsidiaries of the Parent.

     On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into $90 million of new senior credit facilities, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility and issuing $200 million of 10¾% Senior Subordinated Notes due 2011 (the “New Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11¾% Senior Subordinated Notes due 2008 (the “Old Notes”), of JCI and Jafra Cosmetics S.A. to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made liquidating distributions of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Land	$9,348	$9,498
Buildings	9,395	9,545
Machinery, equipment and other	23,211	21,304

	41,954	40,347
Less accumulated depreciation	8,421	6,948

Property and equipment, net	$33,533	$33,399

(3) Goodwill and Other Intangible Assets.

     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $40,461,000 and $41,111,000 as of September 30, 2004 and December 31, 2003, respectively. Except for translation adjustments, there were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2004 and the year ended December 31, 2003. Goodwill was $26,010,000 and $26,428,000 at September 30, 2004 and December 31, 2003.

(4) Income Taxes

     The actual income tax rate of Jafra Cosmetics S.A. for the three and nine months ended September 30, 2004 from the “expected” tax rate, computed by applying the Mexico federal corporate rate of 33% to income before income taxes due to certain permanent differences, including inflation and the effect of temporary differences, including prepayment of inventory, on taxable income.

(5) Restructuring Charges

     Jafra Cosmetics S.A. recorded and paid out $162,000 of restructuring charges during the first nine months of 2004 related to the Parent’s transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. These restructuring expenses related primarily to termination benefits. Jafra Cosmetics S.A. does not expect to incur any additional restructuring costs in connection with this transfer.

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

     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the New Notes on a senior subordinated basis and under the Senior Credit Agreement. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the New Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the New Notes. At September 30, 2004, approximately $2,679,000 was classified as a non-current liability and the remaining unamortized amount was classified as a current liability in the accompanying consolidated balance sheets.

     On May 23, 2003, with the proceeds from the guarantee fee paid by Jafra Distribution, an equity contribution by Jafra Distribution and available cash, Jafra Cosmetics S.A. redeemed its Old Notes in the aggregate principal amount of $30,072,000 at a premium of approximately $1,767,000. Additionally, Jafra Cosmetics S.A. repaid $2,375,000 under the Old Credit Agreement and terminated the Old Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, Jafra Cosmetics S.A. wrote off approximately $75,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $1,842,000 and was recorded as loss on extinguishment of debt in the accompanying consolidated statements of operations during the nine months ended September 30, 2003.

(7) Comprehensive Loss

     Comprehensive loss is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net loss	$(8,622)	$(72)	$(449)	$(594)
Unrealized and deferred realized (loss) gain on derivatives	(130)	146	(329)	303
Reclassification of deferred realized loss (gain) to
exchange loss	—	1	—	(549)
Reclassification of deferred realized loss to cost of sales	—	—	—	654
Tax benefit on unrealized and deferred realized (loss) gain on derivatives	—	(49)	—	(49)
Foreign currency translation adjustments	656	(3,148)	(1,211)	(3,893)

Comprehensive loss	$(8,096)	$(3,122)	$(1,989)	$(4,128)

(8) Related Party Transactions

     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $11,549,000 and $36,506,000 for the three and nine months ended September 30, 2004, respectively, and $9,421,000 and $32,287,000 for the three and nine months ended September 30, 2003, respectively.

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

     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $746,000 and $2,340,000 for the three and nine months ended September 30, 2004, respectively, and $819,000 and $2,445,000 for the three and nine months ended September 30, 2003, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $5,525,000,000 and $17,637,000 for the three and nine months ended September 30, 2004, respectively, and $4,539,000 and $15,083,000 for the three and nine months ended September 30, 2003, respectively, and are based upon a percentage of Jafra Cosmetics S.A.’s third party sales.

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

     During the three and nine months ended September 30, 2004, Jafra Cosmetics S.A. recognized $496,000 and $529,000 of losses, respectively, on option contracts and during the nine months ended September 30, 2003, Jafra Cosmetics S.A. recognized $627,000 of gains on option contracts as a component of exchange loss, net on the accompanying consolidated statements of operations.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     As of December 31, 2003, Jafra Cosmetics S.A. had deferred as a component of other comprehensive loss $278,000 of gains on option contracts. During the nine months ended September 30, 2004, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $329,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. Jafra Cosmetics S.A. expects that substantially all of the remaining loss of $51,000 deferred as a component of other comprehensive loss at September 30, 2004 will be recognized into net income (loss) within the next sixteen months.

     The fair value of the option contracts was $418,000 at September 30, 2004 and has been recorded in accrued liabilities in the consolidated balance sheets. The fair value of the option contracts was $440,000 at December 31, 2003, and was recorded in other receivables in the consolidated balance sheets.

      During the three and nine months ended September 30, 2004 and 2003 the ineffectiveness generated by Jafra Cosmetics S.A.’s option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly during the three and nine months ended September 30, 2004 and 2003, $0 and $230,000, respectively, of gains, were reclassified into earnings.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 657,000,000 and 831,000,000 in put and call positions at September 30, 2004 and December 31, 2003, respectively, and mature at various dates through January 31, 2006. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency forward contracts (“forward contracts”) with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2004, Jafra Cosmetics S.A. recognized losses of $18,167,000 and $14,892,000 related to the forward contracts. As of September 30, 2004, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A. The following provides information about the details of Jafra Cosmetics S.A.’s forward contract as of December 31, 2003 (in thousands):

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the consolidated results of operations, financial condition and liquidity of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent” or the “Company”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2003 included in the Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for future periods.

      On May 27, 2004 Vorwerk & Co. eins GmbH (“Vorwerk”) acquired substantially all of the issued and outstanding common stock of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.), which is the Company’s immediate holding company, from its shareholders. The purchase transaction by Vorwerk has not been pushed down to the Company due to the outstanding registered debt.

Foreign Operations

     Net sales outside of the United States constituted approximately 76% and 72% of the Company’s total net sales for the nine months ended September 30, 2004 and 2003, respectively. In addition, as of September 30, 2004, non-U.S. subsidiaries comprised approximately 70% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to protect against potential devaluation of the Mexican peso.

     The Company’s subsidiaries in Mexico generated approximately 67% and 62% of the Company’s net sales for the nine months ended September 30, 2004 and 2003, respectively, substantially all of which were denominated in Mexican pesos. During the first nine months of 2004 and in 2003, the Mexican peso has devalued compared to the U.S. dollar. During the first nine months of 2004, the remeasurement of U.S. dollar-denominated debt resulted in an exchange loss of $2.1 million, most of which was unrealized. Jafra Distribution had $138.5 million of outstanding U.S. dollar denominated debt at September 30, 2004.

     The Company is also exposed to foreign exchange risk due to its operations in South America and Europe. The Company’s largest South American operation is in Brazil; and its largest European operation is in Germany. During the nine months ended September 30, 2004, the Brazilian real revalued 1.1% and the euro devalued 1.1%. The Company does not currently have a hedging program to protect against any further devaluation of the real or the euro. A further devaluation of either currency could have a negative impact on the Company’s results.

     Subsequent to the end of the third quarter, the Company ceased direct selling operations at its Brazil subsidiary. The Company entered into a distributorship agreement with a third party to sell Jafra products in Brazil and has begun shut down procedures at Jafra Brazil.

     As a group doing more than 76% of its business in international markets during the first nine months of 2004, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to purchase agreements, licensing agreements or other arrangements. Regulations in the United States, Mexico and in other foreign markets may result in monitoring of the Company’s corporate structure and how it effects intercompany fund transfers.

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

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
Net sales	$94.8	100.0%	$86.6	100.0%	$301.7	100.0%	$276.7	100.0%
Cost of sales	20.4	21.5	19.6	22.6	68.5	22.7	63.8	23.1

Gross profit	74.4	78.5	67.0	77.4	233.2	77.3	212.9	76.9
Selling, general and administrative expenses	59.0	62.2	55.1	63.6	183.2	60.7	173.0	62.5
Transaction related expenses	0.1	0.1	0.4	0.5	29.7	9.8	15.5	5.6
Restructuring and impairment charges	2.3	2.5	—	—	5.0	1.7	—	—

Income from operations	13.0	13.7	11.5	13.3	15.3	5.1	24.4	8.8
Exchange gain (loss), net	1.7	1.8	(7.5)	(8.6)	(2.8)	(0.9)	(7.8)	(2.8)
Interest expense	(6.8)	(7.2)	(6.9)	(8.0)	(20.6)	(6.8)	(14.4)	(5.2)
Interest income	—	—	—	—	0.1	—	0.3	0.1
Loss on extinguishment of debt	(4.5)	(4.7)	—	—	(4.5)	(1.5)	(6.6)	(2.4)
Other expense	(0.1)	(0.1)	—	—	(0.3)	(0.1)	(0.3)	(0.2)
Other income	—	—	—	—	0.1	—	—	—

Income (loss) before income taxes	3.3	3.5	(2.9)	(3.3)	(12.7)	(4.2)	(4.4)	(1.7)
Income tax expense (benefit)	2.4	2.6	(0.5)	(0.5)	(1.7)	(0.6)	1.2	0.3

Income (loss) from continuing operations	0.9	0.9	(2.4)	(2.8)	(11.0)	(3.6)	(5.6)	(2.0)
Loss on discontinued operations, net of income tax expense of $0 in 2004 and 2003	—	—	(0.6)	(0.7)	(0.2)	(0.1)	(2.5)	(0.9)

Net income (loss)	$0.9	0.9%	$(3.0)	(3.5)%	$(11.2)	(3.7)%	$(8.1)	(2.9)%

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Three Months Ended September 30, 2004
Net sales	$63.3	$23.1	$7.2	$1.2	$—	$94.8
Cost of sales	15.2	4.9	1.4	0.5	(1.6)	20.4

Gross profit	48.1	18.2	5.8	0.7	1.6	74.4
Selling, general and administrative expenses	32.1	14.3	5.8	1.2	5.6	59.0
Transaction related expenses	—	—	—	—	0.1	0.1
Restructuring and impairment charges	—	—	—	—	2.3	2.3

Income (loss) from operations	$16.0	$3.9	$0.0	$(0.5)	$(6.4)	$(13.0)

Three Months Ended September 30, 2003
Net sales	$51.8	$25.9	$6.6	$2.3	$—	$86.6
Cost of sales	12.3	6.0	1.3	1.0	(1.0)	19.6

Gross profit	39.5	19.9	5.3	1.3	1.0	67.0
Selling, general and administrative expenses	27.2	15.4	5.3	2.5	4.7	55.1
Transaction related expenses	—	—	—	—	0.4	0.4

Income (loss) from operations	$12.3	$4.5	$0.0	$(1.2)	$(4.1)	$11.5

     Net sales. Net sales in the third quarter of 2004 increased to $94.8 million from $86.6 million in the third quarter of 2003, an increase of $8.2 million, or 9.5%. Net sales in local currencies in the third quarter of 2004 increased by 13.0% over the comparable prior year period. The increase in net sales measured in U.S. dollars was less than the increase measured in local currencies, as a result of weaker average exchange rates during the third quarter of 2004 compared to the third quarter of 2003, The increase in net sales was driven by the increase in net sales in Mexico primarily as a result of the increase in the average number of consultants in Mexico and an increase in consultant productivity. The Company’s average number of consultants in the third quarter of 2004 increased to approximately 436,000, or 6.9% over the average number of consultants in the third quarter of 2003. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Total Company consultant productivity measured in U.S. dollars in the third quarter of 2004 increased 2.4% compared to the third quarter of 2003. Measured in local currencies, consultant productivity increased 5.7% compared to the third quarter of 2003. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. Quarterly productivity may increase or decrease significantly due to changes in the nature and timing of certain promotions from one year to another.

     In Mexico, net sales in the third quarter of 2004 increased to $63.3 million from $51.8 million in the third quarter of 2003, an increase of $11.5 million, or 22.2%. Net sales in Mexico measured in local currency increased 30.0% in the third quarter of 2004 over the comparable 2003 period. The period-over-period net sales increase measured in local currency was due primarily to increases in the average number of consultants and in consultant productivity. In Mexico the average number of consultants in the third quarter of 2004 was approximately 319,000, an increase of 22.1% compared to the third quarter of 2003, primarily as a result of a larger beginning base and the success of retention and recruiting strategies. Consultant productivity measured in local currency during the third quarter of 2004 increased 6.1% compared to consultant productivity during the third quarter of 2003 as a result of successful fragrance promotions.

     In the United States, including the Dominican Republic, net sales in the third quarter of 2004 decreased to $23.1 million from $25.9 million in the third quarter of 2003, a decrease of $2.8 million, or 10.8%. During 2004, the Company classified its Dominican Republic operations within the United States segment for all periods presented as the operations in the Dominican Republic are under the same management as operations in the United States and the Company’s key financial decision makers evaluate the results of the Dominican Republic within the United States segment. Operations in the United States (inclusive of the Dominican Republic) are bifurcated into two separate units: the Hispanic Group, which represents approximately two-thirds of the United States segment and includes the Dominican Republic, and the U.S. Division. In the United States, the decrease in net sales was primarily the result of a decrease in the average number of consultants and a decrease in consultant productivity.

     Net sales in the Hispanic Group (including the Dominican Republic) decreased to $16.5 million in the third quarter of 2004 from $17.9 million in the third quarter of 2003, a decrease of $1.4 million or 7.8%. The decrease in net sales was primarily the result of a decrease in the number of consultants and a decrease in consultant productivity. The average number of consultants in the Hispanic Group decreased 5.3% to approximately 56,000 in the third quarter of 2004 compared to the third quarter of 2003 as a result of a smaller consultant base at the beginning of the period. The consultant base at the beginning of the period was negatively impacted by issues associated with implementing a new commercial system primarily experienced during the latter part of 2003 and the first couple months of 2004. Consultant productivity decreased 2.7% in the third quarter of 2004 compared to the third quarter of 2003 as a result of greater net sales in the third quarter of 2003 driven by the launch of the microdermabrasion products. Overall the Hispanic Division had a less active base during the third quarter of 2004 over the comparable prior year period due to the replacement of part of the more established base with new consultants that historically are not as active. In the Dominican Republic, program changes were implemented aimed at a smaller more productive consultant base. Although consultant productivity increased in the Dominican Republic, the program changes also contributed to the decrease in the average number of consultants. The decreased productivity in the Hispanic Division was partially offset by the increase in the Dominican Republic.

     Net sales in the U.S. Division decreased 17.5% to approximately $6.6 million in the third quarter of 2004 compared to $8.0 million the third quarter of 2003, due to decreases in the average number of consultants and decreases in consultant productivity. The average number of consultants in the period was approximately 26,000, a 10.3% decrease compared to the third quarter of 2003, as a result of a smaller consultant base at the beginning of the period as a result of the same system implementation issues experience by the Hispanic Division. During the third quarter of 2004, consultant productivity decreased 8.4% compared to the third quarter of 2003 as a result of the same factors, which affected the Hispanic Division during the third quarter of 2004.

     In Europe, net sales increased to $7.2 million in the third quarter of 2004 from $6.6 million in the third quarter of 2003, an increase of $0.6 million, or 9.1%, as a result of stronger average local currencies compared to the U.S. dollar. On a local currency basis, net sales were relatively constant during the third quarter of 2004 compared to the third quarter of 2003. The average number of consultants in Europe decreased 4.5% to approximately 18,000 over the comparable prior year period. This was offset by increased consultant productivity, as productivity measured in local currencies increased 5.6% during the third quarter of 2004 compared to the third quarter of 2003.

     Net sales in the other markets decreased to $1.2 million in the third quarter of 2004 compared to $2.3 million in the third quarter of 2003, a decrease of $1.1 million, or 47.8%. Other markets consist of Brazil, Argentina and, in 2003, Thailand. Brazilian net sales were $1.1 million in the third quarter of 2004 compared to $1.9 million in the third quarter of 2003, a decrease of $0.8 million, or 42.1%. The decrease was as a result of the Company’s plans to cease direct selling operations in Brazil. Net sales in Argentina were constant during the third quarter of 2004 compared to the third quarter of 2003. The Company ceased operations in Thailand during the fourth quarter of 2003 and therefore, there were no sales in Thailand in 2004 compared to $0.3 million during the third quarter of 2003.

     Gross profit. Consolidated gross profit in the third quarter of 2004 increased to $74.4 million from $67.0 million in the comparable prior year period, an increase of $7.4 million, or 11.0%. Gross profit as a percentage of net sales (gross margin) increased to 78.5% in the third quarter of 2004 from 77.4% in the third quarter of 2003. The increase in gross margin in the third quarter of 2004 was primarily a result of increased favorable manufacturing and other direct cost variances in the Company’s manufacturing operations.

      In Mexico, gross margin in the third quarter of 2004 decreased slightly to 76.0% from 76.3% in the third quarter of 2003. The decreased gross margin in Mexico was primarily the result of additional charges to the reserve for slow moving inventory and the unfavorable impact of a greater promotional product mix, partially offset by more favorable direct cost variances in the third quarter of 2004 compared to the third quarter of 2003.

      In the United States, gross margin in the third quarter of 2004 increased to 78.8% from 76.8% as a result of the mix of products with fewer promotional items (which normally have a lower margin), sales of consultant cases in 2004 which had a higher margin, more sales of hostess promotions with a higher margin and less need for charges to the reserve for slow moving inventory during the third quarter of 2004 compared to the third quarter of 2003.

     In Europe, gross margin in the third quarter of 2004 increased to 80.6% from 80.3% in the third quarter of 2004 due to a favorable product mix and stronger local currencies compared to the U.S. dollar at the time of the purchase of the goods.

     Selling, general and administrative expenses. SG&A expenses in the third quarter of 2004 increased to $59.0 million from $55.1 million in the third quarter of 2003, an increase of $3.9 million, or 7.1%. SG&A expenses as a percentage of net sales decreased to 62.2% in the third quarter of 2004 compared to 63.6% in the third quarter of 2003, due primarily to reduced SG&A expenses, as a percentage of net sales, at the Company’s Mexican subsidiary, offset in part by higher SG&A expenses, as a percentage of net sales, at the Company’s U.S. subsidiary.

     In Mexico, SG&A expenses in the third quarter of 2004 increased by $4.9 million, or 18.0%, to $32.1 million compared to $27.2 million in the third quarter of 2003. SG&A expenses decreased as a percentage of net sales to 50.7% in the third quarter of 2004 compared to 52.5% in the third quarter of 2003. The decrease in SG&A expenses as a percentage of net sales was primarily due to decreased bad debt expenses and personnel related expense savings. As a result of improvements in the collection of receivables, bad debt expense as a percentage of net sales has decreased to 3.1% during the third quarter of 2004 compared to 3.6% during the third quarter of 2003. Additionally, administrative and selling expenses were favorably impacted by the impact of a larger sales base on fixed expenses. This was partially offset by increased sales promotional expense as a percentage of sales due to increased promotional activity.

     In the United States, SG&A expenses in the third quarter of 2004 decreased by $1.1 million, or 7.1%, to $14.3 million from $15.4 million in the third quarter of 2003. SG&A expenses as a percentage of net sales were 61.9% in the third quarter of 2004 compared to 59.5% in the third quarter of 2003. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased selling and administrative expenses in part due to increased information technology depreciation expense and the negative impact of reduced sales on fixed costs.

     In Europe, SG&A expenses in the third quarter of 2004 increased by $0.5 million, or 9.4%, to $5.8 million from $5.3 million in the third quarter of 2003. SG&A expenses as a percentage of net sales in Europe increased nominally to 80.6% in the third quarter of 2004 compared to 80.3% in the third quarter of 2003.

     SG&A expenses in the Company’s other markets in the third quarter of 2004 decreased by $1.3 million, or 52.0%, to $1.2 million compared to $2.5 million in the third quarter of 2003. During the third quarter of 2004, the Company began winding down operations in Brazil as the Company has made a decision to cease direct selling operations in that market. As a result, selling and administrative expenses in Brazil were significantly less during the third quarter of 2004 compared to the third quarter of 2003.

     SG&A expenses in “Corporate, Unallocated and Other” increased to $5.6 million in the third quarter of 2004 compared to $4.7 million in the third quarter of 2003 as a result of the timing of incremental costs in the Company’s corporate headquarters and more unusual charges not allocated to the reporting units during the third quarter of 2004 compared to the third quarter of 2003.

      Transaction Related Expenses. During the second quarter of 2004, Vorwerk acquired substantially all of the outstanding capital stock of Jafra S.A., the Company’s parent. During the third quarter of 2004, the Company incurred $0.1 million of transaction related expenses compared to $0.4 million in the third quarter of 2003. The Company does not expect to incur any additional material transaction related expenses related to the acquisition.

     Restructuring and impairment charges. During the third quarter of 2004 the Company recorded $2.3 million of restructuring charges related severance benefits for certain members of management who departed from the Company.

     Exchange gain (loss). The Company’s foreign exchange gain was $1.7 million in the third quarter of 2004 compared to a foreign exchange loss of $7.5 million in the third quarter of 2003, a favorable change of $9.2 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt at Jafra Distribution and gains and losses arising from other foreign currency-denominated transactions, including remeasurement of U.S. dollar-denominated intercompany accounts. During the third quarter of 2004, the Company recognized $1.7 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt and $0.5 million of exchange gains on other foreign currency transactions. This was partially offset by $0.5 million of exchange losses on option contracts. During the third quarter of 2003, the Company recognized $7.5 million of exchange losses on the remeasurement of U.S. dollar-denominated debt and did not recognized any gains or losses on forward contracts, option contracts or other foreign currency denominated transactions. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including interest income) in the third quarter of 2004 decreased to $6.8 million from $6.9 million in the third quarter of 2003, a nominal decrease of $0.1 million.

     Loss on extinguishment of debt. During the third quarter of 2004, the Company entered into a Restated Credit Agreement and a Loan Contract. With the proceeds from those borrowings, the Company repaid all amounts outstanding under its Senior Credit Agreement. In addition, during the third quarter of 2004, the Company repurchased $500,000 of its outstanding 10¾% subordinated notes. In connection with the repayment of the Senior Credit Agreement and the repurchase of the subordinated notes, the Company wrote off approximately $4.5 million of capitalized deferred financing fees.

     Income tax expense (benefit). Income tax expense was $2.4 million during the third quarter of 2004 compared to income tax benefit of $0.5 million during the third quarter of 2003. The Company’s effective income tax rate from continuing operations was 72.7% in the third quarter of 2004, compared to 17.2% in the third quarter of 2003. The Company’s United States subsidiary effective tax rate was impacted by certain permanent differences, which resulted in a higher effective tax rate in the quarter. The Company’s Mexican subsidiaries effective tax rate benefited from the release of valuation allowances against certain operating losses. Additionally, the Company recorded additional valuation allowances on certain operating losses in its Brazilian subsidiaries. During the third quarter of 2003, the Company had pretax losses in Mexico with an income tax benefit. This was partially offset by pretax income and income tax expense in the United States. Additionally, the Company recorded valuation allowances against certain pretax losses in Europe and South America, which resulted in pretax loss without any tax benefit in these jurisdictions.

     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were $0.6 million during the third quarter of 2003, a favorable change of $0.6 million during the third quarter of 2004.

     Net income (loss). Net income was $0.9 million in the third quarter of 2004 compared to net loss of $3.0 million in the third quarter of 2003, a favorable change of $3.9 million. The favorable change was the result of a $7.4 million increase in gross profit, a $0.3 million decrease in transaction related expenses, $9.2 million favorable change in exchange gain (loss), a $0.1 million decrease in interest expense, a $0.6 million decrease in loss on discontinued operations partially offset by a $3.9 million increase in selling, general and administrative expenses, $2.3 million of restructuring charges, a $4.5 million loss on extinguishment of debt, a $0.1 million increase in other expense and a $2.9 million unfavorable change in income tax expense (benefit).

Nine months ended September 30, 2004 compared to the Nine months ended September 30, 2003

					Corporate,
		United		All	Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	Others	and Other	Total
Nine Months Ended September 30, 2004
Net sales	$201.7	$71.8	$24.2	$4.0	$—	$301.7
Cost of sales	48.9	15.8	4.6	1.5	(2.3)	68.5

Gross profit	152.8	56.0	19.6	2.5	2.3	233.2
Selling, general and administrative expenses	96.9	47.9	18.8	4.3	15.3	183.2
Transaction related expenses	—	—	—	—	29.7	29.7
Restructuring charges	—	—	—	—	5.0	5.0

Income (loss) from operations	$55.9	$8.1	$0.8	$(1.8)	$(47.7)	$15.3

Nine Months Ended September 30, 2003
Net sales	$172.1	$76.7	$22.7	$5.2	$—	$276.7
Cost of sales	41.5	17.2	4.7	2.4	(2.0)	63.8

Gross profit	130.6	59.5	18.0	2.8	2.0	212.9
Selling, general and administrative expenses	85.7	48.0	17.5	6.6	15.2	173.0
Transaction related expenses	—	—	—	—	15.5	15.5

Income (loss) from operations	$44.9	$11.5	$0.5	$(3.8)	$(28.7)	$24.4

     Net sales. Net sales for the nine months ended September 30, 2004 increased to $301.7 million from $276.7 million for the nine months ended September 30, 2003, an increase of $25.0 million, or 9.0%. Net sales measured in local currencies for the nine months ended September 30, 2004 increased 12.4% compared to net sales measured in local currencies for the nine months ended September 30, 2003. During the nine months ended September 30, 2004 there were weaker average exchange rates compared to the nine months ended September 30, 2003, resulting in a lower net sales increase measured in U.S. dollars compared to the increase measured in local currencies. The net sales increase was primarily due to an increase in net sales in Mexico partially as a result of an increase in the average number of consultants and an increase in consultant productivity in Mexico. The Company’s average number of consultants worldwide for the nine months ended September 30, 2004 increased to approximately 438,000, 8.3% over the average number of consultants for the nine months ended September 30, 2003. Consultant productivity measured in local currencies increased 3.4% for the nine months ended September 30, 2004 compared to consultant productivity for the nine months ended September 30, 2003.

     In Mexico, net sales for the nine months ended September 30, 2004 increased to $201.7 million from $172.1 million for the nine months ended September 30, 2003, an increase of $29.6 million, or 17.2% over the comparable prior year period. Net sales measured in local currency increased 24.3% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase measured in local currency was primarily due to an increase in the average number of consultants and an increase in consultant productivity. During the nine months ended September 30, 2004, the average number of consultants in Mexico was approximately 320,000, an increase of 22.9% over the comparable prior year period primarily as a result of a larger consultant base at the beginning of the period and successful promotions to recruit and retain consultants. Consultant productivity measured in local currency during the nine months ended September 30, 2004 increased 1.1% compared to consultant productivity during the nine months ended September 30, 2003.

     In the United States, including the Dominican Republic, net sales for the nine months ended September 30, 2004 decreased to $71.8 million compared to $76.7 million for the nine months ended September 30, 2003, a decrease of $4.9 million, or 6.4%. In the United States, the decrease in net sales was primarily the result of a decrease in the average number of consultants, partially offset by an increase in consultant productivity.

     Net sales in the Hispanic Group decreased to $50.8 million for the nine months ended September 30, 2004 from $52.6 million for the nine months ended September 30, 2003, a decrease of $1.8 million, or 3.4% as a result of a decrease in the average number of consultants partially offset by an increase in consultant productivity. During the nine months ended September 30, 2004, the average number of consultants decreased to approximately 55,000 consultants, a decrease of 5.2% over the comparable prior year period primarily as a result of a diminished beginning consultant base as a result of system implementation issues experienced at the end of 2003 and first few months of 2004. Consultant productivity increased 1.8% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of an increase in the minimum order size to receive the maximum commission percentage. Additionally, the Dominican Republic implemented program changes which resulted in a smaller but more productive consultant base.

      Net sales in the U.S. Division decreased 12.9% to approximately $21.0 million for the nine months ended September 30, 2004 compared to $24.1 million for the nine months ended September 30, 2003 due to a decrease in the average number of consultants and a decrease in consultant productivity. The U.S. Division had approximately 27,000 consultants during the nine months ended September 30, 2004, a decrease of 11.5% over the comparable prior year. The average number of consultants was also impacted by a diminished beginning base due to the system implementation issues experienced at the end of 2003 and the first few months of 2004. Consultant productivity decreased 1.6% during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of productivity declines in the third quarter of 2004, despite productivity increases in the first six months of 2004 as a result of the increase in the minimum order size in an effort to encourage a more productive consultant base.

     In Europe, net sales increased to $24.2 million for the nine months ended September 30, 2004 from $22.7 million for the nine months ended September 30, 2003, an increase of $1.5 million, or 6.6%. In local currencies, net sales decreased 2.4% for the nine months ended September 30, 2004 over the comparable prior year period as a result of a decrease in consultant productivity and in the average number of consultants. Consultant productivity measured in local currencies decreased approximately 1.2% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of less favorable general economic conditions faced by the consultants primarily in Germany. The average number of consultants also decreased 1.2% to approximately 18,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

     Net sales in the other markets decreased to $4.0 million for the nine months ended September 30, 2004 compared to $5.2 million for the nine months ended September 30, 2003, a decrease of $1.2 million or 23.1% primarily as a result of the Company’s decision to cease its direct selling operation in Brazil. Net sales in Argentina were constant during the nine months ended September 30, 2004 over the comparable prior year period. Additionally, the Company ceased operations in Thailand at the end of 2003. There were no sales in Thailand during 2004 compared to $0.2 million for the nine months ended September 30, 2003.

     Gross profit. Consolidated gross profit for the nine months ended September 30, 2004 increased to $233.2 million from $212.9 million for the nine months ended September 30, 2003, an increase of $20.3 million, or 9.5%. Gross profit as a percentage of net sales (gross margin) increased to 77.3% for the nine months ended September 30, 2004 compared to 76.9% for the nine months ended September 30, 2003.

     In Mexico, gross margin for the nine months ended September 30, 2004 decreased to 75.8% from 75.9% for the nine months ended September 30, 2003. The decrease in gross margin was primarily due lower gross margin on non-commissionable sales and additional charges for the reserve for slow moving inventory during the nine months ended September 30, 2004 over the comparable prior year period. This was partially offset by the reclassification of exchange losses to cost of sales in connection with hedge accounting pursuant to SFAS No. 133 during the nine months ended September 30, 2003. There were no such reclassification of losses during the nine months ended September 30, 2004.

     In the United States, gross margin for the nine months ended September 30, 2004 increased to 78.0% compared to 77.6% for the nine months ended September 30, 2003. The increase in gross margin was primarily the result of the sales mix of products with better margins in the nine months ended September 30, 2004 over the comparable prior year period.

     In Europe, gross margin for the nine months ended September 30, 2004 increased to 81.0% from 79.3% in the comparable prior year period due to the favorable impact of exchange rates on the purchase of goods and favorable product mix, including the sale of new products with better margins during the nine months ended September 30, 2004 over the comparable prior year period.

     Selling, general and administrative expenses. SG&A expenses for the nine months ended September 30, 2004 increased to $183.2 million compared to $173.0 million for the nine months ended September 30, 2003, an increase of $10.2 million, or 5.9%. SG&A expenses, as a percentage of net sales, decreased to 60.7% for the nine months ended September 30, 2004 from 62.5% for the nine months ended September 30, 2003 due primarily to reduced SG&A expenses in Mexico, partially offset by increased SG&A expenses in the United States and Europe.

     In Mexico, SG&A expenses for the nine months ended September 30, 2004 increased by $11.2 million, or 13.1% to $96.9 million compared to $85.7 million for the nine months ended September 30, 2003. SG&A expenses decreased, as a percentage of net sales, to 48.0% for the nine months ended September 30, 2004 compared to 49.8% for the nine months ended September 30, 2003. The decrease in SG&A expenses as a percentage of net sales was primarily due to decreased administrative and selling expenses partially offset by increased sales promotional expense. Administrative expenses decreased primarily as a result of a 0.9 percentage point decrease in bad debt expenses because of better collections and savings of personnel related costs due to position of vacancies. Sales promotional expenses increased 1.4 percentage points during the first nine months of 2004 compared to the first nine months of 2003 due to increased promotional activity and the costs associated with more winners of a trip to the annual conference.

     In the United States, SG&A expenses for the nine months ended September 30, 2004 decreased nominally by $0.1 million to $47.9 million from $48.0 million for the nine months ended September 30, 2003. SG&A expenses, as a percentage of net sales, were 66.7% for the nine months ended September 30, 2004 compared to 62.6% for the nine months ended September 30, 2003. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased selling and administrative expenses as a result of incremental system depreciation expenses and additional third party consulting fees related to information technology system that was implemented at the end of 2003 and the unfavorable impact of a reduced sales base on fixed expenses, partially offset by reduced promotional expense as a result of reduced promotional activity.

     In Europe, SG&A expenses for the nine months ended September 30, 2004 increased by $1.3 million, or 7.4% to $18.8 million from $17.5 million for the nine months ended September 30, 2003. SG&A expenses, as a percentage of net sales, in Europe increased to 77.7% from 77.1% for the nine months ended September 30, 2003. The increase in SG&A expenses as a percentage of net sales was due to increased administrative expenses and override expenses partially offset by decreased sales promotional expenses. Incremental information technology costs and the impact of reduced sales on fixed costs were the primary cause of the increased administrative expenses as a percentage of sales. Override expenses have been increasing as a percentage of net sales due to better collections and changes in the program implemented during the middle of 2003. In 2003, promotional expenses were greater than in 2004 in an effort to increase the consultant base and generate sales.

     SG&A expenses in the other markets decreased by $2.3 million or 34.8% to $4.3 million for the nine months ended September 30, 2004 compared to $6.6 million for the nine months ended September 30, 2003 primarily as a result of the Company’s decision to cease direct selling operations in Brazil.

     SG&A expenses in “Corporate, Unallocated and Other” increased nominally to $15.3 million for the nine months ended September 30, 2004 compared to $15.2 million for the nine months ended September 30, 2003.

     Transaction Related Expenses. During the nine months ended September 30, 2004, the Company incurred $29.7 million of transaction related expenses compared to $15.5 million during the nine months ended September 30, 2003. During the second quarter of 2004, Vorwerk acquired substantially all of the outstanding stock of Jafra S.A., the Company’s parent. As a part of this acquisition, all outstanding employee stock options were repurchased and cancelled. This resulted in $20.3 million of compensation expense. Additionally, the former primary shareholder of Jafra S.A. paid $4.9 million in special bonuses directly to certain members of management and non-employee board of director members. This non-cash charge has been accounted for as a deemed contribution by the former primary shareholder. The remaining amount recorded in the nine months ended September 30, 2004 related primarily to expensing of insurance premiums due to change of control provisions in the insurance contract and fees paid to professional service providers for this transaction and other transactions contemplated but not completed. During the nine months ended September 30, 2003, the Company completed a recapitalization of its operations by the issuance of new debt. In connection with the recapitalization, the Company paid and expensed $13.3 million in bonus payments to the then holders that held options to purchase CDRJ’S common stock, certain members of management and non-employee board of director members. Additionally, the Company expensed $1.1 million in transaction related fees during the nine months ended September 30, 2003. The Company does not expect to incur any additional material transaction related expenses related to the acquisition.

     Restructuring and impairment charges. During the nine months ended September 30, 2004, the Company recorded restructuring and impairment charges of $5.0 million related to relocating substantially all of its manufacturing functions to its facilities in Mexico and in termination benefit for the departure of certain members of management. Of the total amount, approximately $0.4 million related to asset impairment charges.

     Exchange gain (loss). The Company’s foreign exchange loss was $2.8 million for the nine months ended September 30, 2004 compared to $7.8 million for the nine months ended September 30, 2003, a favorable change of $5.0 million. During the nine months ended September 30, 2004, the Company recognized $2.1 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt, $0.5 million of losses related to option contracts and $0.2 million of exchange losses on other foreign currency transactions. During the nine months ended September 30, 2003, the Company recognized $9.3 million of exchange losses on the remeasurement of U.S. dollar-denominated debt. The loss was partially offset by $0.6 million of exchange gains related to option contracts and $0.9 million of exchange gains on other foreign currency transactions. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense. Net interest expense (including interest income) for the nine months ended September 30, 2004 increased to $20.5 million from $14.1 million for the nine months ended September 30, 2003, an increase of $6.4 million, or 45.4%. The increase was primarily due to a greater average amount of debt outstanding during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 as a result of the recapitalization of the Company during the second quarter of 2003.

     Loss on extinguishment of debt. During the nine months ended September 30, 2004, the Company entered into a Restated Credit Agreement and a Loan Contract. With the proceeds from those borrowings, the Company repaid all amounts outstanding under its Senior Credit Agreement. In addition, during the nine months ended September 30, 2004 the Company repurchased $0.5 million of its outstanding 10¾% subordinated notes. In connection with the repayment of the Senior Credit Agreement and the repurchase of the subordinated notes, the Company wrote off approximately $4.5 million of capitalized deferred financing fees. During the nine months ended September 30, 2003, the Company redeemed previously outstanding Notes in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, the Company repaid $7.4 million to terminate its then existing Credit Agreement. In connection with the redemption of the Old Notes and the termination of the Old Credit Agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. The total expense related to the extinguishment of the debt was $6.6 million and was recorded during the nine months ended September 30, 2003.

     Income tax (benefit) expense. Income tax benefit was $1.7 million for the nine months ended September 30, 2004 compared to an income tax expense of $1.2 million for the nine months ended September 30, 2003, a $2.9 million change. During the nine months ended September 30, 2004, the Company’s United States subsidiary recorded a reduced tax benefit, as a result of certain non-deductible expenses, on pretax losses. This amount was partially offset by income tax expense on pretax income in the Company’s Mexican subsidiaries. Additionally, the Company recorded valuation allowances against certain pretax losses in the Company’s Brazilian subsidiary. During the nine months ended September 30, 2003, the Company reported a pretax loss of $4.4 million and income tax expense of $1.2 million. The Company’s Mexican subsidiaries reported pretax income and income tax expense for the nine months ended September 30, 2003. The income tax expense was partially offset by an income tax benefit in the U.S. subsidiary based on pretax net loss. Additionally, the European and other subsidiaries recorded valuation allowances against pretax net losses for the nine months ended September 30, 2003.

     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were $0.2 million for the nine months ended September 30, 2004 compared to $2.5 million for the nine months ended September 30, 2003, a decrease of $2.3 million. As these markets were substantially liquidated during 2003, the losses attributable to these markets were less during 2004 compared to 2003.

     Net loss. Net loss was $11.2 million for the nine months ended September 30, 2004 compared to $8.1 million for the nine months ended September 30, 2003, a $3.1 million decrease in income. The decrease in income was primarily due to a $10.2 million increase in selling, general and administrative expenses, a $14.2 million increase in transaction related expenses, a $5.0 million restructuring and impairment charge, a $6.4 million increase in interest expense, net, partially offset by a $2.1 million decrease in loss on extinguishment of debt, a $20.3 million increase in gross profit, a $5.0 million decrease in exchange loss, $0.1 million of other income, a $2.9 million favorable change in income tax (benefit) expense and a $2.3 million decrease in loss on discontinued operations.

Liquidity and Capital Resources

Overview

     The Company has historically funded expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under the senior credit facilities. On August 16, 2004 the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels and management of accounts payable.

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

•	JCI and Jafra Distribution entered into new senior credit facilities that were subsequently replaced by the Restated Credit Agreement.

•	As further described below, Jafra Distribution and JCI issued $120 million and $80 million, respectively, in aggregate principal amount of the 10¾% Senior Subordinated Notes due 2011, or the “New Notes”, and used a portion of the proceeds from such issuance, together with borrowings under the term loan facility described above, to repay the indebtedness of JCI and Jafra Cosmetics S.A. then outstanding and to consummate other corporate transactions.

•	In order to compensate holders of then-outstanding options to acquire the capital stock of CDRJ Investments (Lux) S.A. for the diminution in the value of such options that would otherwise have resulted from the recapitalization transactions, JCI and Jafra Cosmetics S.A. made compensating payments in an aggregate amount of approximately $10.4 million to such holders. Through a series of inter-company transactions, the remaining proceeds from the issuance of the 10¾% Notes and borrowings under the senior credit facilities were paid and distributed to CDRJ Investments (Lux) S.A.

•	CDRJ Investments (Lux) S.A. was then liquidated. In the course of its liquidation, CDRJ Investments (Lux) S.A. made liquidating distributions to its shareholders of approximately $159.0 million in cash, of which approximately $7.2 million was paid to the Company’s executive officers and approximately $145.8 million was paid to the Clayton Dubilier & Rice Fund V Limited Partnership, the Company’s primary shareholder, each in their respective capacities as shareholders.

     In connection with the completion of the liquidation of CDRJ Investments (Lux) S.A, all of the remaining assets of CDRJ Investments (Lux) S.A., and all of the outstanding shares of Jafra S.A., was distributed to the shareholders of CDRJ Investments (Lux) S.A. on a pro rata basis according to their shareholdings. As a result, the shareholders of CDRJ Investments (Lux) S.A. became shareholders of Jafra S.A. The shareholders of Jafra S.A. then sold their shares to Vorwerk & Co. eins GmbH as described above.

Liquidity

     On May 20, 2003, JCI and Jafra Distribution issued $200 million aggregate principal amount of 10¾% Notes (the “New Notes”) pursuant to an indenture dated May 20, 2003 and entered into a $90 million senior credit agreement. The New Notes represent the several obligations of JCI and Jafra Distribution in the amount of $80 million and $120 million, respectively and is guaranteed by the Company and various other subsidiaries. The New Notes mature in 2011 and bear a fixed interest rate of 10¾% payable semi-annually.

     The New Notes are unsecured and are generally not redeemable for four years. Thereafter, the notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, JCI and Jafra Distribution at their option may concurrently redeem the New Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the New Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued and unpaid interest.

     As the Acquisition constituted a change of control as defined in the indenture governing the Company’s New Notes, the Issuers and the Parent sent a notice to noteholders of their right to require the repurchase of the outstanding notes at a price equal to 101% of the principal amount thereof plus accrued and unpaid interest to the date of such repurchase. During the third quarter of 2004, holders of the New Notes exercised their option to sell an aggregate of $0.5 million of the outstanding Notes to the Issuers.

     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, JCI borrowed $16,750,000 and Jafra Distribution borrowed $26,750,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.625%. As of September 30, 2004, the applicable interest rate was 4.3%, subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

     The Company entered into a Loan Contract (the “Loan Contract”) in August, 2004 to borrow up to $20 million from Vorwerk at an annual interest rate of Libor plus 2.625%. The Loan Contract is an obligation of JCI and will expire on December 20, 2004. On August 12, 2004, the Company borrowed the full amount under the Loan Contract.

      With the borrowings from the Restated Credit Agreement and the Loan Contract, the Company paid in full all existing amounts under its prior senior credit agreement. In connection with the full repayment of the Senior Credit Agreement and the purchase of $0.5 million of the outstanding New Notes, the Company wrote off approximately $4.5 million of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during the three and nine months ended September 30, 2004.

     The Company capitalized approximately $0.7 million of costs related to the Restated Credit Agreement. As of September 30, 2004, approximately $7.9 million of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the New Notes and the Restated Credit Agreement.

     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2004, the Company was in compliance with all covenants.

     The Restated Credit Agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the Restated Credit Agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the Restated Credit Agreement) to block payments on the New Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.

     As of September 30, 2004, the Company had outstanding $253.5 million of debt, consisting of $199.5 million of New Notes, $34.0 million outstanding under the Restated Credit Agreement and $20.0 million outstanding under the Loan Agreement.

      The Company believes that its existing cash, cash flow from operations and availability under the Restated Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements, working capital needs and debt service obligations over the next twelve months. Reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use funds under the credit agreement.

Cash Flows

     Net cash used in operating activities was $8.8 million for the nine months ended September 30, 2004 compared to $2.5 million for the nine months ended September 30, 2003, an increase of $6.3 million. Net cash used in operating activities for the nine months ended September 30, 2004 consisted of $10.6 million provided by net loss plus depreciation and other non-cash items included in net loss offset by $19.4 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the nine months ended September 30, 2004 were an increase of $8.7 million in receivables, $3.8 in inventories, $3.6 million in prepaid expenses and $4.9 million in prepaid income taxes.

     Net cash used in investing activities was $4.0 million for the nine months ended September 30, 2004 primarily related to the purchase of property and equipment.

     Net cash provided in financing activities was $4.7 million for the nine months ended September 30, 2004 and included borrowings of $107.0 million under the revolving credit facility, $20.0 million of borrowings under the Loan Contract, partially offset by repayments of $47.5 million of the term loan and $73.0 million of repayments under the revolving credit facility.

     The effect of exchange changes on cash was $0.4 million for the nine months ended September 30, 2004.

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

Business Trends and Initiatives

     The Company’s Mexico subsidiary has reported net sales growth measured in local currencies during the last three years, primarily as a result of increases in the consultant base. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 67% of total net sales for the nine months ended September 30, 2004 and 63% of total net sales for the year ended December 31, 2003.

      In the United States, the Company has continued its strategy of focusing on the distinct elements of its two basic customer groups. Additionally, the Company is including the results of the Dominican Republic within the results of the United States. Net sales for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 decreased primarily as a result of a decrease in the consultant base due to a lower base at the beginning of the period because of certain issues associated with a system implementation. However, in each of the past two years, net sales in the United States have increased.

     Net sales in Europe have increased due to strengthening of the euro compared to the U.S. dollar. For the first nine months of 2004, European sales contributed 8% to consolidated sales. However, in local currencies, net sales decreased for the first nine months of 2004 compared to the first nine months of 2003.

     During third quarter of 2003, the Company discontinued it operations in Venezuela, Colombia, Chile and Peru. During the fourth quarter of 2003, the Company ceased operations in Thailand. During the third quarter of 2004, the Company decided to cease direct selling operations in Brazil and subsequent to the end of the third quarter, the Company entered into a distribution agreement with a third party to distribute Jafra products in Brazil. The Company continues to evaluate its operations in other countries.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt incurred in connection with the recapitalization discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2003. No significant changes have occurred during the first nine months of 2004 in relation to the interest rate risk or its credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiares and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. However, 76% of the Company’s revenue for first nine months of 2004 was generated in countries with a functional currency other than the U.S. dollar, and 67% of the Company’s revenue for the first nine months of 2004 was denominated in Mexican pesos. As a result, the Company’s earnings and cash flows for the nine months ended September 30, 2004 were exposed to fluctuations in foreign currency exchange rates.

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

     The Company uses foreign currency option contracts to hedge against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 657,000,000 and 831,000,000 in put and call positions at September 30, 2004 and December 31, 2003, respectively. The outstanding foreign currency option contracts outstanding at September 30, 2004 mature at various dates through January 31, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of September 30, 2004 (in thousands except for average strike price):

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S.Dollars(1)	Maturity Date
At September 30, 2004:
Purchased Puts (Company may sell Peso/buy USD)
Mexican Peso	182,000	12.24 – 12.38	(399)	Oct. – Dec. 2004
Mexican Peso	107,000	12.62 – 12.76	(256)	Jan. – Mar. 2005
Mexican Peso	179,000	12.50 – 12.94	(338)	Apr. – Jun. 2005
Mexican Peso	61,000	12.76 – 13.07	(46)	Jul. – Sept. 2005
Mexican Peso	108,000	13.21 – 13.32	(102)	Oct. – Dec. 2005
Mexican Peso	20,000	13.19	(6)	Jan. 2006

	657,000		$(1,147)

Written Calls (Counterparty may buy Peso/sell USD)
Mexican Peso	182,000	11.09 – 11.22	351	Oct. – Dec. 2004
Mexican Peso	107,000	11.43 – 11.56	161	Jan. – Mar. 2005
Mexican Peso	179,000	11.34 – 11.73	285	Apr. – Jun. 2005
Mexican Peso	61,000	11.56 – 11.84	(20)	Jul. – Sept. 2005
Mexican Peso	108,000	11.97 – 12.06	(41)	Oct. – Dec. 2005
Mexican Peso	20,000	11.95	(7)	Jan. 2006

	657,000		$729

     The following table provides information about the details of the Company’s option contracts as of December 31, 2003 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December 31, 2003:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $418,000 at September 30, 2004 and an unrealized gain of $440,000 at December 31, 2003 represents the carrying value and was recorded in accrued liabilities and other receivables, respectively in the consolidated balance sheets.

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

There has been no change in the Company’s internal controls or procedures during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

     A current Report on Form 8-K was filed on August 5, 2004, under Item 5, “Other Events” announcing the resignation of Michael A. DiGregorio, Executive Vice President and Chief Financial Officer, and the appointment of Gary Eshleman as acting Chief Financial Officer.

     A current Report on Form 8-K was filed on August 6, 2004 under Item 9, “Regulation FD Disclosure” and Item 12, “Results of Operations and Financial Condition,” relating to the Company’s press release setting forth its second quarter results.

     A current Report on Form 8-K was filed on August 19, 2004 under Item 5, “Other Events” and under Item 7, “Financial Statements, Proforma Financial Information and Exhibits” announcing that the Company’s entry into a Restated Credit Agreement. A copy of the Restated Credit Agreement was attached as Exhibit 10.1.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Jafra Worldwide Holdings (Lux) S.àr.l.
/s/ RONALD B. CLARK Ronald B. Clark Chief Executive Officer
/s/ GARY ESHLEMAN Gary Eshleman Chief Financial Officer (Principal Financial Accounting Officer)
/s/ STACY WOLF Stacy Wolf Corporate Controller (Principal Accounting Officer)
Date November 15, 2004