Form 10-K
period 2004-12-31
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2005-03-31
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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
382-386 Route de Longwy
L-2212 Luxembourg
Luxembourg
(352) 226027
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant
was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐          No ☑
      The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.
      As of March 15, 2005 the registrant had outstanding 316,420 shares of common stock, par value $100.00 per share.
Documents Incorporated by Reference
None

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L.

PART I

Item 1.	Business
General
      Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”) is an intermediate holding company that conducts all of its operations through its U.S. and non-U.S. subsidiaries. Prior to the Parent’s recapitalization on May 20, 2003, the historical operations of CDRJ Investments (Lux) S.A. (“CDRJ”) were equivalent to the operations of the Parent. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company” or “Jafra.”
      The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a network of approximately 410,000 independent consultants, who market and sell the Company’s products to their customers. The Company generated approximately 67% of its total net sales in 2004 in Mexico and approximately 24% of its total net sales in the United States and the Dominican Republic.
      The Jafra business was incorporated in 1956 and was subsequently purchased by the Gillette Company. In 1998, the Jafra business was sold by the Gillette Company to CD&R Fund V and then was acquired from CD&R Fund V (the “Acquisition”) on May 27, 2004 by Vorwerk & Co. eins GmbH (“Vorwerk”). Vorwerk is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. Vorwerk holds its interest in the Company through Jafra S.A., a Luxembourg société anonyme, formerly known as CDRJ North Atlantic (Lux) S.àr.l. (“Jafra S.A.”).
      The Parent agreed to file periodic reports with the Securities and Exchange Commission (“SEC”) in connection with the issuance in May 2003 of $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes”) by its subsidiaries Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “issuers), so long as the 10 3/4% Notes are outstanding. The 10 3/4% Notes, of which approximately $172 million principal amounts are outstanding, after giving effect to a voluntary redemption in February 2005, are guaranteed by the Parent. JCI and Jafra Distribution are also borrowers (and the Parent is the Guarantor) under a $60 million amended and restated revolving credit facility entered into in August 2004, which can be increased by the Company under certain circumstances.
      Jafra conducts its operations through one channel, direct selling, and its reportable segments are based on geography: Mexico, United States and the Dominican Republic and Europe. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the consolidated financial statements.
Strategy
      The Company’s strategy consists primarily of the following key initiatives:
      Continue Core Strategy of Expanding and Retaining Consultant Base. The Company intends to increase its business by focusing on sponsoring and retaining loyal consultants who sell product. The Company believes that the attractive income opportunities offered by its compensation structure and its operational and cultural focus on providing support to its consultants have been instrumental in achieving overall consultant and net sales growth over the past several years. The Company believes the emphasis it places on providing its consultants with focused customer service, training, effective sales and marketing materials, brochures, and new product demonstrations, will continue to differentiate Jafra from its competitors. Additionally, the Company intends to continue to stimulate net sales growth by motivating its consultant base at local recognition events and by offering travel rewards, gifts and other incentives to its most productive consultants.
      Capitalize on Leading Market Position and Brand Equity in Mexico. The Company believes its leading market position and the strength of the Jafra brand in Mexico position it to benefit from favorable demographic trends and will facilitate the Company’s efforts to continue to expand its consultant base and to capture additional market share. As the Mexican population ages and more adults seek career and income opportunities, the Company believes that its brand equity and the size of its consultant base will position Jafra as an attractive career opportunity and facilitate consultant recruitment.
      Continue U.S. Divisional Strategy. In late 2000, the Company bifurcated its operations in the United States into a Hispanic Division and a U.S. Division. The establishment of two separate divisions in the United States has allowed the Company to customize its marketing efforts. The Company has focused on separate segments of the population and will continue to provide its U.S. Spanish and non-Spanish speaking consultants with tailored recruiting programs, training materials, seminars and product presentations. In particular, the Company believes that it will benefit from the growth of the U.S. Hispanic population and its increasing buying power.
      Maintain Strong New Product Pipeline. The development and introduction of new products serve to motivate consultants by providing them with new and exciting products to demonstrate and market to their customers. As part of each of the Company’s consecutive two-month marketing and promotion cycles, the Company regularly introduces line extensions, such as new colors within the existing color cosmetics lines, and new products that employ the latest technology and capitalize on the face-to-face interaction between consultants and their customers. In the development of new products, the Company employs a strategy that minimizes research costs and focuses development efforts on innovative products that have already proven successful in the marketplace.
      Leverage Brand Strength into Complementary Categories and Markets. The Company is primarily focused on maintaining and growing its loyal consultant base and establishing a cost-effective distribution infrastructure and superior support structure for its consultants. The Company’s measured strategy is to develop selective products in complementary categories with the consultants’ core customer in mind and that will specifically lend themselves to the one-on-one meetings and product demonstrations that are fundamental to the direct selling business model. The Company also continues to evaluate the possibility of expanding into other direct selling markets.
      Continue to Identify Operating Efficiencies and Benefit from Economies of Scale. Management has increased the Company’s gross profit margin and reduced selling, general and administrative expenses, less one-time charges related to transactions and restructuring, as a percentage of net sales, primarily by reducing manufacturing and overhead costs, streamlining marketing efforts and improving working capital management. The Company intends to continue to pursue additional opportunities to realize cost savings and operating efficiencies in order to increase profitability. Further, the Company believes its direct selling business model will continue to generate significant organic growth and that the resulting scale will afford increasing opportunities to leverage the fixed cost base and increase efficiencies in the Company’s purchasing, manufacturing, marketing, training and technology functions.
Research and Development
      The Company continuously introduces new and revitalized products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. During 2004, the Company launched 22 new product concepts. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village, California facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $1.4 million in the year ended December 31, 2004, $1.3 million in the year ended December 31, 2003 and $1.5 million in the year ended December 31, 2002.
      Employees in the Research and Development Department formulate products and analyze them for chemical purity and microbial integrity. A separate small-scale pilot batch is produced and tested prior to full scale manufacture. The Company continues to invest in the development of one product line for use in all current markets and upgrading of its product lines by adding new formulations and contemporary fragrances.

Products
      The following table sets forth the net sales of the Company’s principal product lines for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product Line	of Total	Product Line	of Total	Product Line	of Total
	($ in millions)	Sales	($ in millions)	Sales	($ in millions)	Sales

Skin care	$78.6	19.5%	$73.8	19.9%	$66.3	17.9%
Body care and personal care	48.3	12.0	47.2	12.7	40.5	10.9
Color cosmetics	83.5	20.7	84.9	22.8	97.6	26.3
Fragrances	146.4	36.3	127.3	34.3	124.9	33.7
Other products(1)	46.6	11.5	38.3	10.3	41.3	11.2

Subtotal before shipping and other fees, less commissions	403.4	100.0%	371.5	100.0%	370.6	100.0%

Shipping and other fees, less commissions	12.8		12.4		12.0

Total	$416.2		$383.9		$382.6

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.
      Skin Care. The Company sells personalized skin programs in a free matrix skincare system that allows individuals to select a regimen to meet individual needs. Skin care products include cleansers, skin fresheners, masks, and moisturizers for day and night. In addition to basic skin care products, the Company offers specialty products to enhance skin texture and encourage cell revitalization, including the Company’s signature product, Royal Jelly Milk Balm Moisture Lotion, and products for maturing skin (Time Protector and Time Corrector), eye care (Optimeyes) and elasticity (Elasticity Recovery Hydrogel). The Company is committed to maintaining contemporary formulas and routinely evaluating and updating its product offerings.
      Body Care and Personal Care. The Company markets a broad selection of body, bath, sun and personal care products, including deodorants and shampoos. The Company’s signature body care product, Royal Jelly Body Complex, contains “royal jelly” (a substance produced by queen bees) in an oil-free deep moisturizing formula with natural botanical extracts and vitamins. Other offerings in the body care line include sunscreens, hand care lotions, revitalizing sprays, and bath products. While the Company varies its product offerings and continues to develop new products, Royal Almond and Precious Protein products have been top sellers for many years. In 2002, the Company leveraged the success of the Royal Almond brand by introducing Royal Ginger, a scent extension to the body care family. Also, the Company launched the Define Your Body line of four products, a complete line of body treatment products. The Company continued to build on the success of the Jafra Spa line with the launches of the Spa fragrances and the Scalp Massage and Hair Treatment. The Tender Moments baby line was enhanced with the launch of pediatrician-tested Baby Bottom Balm, formulated with soothing ingredients. In 2003, Jafra continued to promote body and personal care products with limited life fragrance-driven line extensions that leverage successful existing fragrance brands and also introduced a line of peppermint scented foot care products. In 2004, the Company launched a Honey Body Line and a brand leverage line with the Royal Rose Body line.
      Color Cosmetics. The Company sells a range of color cosmetics for the face, eyes, lips, cheeks and nails. The Company internally develops lipstick formulas, foundations and mascaras. In 1999, the Company implemented a new color palette strategy by introducing seasonal color products through innovative fashion color statements in the spring and fall shade product offerings. This has been a consistent strategy for 2000 through 2004, and has continued to drive the sales of color products. In 2004, the Company introduced B-Twin to target the teenage color cosmetics market.

      Fragrance. Direct selling is a significant distribution channel for fragrances, and the Company’s new scents have enabled the Company to participate on an increasingly larger scale in this channel. The Company introduces new fragrances into its product line regularly and has introduced at least one new fragrance a year since 1996. In 2002, three new fragrances were launched. Navîgo was launched as a master brand and two fragrances were launched simultaneously for men and women. JF9 Black, a sub brand of JF9, was launched for a limited time. In 2003, the Company launched six fragrance brands. One new men’s fragrance, J-Sport, was introduced, and the Company re-launched the Hamilton fragrance for men. The Company also introduced an extension of the women’s fragrance brand Le Moiré, called Le Moiré (cerisse). Additionally, a new teen fragrance, Double Nature, was launched in Mexico along with a new baby fragrance called One 2 Four. In 2004, three new fragrance brand concepts were launched with Inegale for women, Xenium for men and Coretato target the young girls market.
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
      Marketing Material & Corporate Image. The Company supports its identity and corporate image through its network of consultants and word-of-mouth. The Company uses a sophisticated and integrated promotional approach that includes meetings, marketing literature, and the Internet to create strong corporate imagery and support corporate identity.
Independent Consultants
      The Company had approximately 410,000 consultants worldwide as of December 31, 2004. Approximately 313,000 of these consultants were in Mexico, 71,000 were in the United States, 19,000 were in Europe, 5,000 were in the Dominican Republic and 2,000 were in Argentina. Of the 71,000 consultants in the United States, 45,000 were in the Hispanic Division and 26,000 were in the General Division. These consultants are not agents or employees of Jafra; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.
      The Company provides training to senior consultants, who have experience managing their own consultant networks, and recruit and train the Company’s field level organization. In addition, the Company provides special training to a select group of senior consultants, or field leaders, who, in turn, provide training to the remaining field leaders. The Company sells substantially all of its products directly to its consultants. Each consultant conducts her Jafra sales operations as a stand-alone business, purchasing Jafra goods and reselling them to customers, as well as offering free personal care consultations. The Company’s independent sales force constitutes its primary marketing contact with the general public.
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
      Recruiting. The Company believes that it presents an attractive proposition for prospective consultants due to its low start-up costs and policy of providing retail discounts. Other major attractions to prospective recruits include flexible hours, increased disposable income, an attractive incentive program (including international travel, national and regional meetings, awards and free products), personal and professional recognition, social interaction, product discounts and career development opportunities.
      The Company also emphasizes a commitment to consultants’ personal and professional training, thereby building consultants’ management and entrepreneurial skills.
      Consultant Management and Training.
      At December 31, 2004, the Company had approximately 16,000 managers, 2,000 district managers and 1,000 district directors. To become a manager, a consultant must sponsor a specified number of recruits who meet certain minimum sales levels. Once a consultant becomes a manager, she is eligible to earn commissions on her personal sales plus overrides on the sales of her downline consultants. A manager continues to gain seniority in the Jafra sales force by meeting the prescribed recruitment and sales requirements at each level of management. At more senior levels, managers may have several junior managers who in turn sponsor and manage other managers and consultants. The most successful managers have many such downline managers and consultants, and earn commissions on their personal sales plus overrides on their downline group’s sales. During 2004, the Company recorded $68.1 million as override expense within selling, general and administrative expenses and $4.2 million of commissions on personal sales paid to consultants as a reduction of net sales.
      Training for new consultants focuses first on the personalized selling of the Jafra product line, beginning with skin care and the administration of a Jafra business. Training is conducted primarily by the Company’s consultant managers. Managers train their downline consultants at monthly meetings often using materials prepared by the Company. In training managers, the Company seeks to improve leadership and management skills, while teaching managers to motivate downline consultants to higher sales levels.
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
      Due to the challenging macroeconomic environment that has affected the Company’s results in selected markets in which the Company operated, the Company adopted a strategic plan to focus on the strengths of the Mexican, U.S. and European markets. The Company terminated its direct selling operations in Brazil in 2004 and in certain markets in South America and Thailand in 2003. However, the Company will evaluate expansion opportunities into other international markets.
      The Company’s most important markets are Mexico, the United States (including the Dominican Republic) and Europe, which represented approximately 67%, 24% and 8%, respectively, of total 2004 consolidated net sales. The Company has entered into foreign currency exchange contracts to help mitigate the risk that a potential currency devaluation in Mexico would have on operations and liquidity. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”
      In certain European markets, including Czech Republic, Denmark/ Norway, Greece, Hungary, Ireland, Poland, Slovenia and Sweden the Company operates through distributors. The Company also entered into a distributor agreement with a third party in Brazil during 2004 who sells the Company’s products to consultants. The Company has the contractual right to terminate these arrangements if it chooses to operate directly in a given market.
Manufacturing
      The Company owns an approximately 38,000 square foot manufacturing facility in Naucalpan, Mexico, which is near Mexico City. This facility has produced substantially all of the Company’s product requirements since June 2004. Immediately prior to that time, substantially all of the Company’s requirements for certain cosmetic and skin care products were manufactured by a third-party contractor pursuant to a manufacturing agreement that expired on July 1, 2004. On July 2, 2004, JCI entered into a new manufacturing agreement pursuant to which the same third-party manufacturer manufactures a limited number cosmetic and skin care products for JCI.
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
Distribution Centers
      As of December 31, 2004, the Company used four primary distribution centers in the United States, Mexico and Europe. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In 2002, the Company opened a distribution center in Lerma, Mexico that services all consultants in Mexico. In addition, the Company has a distribution center in Kaufbeuren, Germany that services all of the European markets. Management believes that its facilities are adequate to meet demand in its existing markets for the foreseeable future.
      Typically, owned or leased distribution centers are located in an area that allows for direct delivery to consultants by either post or carrier. Maintaining a short delivery cycle in direct selling is an important competitive advantage.
Competition
      The Company sells all of its products in highly competitive markets. The principal bases of competition in the cosmetics direct selling industry are price, quality and range of product offerings. On the basis of information available to it from industry sources, management believes that there are a significant number of companies (including both direct sales and cosmetic manufacturing companies) that compete with the Company’s products. Several direct sales companies compete with Jafra in sales of cosmetic products, and at least two such competitors, Mary Kay and Avon, are substantially larger than the Company in terms of total independent salespersons, sales volume and resources. In addition, the Company’s products compete with cosmetics and toiletry items manufactured by cosmetic companies that sell their products in retail or department stores. Several of such competitors are substantially larger than the Company in terms of sales and have substantially more resources. The Company also faces competition in recruiting independent salespersons from other direct selling organizations whose product lines may or may not compete with the Company’s products.
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
      In 1998, a former employee of Gillette filed applications to register the “Jafra” trademark in various jurisdictions in which the Company does not currently operate. In 1998, Gillette obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. Gillette has since completed the relevant documentation relating to the transfer of these trademarks to the Company. The Company has filed the documents obtained from this former employee in those jurisdictions in which the documentation will be accepted in order to secure the abandonment and cancellation of this employee’s applications and registrations. The Company has not been able to definitively verify abandonment or cancellation of these “Jafra” trademark applications or registrations in the jurisdictions of Bangladesh, Guyana, India, Nigeria, Pakistan and Sudan. If the Company is not able to secure cancellation or abandonment of the applications and registrations in these jurisdictions, it may be prohibited from distributing its products in these jurisdictions.
Information and E-Commerce Systems
      During 2001, the Company redefined its Internet strategy and continued to develop and implement an expanded e-commerce system. The expanded e-commerce platform became operational in the United States during June 2001, with the consultant utilization rate of 45% of order volume at year end 2004. In Mexico, an e-commerce platform was launched during the second half of 2001 with an average consultant utilization rate of 33% during 2004. During the 2004, the Company appointed a Chief Information Officer to evaluate global management information systems.
Seasonality
      The Company’s net sales, as measured in local currencies, during the fourth quarter of the year are typically slightly higher than in the other three quarters of the year due to seasonal holiday purchases. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Sales Cycles.”
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
Employees
      As of December 31, 2004, the Company had 901 full-time employees, of which 177 were employed in the United States, 606 were employed in Mexico and 118 were employed in other countries. The Company also had 346 outside contract employees. In Mexico, some of the Company’s employees are unionized. The Company has in the past experienced union-related work stoppages in Mexico. Within the past five years, none of these stoppages have had any material impact on operations. The Company believes its relations with its employees are generally good. The Company’s employees are not unionized in any market outside of Mexico.
Recent Development
      On February 17, 2005, the Company redeemed approximately $69.5 million of the outstanding 10 3/4% Notes at a premium of $7.4 million. In connection with the redemption of the 10 3/4% Notes, the Company wrote off $2.4 million of previously capitalized deferred financing fees. As a result, the Company expects to report $9.8 million as loss on extinguishment of debt in 2005. The redemption of the outstanding 10 3/4% Notes was funded through a series of equity offerings which resulted in Jafra S.A. subscribing to 316,270 new shares of the Company.

Item 2.	Properties
      The Company is headquartered and maintains a distribution facility in Westlake Village, California, 40 miles north of Los Angeles. The Company’s Mexico offices are located in Mexico City, Mexico. The Company’s manufacturing operations are conducted at the Company’s facility in Naucalpan, Mexico. The Westlake Village, California, Mexico City, Mexico and Naucalpan, Mexico facilities are owned by the Company, except for a small portion of the Naucalpan facility that is leased. In addition, the Company leases certain distribution facilities, sales offices and service centers to facilitate its operations globally, including distribution facilities in Lerma, Mexico; Westlake Village, California; Bridgeport, New Jersey; and Kaufbeuren, Germany. The Company’s properties are suitable and adequate to meet its current and anticipated requirements.

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
      On November 11, 2004, the shareholders of the Company, by unanimous written consent in lieu of a special meeting, appointed Ronald Weber to the Board of Directors. All other directors will continue until their term expires or their successor is elected.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      There is no established public trading market for the Parent’s common stock (the “Common Stock”). The Parent is a wholly-owned subsidiary of Jafra S.A. The Parent has not paid in the past, and does not expect to pay for the foreseeable future, regular dividends on shares of its Common Stock. The declaration and payment of future dividends, if any, will be at the sole discretion of the Board of Directors of the Parent, subject to the restrictions set forth in the Restated Credit Agreement and the Indenture for its senior subordinated notes (the “Indenture”), which currently restrict the payment of cash dividends to stockholders, and restrictions, if any, imposed by other indebtedness outstanding from time to time. See Item 7. “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Overview” and “— Liquidity and Capital Resources.”

Item 6.	Selected Financial Data
      The following is a summary of selected consolidated financial data of the Company (amounts in millions except for consultant and consultant productivity data). The selected consolidated financial data, other than consultant data, as of December 31, 2004 and 2003 and for the year ended December 31, 2004 and 2003 are derived from the audited consolidated financial statements of Jafra Worldwide Holdings (Lux) S.àr.l. which appear in Item 8. “Financial Statements and Supplementary Data.” The selected consolidated financial data, other than data on consultants and consultant productivity, for the year ended December 31, 2002 is derived from the audited financial statements of CDRJ, the former parent company, which appear in Item 8. “Financial Statements and Supplementary Data.” The selected consolidated financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from the audited financial statements of CDRJ which are not included herein. The related selected financial data should be read in conjunction with such financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,

	2004	2003	2002	2001	2000

Statement of Operations Data:
Net sales(a)	$416.2	$383.9	$382.6	$365.4	$310.5
Cost of sales	94.9	89.7	90.2	84.2	76.7

Gross profit	321.3	294.2	292.4	281.2	233.8
Selling, general and administrative expenses(a)	245.3	232.8	232.3	225.0	188.8
Transaction related expenses(b)	29.8	16.8	1.5	—	—
Restructuring and impairment charges(c)	5.0	—	—	—	2.6

Income from operations	41.2	44.6	58.6	56.2	42.4
Other income (expense):
Exchange gain (loss), net	0.2	(11.0)	(10.6)	(9.5)	(11.7)
Interest expense	(27.3)	(21.2)	(11.7)	(13.7)	(16.3)
Interest income	0.1	0.3	0.3	0.3	0.6
Loss on extinguishment of debt	(4.5)	(6.6)	—	—	(0.5)
Other expense	(0.7)	(0.6)	(0.2)	(0.3)	(1.1)
Other income	0.1	0.2	0.3	0.2	2.7

Income from continuing operations before income taxes and cumulative effect of accounting change	9.1	5.7	36.7	33.2	16.1
Income tax (benefit) expense	(2.3)	8.3	16.2	17.3	9.7

Income (loss) from continuing operations before cumulative effect of accounting change	11.4	(2.6)	20.5	15.9	6.4
Loss on discontinued operations, net of income tax expense of $0 in 2004 and 2003, $0.1 in 2002 and 2001 and $0 in 2000	(0.2)	(5.4)	(1.5)	(0.2)	—

Income (loss) before cumulative effect of accounting change	11.2	(8.0)	19.0	15.7	6.4
Cumulative effect of accounting change, net of income tax expense of $0 in 2002 and $0.1 in 2001(f)	—	—	(0.2)	0.1	—

Net income (loss)	$11.2	$(8.0)	$18.8	$15.8	$6.4

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$10.6	$16.1	$26.8	$5.7	$4.6
Working capital(d)	32.9	11.7	12.1	14.7	19.4
Property and equipment, net	61.8	63.4	60.4	59.0	50.8
Total assets	298.4	293.7	290.0	291.1	276.9
Total debt(e)	240.3	247.5	84.4	93.1	109.0
Stockholder’s (deficit) equity	$(40.2)	$(55.4)	$108.5	$96.0	$81.2

	Years Ended December 31,

	2004	2003	2002	2001	2000

Other Financial Data:
Net cash provided by operating activities	$7.6	$13.0	$43.4	$30.6	$32.5
Net cash used in investing activities	(6.0)	(11.5)	(11.3)	(11.7)	(7.2)
Net cash used in financing activities	(8.7)	(10.6)	(8.7)	(16.6)	(23.5)
Depreciation and amortization	6.7	5.7	5.5	7.6	7.6
Amortization and write off of deferred financing fees	6.3	4.0	1.4	1.4	1.9
Capital expenditures	$5.7	$10.7	$11.0	$11.2	$7.1
Total ending consultants	410,000	412,000	401,000	351,000	293,000
Average ending consultants(g)	434,000	407,000	376,000	344,000	290,000
Consultant productivity(g)	$958	$943	$1,018	$1,062	$1,071

(a)	In connection with the adoption of Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” on January 1, 2002, reclassifications have been made to all periods ending prior to that date to reflect commissions on personal sales paid to consultants, previously reported as selling, general and administrative expenses, as a reduction of net sales and selling, general and administrative expenses. The amounts that have been reclassified as a reduction to net sales and selling, general and administrative expenses are $3.8 million and $3.3 million for the years ended December 31, 2001 and 2000, respectively.

(b)	In connection with the Acquisition and to certain other non-recurring transactions subsequently terminated, the Company incurred $29.8 million of transaction related expenses during the year ended December 31, 2004. In connection with the Recapitalization and certain other non-recurring transactions subsequently terminated, the Company incurred $16.8 million of transaction related expenses during the year ended December 31, 2003. In connection with non-recurring transactions subsequently terminated, the Company incurred $1.5 million of transaction related expenses during the year ended December 31, 2002.

(c)	Restructuring and impairment charges include the following: for 2004, approximately $4.6 million of restructuring charges and approximately $0.4 million of asset impairment charges and for 2000, approximately $1.6 million of restructuring charges and approximately $1.0 million of asset impairment charges.

(d)	Working capital is calculated as total current assets excluding cash less current liabilities excluding current portion of long term debt and in 2004, due to Vorwerk.

(e)	Total debt consists of borrowings under the subordinated notes, term loan, revolving loan, Vorwerk note and unsecured foreign bank loan.

(f)	In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” on January 1, 2002, the Company recorded a net loss of $0.2 million (net of a tax effect of $0) as a cumulative transition adjustment to earnings. In connection with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, the Company recorded a net gain of $0.1 million (net of a tax effect of $0.1 million) as a cumulative effect adjustment to earnings.

(g)	The average consultant base is calculated by averaging the total ending consultant base as of the last day of each of the prior twelve months. A consultant is included in the total ending consultant base if she places an order within the prior four months. Consultant productivity is defined as net sales in U.S. dollars divided by the annual average number of consultants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
      This Annual Report contains certain non-GAAP financial information, including disclosure of the portion of the Company’s SG&A, gross margins and net loss relating to, or affected by, certain restructuring charges, transformation expenses and integration expenses. This non-GAAP financial information is provided as supplementary information and is not an alternative to GAAP. This non-GAAP financial information is used by management to analyze the Company’s baseline performance before charges and expenses that are considered by management to be outside of Jafra’s core operating results, notwithstanding the fact that such restructuring charges and transformation expenses may be recurring. This non-GAAP information is among the primary indicators management uses as a basis for evaluating the Company’s financial performance as well as for forecasting of future periods. The presentation of this additional information is not meant to be considered in isolation or as a substitute for reported results determined in accordance with GAAP.
Overview
      The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a direct selling network of approximately 410,000 independent consultants, who market and sell the Company’s products to their customers. The Company’s largest markets are Mexico and the United States (including the Dominican Republic), which contributed approximately 67% and 24% of its total net sales in 2004, respectively.

Markets
      The Company’s business operates in three primary markets: Mexico, the United States and Europe. Of these, Mexico is the largest, with approximately 67% of total net sales. Net sales in the United States (including the Dominican Republic), Europe and South America represented 24%, 8% and 1%, respectively, of total net sales for the year ended December 31, 2004. In 2000, the Company divided the United States into two divisions: the U.S. Division and the Hispanic Division, which is largely comprised of Spanish-speakers, and represents approximately two-thirds of the total U.S. business. Additionally, management combines the results of the Dominican Republic with the results of the Hispanic Division to evaluate the operations of the Hispanic Group. In Europe, the Company operates in Germany, Switzerland, Italy, Austria and the Netherlands, and several other countries through distributors. The Company has renewed its focus on the Mexican, U.S. and European markets and, in 2003, the Company discontinued its operations in Chile, Colombia, Peru and Venezuela. Consequently, the historical financial statements for all periods presented reflect the operations in these markets as discontinued operations. During 2004, the Company ceased its direct selling business in Brazil and entered into a distributorship agreement with a third party who sells the Company’s products to consultants. The Company has the contractual right to terminate this distribution arrangement if it chooses to operate directly in this market. The Company has made a decision to cease its direct selling operations in Argentina during 2005.
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
      Consultant turnover occurs throughout the year, as is typical in the direct sales industry, and results in variation in the consultant base as measured at the end of intra-year reporting periods. The Company experiences a rate of consultant turnover of over 125% from year to year, which the Company believes is typical of the direct sales industry. In addition, the consultant base and net sales also fluctuate within quarterly reporting periods because the Company has six two-month sales cycles in each fiscal year. The second and fifth sales cycle straddle the first and second, and third and fourth quarters, respectively.
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
      The following table illustrates the Company’s net sales among the four quarters of each of the last three fiscal years (dollars in millions):

	For the Year Ended December 31,				For the Year Ended December 31,				For the Year Ended December 31,
	2004				2003				2002

	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Net sales	$103.1	$103.7	$94.8	$114.6	$90.2	$100.0	$86.6	$107.1	$96.5	$95.7	$93.1	$97.3
% of full fiscal year	25%	25%	23%	27%	23%	26%	23%	28%	25%	25%	24%	26%
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
      Consultant Productivity. Management also regards consultant productivity as an important measure of the Company’s ability to generate net sales on a cost-efficient basis. Consultant productivity refers to the amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. U.S. dollar productivity is impacted by fluctuations in exchange rates. Management believes that productivity in local currency is a better indicator of the business’s performance. In a period of rapid growth of the consultant base, productivity can be impacted by the number of new consultants whose average order size is typically lower than that of established consultants. A component of productivity is the percentage of consultants who place orders on a regular basis.

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
Research and Development
      Research and development is a key part of new product introductions that motivate the consultant base and increase net sales. The Company has its own in-house development department staffed with approximately 10 trained professionals. The Company has chosen a strategy that allows it to focus most of its efforts on the development side. The Company utilizes research and industry developments as well as proven market concepts and products as a base for its development of new products. As a result, research and development expenses are less than 1% of net sales.
Foreign Currency Translation
      The Company generates the majority of its net sales through peso-denominated sales to consultants in Mexico, which is its largest market. The Company also has operations in other overseas markets, each of which generates net sales in its respective local currency. Because the Company reports its financial results in, and all of its debt is denominated in, U.S. dollars, the Company is exposed to significant foreign currency related risks in connection with the translation of its activities outside the United States from local currencies into U.S. dollars and the translation of currency for the repayment of debt, payment of interest expense and other dollar-denominated obligations into U.S. dollars. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk.”
Results of Operations
      Net Sales. The Company records net sales based on the wholesale price of product sold to its consultants. The Company’s net sales represents net revenue plus the shipping, handling and other fees paid to it by consultants, less any commissions paid by the Company to consultants on their personal sales. Approximately 89% to 90% of these net sales are product-related and are commissionable, while 10% to 11% are consultant kits and other sales aids, training materials and certain other products which are non-commissionable. Sales are recorded upon shipment by third-party carrier to the consultants. The retail price of the Company’s products is at the high end of the range for comparable direct selling merchants. The wholesale price is determined by the commission earned by the consultant based on the size of the order.

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
      The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Years Ended December 31,

	2004		2003		2002

	($ in millions)
Net sales	$416.2	100.0%	$383.9	100.0%	$382.6	100.0%
Cost of sales	94.9	22.8	89.7	23.4	90.2	23.6

Gross profit	321.3	77.2	294.2	76.6	292.4	76.4
Selling, general and administrative expenses	245.3	58.9	232.8	60.6	232.3	60.7
Transaction related expenses	29.8	7.2	16.8	4.4	1.5	0.4
Restructuring and impairment charges	5.0	1.2	—	—	—	—

Income from operations	41.2	9.9	44.6	11.6	58.6	15.3
Exchange gain (loss), net	0.2	—	(11.0)	(2.9)	(10.6)	(2.8)
Interest expense	(27.3)	(6.6)	(21.2)	(5.5)	(11.7)	(3.0)
Interest income	0.1	—	0.3	0.1	0.3	0.1
Loss on extinguishment of debt	(4.5)	(1.0)	(6.6)	(1.7)	—	—
Other expense	(0.7)	(0.1)	(0.6)	(0.2)	(0.2)	(0.1)
Other income	0.1	—	0.2	0.1	0.3	0.1

Income from continuing operations before income taxes and cumulative effect of accounting change	9.1	2.2	5.7	1.5	36.7	9.6
Income tax (benefit) expense	(2.3)	(0.5)	8.3	2.2	16.2	4.2

Income (loss) from continuing operations before cumulative effect of accounting change	11.4	2.7	(2.6)	(0.7)	20.5	5.4
Loss on discontinued operations, net of income tax expense of $0 in 2004 and 2003 and $0.1 in 2002	(0.2)	—	(5.4)	(1.4)	(1.5)	(0.4)

Income (loss) before cumulative effect of accounting change	11.2	2.7	(8.0)	(2.1)	19.0	5.0
Cumulative effect of accounting change, net of income tax expense of $0	—	—	—	—	(0.2)	(0.1)

Net income (loss)	$11.2	2.7%	$(8.0)	(2.1)%	$18.8	4.9%

      The following tables represent selected components of the consolidated results of operations by market. Management evaluates market performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and other intangible assets. Results for South America and Thailand are combined and included in the following tables under the caption “All Others.” Results for the Dominican Republic are included in the U.S. segment as the operations of the Dominican Republic are under the same management as the operations of the U.S. Hispanic Division. Corporate expenses, reorganization and restructuring charges and unusual gains and losses are included under the caption “Corporate, Unallocated and Other.”

		United
		States and the			Corporate,
		Dominican			Unallocated	Consolidated
	Mexico	Republic	Europe	All Others	and Other	Total

	(Dollars in millions)
Year Ended December 31, 2004
Net sales	$278.4	$98.0	$35.0	$4.8	$—	$416.2
Cost of sales	67.6	21.4	6.6	2.1	(2.8)	94.9

Gross profit	210.8	76.6	28.4	2.7	2.8	321.3
Selling, general and administrative expenses	133.7	59.9	25.5	4.9	21.3	245.3
Transaction related expenses	—	—	—	—	29.8	29.8
Restructuring and impairment charges	—	—	—	—	5.0	5.0

Income (loss) from operations	$77.1	$16.7	$2.9	$(2.2)	$(53.3)	$41.2

Year Ended December 31, 2003
Net sales	$241.7	$102.1	$32.9	$7.2	$—	$383.9
Cost of sales	58.8	23.7	7.1	3.1	(3.0)	89.7

Gross profit	182.9	78.4	25.8	4.1	3.0	294.2
Selling, general and administrative expenses	116.8	62.1	23.9	8.9	21.1	232.8
Transaction related expenses	—	—	—	—	16.8	16.8

Income (loss) from operations	$66.1	$16.3	$1.9	$(4.8)	$(34.9)	$44.6

Year Ended December 31, 2002
Net sales	$251.6	$97.4	$26.9	$6.7	$—	$382.6
Cost of sales	60.6	22.6	6.3	2.6	(1.9)	90.2

Gross profit	191.0	74.8	20.6	4.1	1.9	292.4
Selling, general and administrative expenses	124.7	58.9	19.4	10.0	19.3	232.3
Transaction related expenses	—	—	—	—	1.5	1.5

Income (loss) from operations	$66.3	$15.9	$1.2	$(5.9)	$(18.9)	$58.6

See Note 14 to the Company’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net Sales. Net sales for 2004 increased to $416.2 million from $383.9 million for 2003, an increase of $32.3 million, or 8.4%. In local currencies, net sales increased 10.8% in 2004 compared to 2003. The average ending number of consultants worldwide increased 6.6% to approximately 434,000 consultants in 2004, an increase of 27,000 consultants over the 2003 average ending number of consultants. The increase in the average number of consultants was primarily the result of consultant increases in Mexico. Measured in local currencies, consultant productivity increased 3.9%, but because of weaker average exchange rates, consultant productivity measured in U.S. dollars increased 1.6% in 2004 compared to 2003.
      In Mexico, net sales for 2004 increased 20.6% compared to net sales for 2003 measured in local currency. However, due to weaker average exchange rates, net sales measured in U.S. dollars for 2004 increased 15.2% to $278.4 million compared to net sales of $241.7 million for 2003. The increase in net sales in 2004 compared to 2003 was due primarily to an increase in the average number of consultants. The average number of consultants in Mexico increased to approximately 321,000 consultants in 2004 compared to 265,000 in 2003, a 21.1% increase. The increase in the consultant base was primarily the result of an increase in the number of new consultants resulting from promotions aimed at increasing the sponsorship of new consultants. In particular, third quarter 2004 promotional cases and other sponsoring promotions were very well accepted by the consultant base. Consultant productivity measured in local currency was relatively constant.
      In the United States and the Dominican Republic, net sales for 2004 decreased to $98.0 million compared to $102.1 million for 2003, a decrease of $4.1 million, or 4.0%. The United States is comprised of two distinct divisions, the Hispanic Division including the Dominican Republic (referred to collectively as the Hispanic Group) and the U.S. Division. The Hispanic Group’s net sales decreased 0.6% to $69.4 million in 2004 from $69.8 million in 2003 as a result of a decrease in the average number of consultants partially offset by an increase in consultant productivity. The U.S. Division’s net sales decreased 11.5% to $28.6 million in 2004, from $32.3 million in 2003, as a result of a decrease in the number of consultants.
      The Hispanic Group had an average of 54,000 consultants during 2004 compared to 58,000 consultants in 2003, a decrease of 6.9%. The decrease is the consultant base in the Hispanic Division was primarily the result of consultant losses during the end of 2003 and the beginning of 2004 associated with issues surrounding the implementation of a new commercial system. However, in the Hispanic Division, consultant productivity increased as a result of changes in the program including an increase in the minimum order necessary to obtain the maximum commission. During 2004, program changes were implemented in the Dominican Republic to focus the consultant base on the income opportunity of selling Jafra products. One result of these program changes was a smaller more productive consultant base which is evident by the decrease in the number of consultants offset by greater productivity in the Dominican Republic.
      The U.S. Division had an 11.7% decrease in net sales during 2004 compared to 2003 primarily as a result in the decrease in the number of consultants. During 2004, the U.S. Division had approximately 26,000 consultants compared to 30,000 consultants in 2003. This decrease in the number of consultants was the result of consultant losses associated with issues surrounding the implementation of a new commercial system at the end of 2003 and beginning of 2004 and also a shift in the direction of the business to a focus on “party sales.” Consultant productivity in the U.S. Division was relatively constant in 2004 compared to 2003.
      In Europe, net sales for 2004 were $35.0 million, compared to $32.9 million for 2003, an increase of $2.1 million, or 6.4%, in part due to stronger average exchange rates. Measured in local currencies, net sales decreased 2.8% in 2004 compared to 2003. In 2004, consultant productivity measured in local currencies decreased compared to 2003 consultant productivity as a result of increased economic difficulties in the countries in which the Company operates. The average number of consultants was approximately 18,000 in 2004 and was relatively constant to the average number of consultants during 2003.
      Other markets consist of Brazil, Argentina and Thailand. Net sales in the other markets for 2004 were $4.8 million, a decrease of $2.4 million, or 33.3% compared to $7.2 million for 2003. During 2004, the Company ceased direct selling operation in Brazil and therefore, net sales in Brazil were significantly less in 2004 compared to 2003. Net sales in Argentina were relatively constant in 2004 compared to 2003. The Company did not have any sales in Thailand in 2004 compared to approximately $0.4 million in 2003 as a result of the Company’s exit of the Thailand market at the end of 2003.
      Gross Profit. Gross profit in 2004 increased to $321.3 million from $294.2 million in 2003, an increase of $27.1 million, or 9.2%. Gross profit as a percentage of net sales or gross margin, increased to 77.2% from 76.6% as a result of increased gross margins in the United States and Europe.
      In Mexico, gross margin remained constant at 75.7% in 2004 and 2003.
      In the United States, gross margin increased to 78.2% in 2004 compared to 76.8% in 2003 as a result of increased margins on regular line sales and promotional sales and reduced expenses related to the reserve for slow moving inventory.

      In Europe, gross margin increased to approximately 81.1% in 2004 compared to 78.4% principally as the result of impact of the favorable exchange rates of the euro to the U.S. dollar on cost of sales, as a significant amount of inventory in Europe is purchased in U.S. dollars.
      In the other markets, gross margin in 2004 decreased to 56.2% in 2004 compared to 56.9% in 2003 primarily as a result of inventory liquidation efforts in Brazil.
      Selling, General and Administrative Expenses. SG&A expenses in 2004 increased to $245.3 million from $232.8 million in 2003, an increase of $12.5 million, or 5.4%. SG&A expenses, as a percentage of net sales, decreased to 58.9% in 2004 compared to 60.6% in 2003 primarily as a result of percentage decreases in Mexico and absolute dollar decreases in the United States.
      In Mexico, SG&A expenses increased to $133.7 million in 2004 from $116.8 million in 2003, an increase of $16.9 million, or 14.5%. As a percentage of net sales, SG&A expenses decreased to 48.0% in 2004 compared to 48.3% in 2003. The decrease in SG&A expenses as a percentage of net sales was primarily the result of a decrease in selling and administrative expenses as percentage of net sales, partially offset by an increase in sales promotional expense. Selling and administrative expenses decreased as a percentage of net sales due to the favorable impact of increased net sales on fixed costs. Sales promotional expenses increased in 2004 compared to 2003 as a result of additional event winners, additional literature and a new activity promotion implemented at the beginning of 2004.
      In the United States, SG&A expenses decreased to $59.9 million in 2004 from $62.1 million in 2003, a decrease of $2.2 million, or 3.5% as a result of reduced variable expenses as a result of reduced net sales. As a percentage of net sales, SG&A expenses increased to 61.1% in 2004 compared to 60.8% in 2003 as a result of the unfavorable impact of reduced sales on fixed expenses, partially offset by decreased sales promotional expense. Sales promotional expense decreased in total and as a percentage of total net sales as a result of reduced sales promotional activity, including fewer meetings and trips, in an effort to refocus the U.S. Division on party sales and an effort to contain costs.
      In Europe, SG&A expenses increased to $25.5 million in 2004 from $23.9 million in 2003, an increase of $1.6 million, or 6.7%. As a percentage of net sales, SG&A expenses increased to 72.9% in 2004 from 72.6% in 2003, primarily as a result of increased override expenses due to better collections and changes in the program implemented in the middle of 2003. Selling and administrative expenses also increased as percentage of net sales as a result of incremental information technology expenses. The increased override, selling and administrative expenses were partially offset by decreased sales promotional expenses.
      SG&A expenses in other markets, Brazil, Argentina and Thailand, decreased to $4.9 million in 2004 compared to $8.9 million in 2003, a $4.0 million decrease. As a percentage of net sales, SG&A expenses also decreased. The decrease is primarily the result of ceasing direct selling operations in Thailand at the end of 2003 and ceasing of direct selling operations in Brazil in late 2004. As a result, the Company has significantly reduced all costs in these markets and subsequent to ceasing direct selling operations, the Company is only incurring those costs necessary to wind down and liquidate the operations in Brazil.
      SG&A expenses in Corporate, Unallocated and Other increased nominally to $21.3 million in 2004 compared to $21.1 million in 2003, an increase of $0.2 million.
      Transaction Related Expenses. During 2004, the Company incurred $29.8 million of transaction fees related to the Acquisition and to certain other transactions contemplated but subsequently terminated. Included in these amounts was $20.3 million of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4.9 million of special bonus payments paid directly by the former controlling shareholder. During 2003, the Company incurred $16.8 million of transaction expenses related to the Recapitalization and to other transactions contemplated but subsequently terminated. Included in this amount was compensation expense of $10.4 million to current options holders for any diminished value of the outstanding options due to a repricing of all options. Also included in this amount was $2.7 million of special bonus payments to certain former and current members of management and to non-employee directors for contributions to completing the Recapitalization.

      Restructuring and Impairment Charges. During 2004, the Company recorded $5.0 million of restructuring and impairment charges. Of these charges, $2.4 million was termination benefits and $0.4 million of asset impairment charges related to the transfer of substantially all of the Company’s skin and body care manufacturing operations to its facilities in Mexico from the United States. Additionally, during 2004, the Company recorded $2.2 million of severance related charges related to the resignation of four members of management subsequent to the Acquisition.
      Exchange Gain (Loss), Net. The Company’s net foreign exchange gain in 2004 was $0.2 million compared to an $11.0 million loss in 2003, a favorable change of $11.2 million. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico, Europe and South America. The net exchange gain (loss) has three primary elements: gains or losses on forward currency and option contracts, unrealized and realized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies.
      In 2003 and 2004, the Company used option contracts to hedge foreign currency exposure to the Mexican peso. The Company purchases exchange rate put options which gives it the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate, which the Company refers to as strike rate. The option contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which give the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The premiums earned from selling the call options exactly offset the premiums paid from purchasing the put options, creating a net zero-cost hedge structure. The effect of these contracts would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate. In mid-2002, the Company modified its policy to include use of option contracts. Prior to amendment of the policy, the Company used foreign currency forward contracts (“forward contracts” or “forwards”) to hedge foreign currency exposure to the Mexican peso. In mid-2002, in order to execute the option contracts and to offset the current outstanding forward contracts to sell Mexican pesos, the Company entered into forward contracts to buy Mexican pesos.
      During 2004, the Company recognized $1.5 million of exchange losses related to the option contracts. As the Company can utilize hedge accounting pursuant to SFAS No. 133 for forward and option contracts to hedge certain forecasted transactions, certain losses can be deferred as a separate component of other comprehensive loss and are then recognized in income at the same time that the underlying hedged exposure is recognized in income. As of December 31, 2003, the Company had deferred gains of $0.3 million as a component of other comprehensive loss. During 2004, the Company deferred as a component of other comprehensive loss $0.4 million of losses on option contracts. During 2004, the Company reclassified a nominal amount of deferred losses to exchange gains or cost of sales in the consolidated statements of operations.
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
      During 2004, the Mexican peso strengthened in relation to the U.S. dollar and as a result the Company recognized approximately $0.5 million of gains on the remeasurement of U.S. dollar-denominated debt. Additionally, the Company recognized $1.2 million of gains in 2004 on other foreign currency transactions, including intercompany transactions.
      During 2003, as a result of devaluation of the Mexico peso, the Company recognized approximately $12.3 million of losses on the remeasurement of the U.S. dollar-denominated debt, most of which was unrealized. Additionally, the Company recognized $0.5 million of gains in 2003 on other foreign currency transactions, including intercompany transactions.
      Interest Expense, Net of Interest Income. Net interest expense increased to $27.2 million in 2004 compared to $20.9 million in 2003, an increase of $6.3 million, or 30.2%. The increase in interest expense was primarily the result of the Recapitalization of the Company, which resulted in a higher average debt balance outstanding during 2004 compared to 2003. The Recapitalization was complete and new debt was issued in May 2003.
      Loss on Extinguishment of Debt. On August 16, 2004, the Company entered into the Restated Credit Agreement and paid in full all existing amounts under the Senior Credit Agreement. In addition, in connection with the Acquisition, holders of $0.5 million principal amount of the 10 3/4% Notes redeemed such notes. In connection with the refinancing of the Senior Credit Agreement and the purchase of $0.5 million of the outstanding 10 3/4% Notes, the Company wrote off approximately $4.5 million of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the consolidated statements of operations during 2004.
      On February 17, 2005, the Company redeemed approximately $69.5 million of the outstanding 10 3/4% Notes at a premium of $7.4 million. In connection with the redemption of the 10 3/4% Notes, the Company wrote off $2.4 million of previously capitalized deferred financing fees. As a result, the Company expects to report $9.8 million as loss on extinguishment of debt in 2005. The redemption of the outstanding 10 3/4% Notes was funded through a series of equity offerings which resulted in Jafra S.A. subscribing to 316,270 new shares of the Company.
      On May 23, 2003, the Company repurchased its outstanding 11 3/4% Subordinated Notes due April 30, 2008 in the aggregate principal amount of $75.2 million at a premium of approximately $4.4 million. Additionally, the Company repaid $7.4 million under its then existing credit agreement. In connection with the redemption of these notes and the termination of this credit agreement, the Company wrote off approximately $2.2 million of capitalized deferred financing fees. The total expense related to the extinguishment of the previous debt was $6.6 million in 2003.
      Other (Expense) Income, Net. The Company recorded $0.6 million of other expense during 2004 compared to $0.4 million during 2003. Other expense primarily relates to the reclassification of $0.3 million of accumulated other comprehensive loss to other expense in 2004, certain interest tax charges and in 2003 formation expenses.
      Income Tax (Benefit) Expense. The Company recorded an income tax benefit of $2.3 million during 2004 compared to income tax expense of $8.3 million during 2003. The income tax benefit in 2004 was the result of pretax losses in the Company’s United States subsidiary with a corresponding tax benefit and the reversal of $2.3 million of tax accruals in the United States. Additionally, during 2004, the Company reduced certain valuation allowances in one of its Mexican subsidiaries related to net operating losses which resulted in a low effective tax rate for the Company’s Mexican subsidiaries. In 2003, the Company’s effective income tax rate from continuing operations increased to 145.6% and was primarily the result of valuation allowances against net operating losses on the Company’s Mexican subsidiaries and valuation allowances against certain operating losses generated by the Company’s Brazilian entity.
      Loss on Discontinued Operations. Loss on discontinued operations was $0.2 million in 2004 compared to $5.4 million in 2003, a decrease of loss of $5.2 million. In 2004, the losses on discontinued operations were primarily related to costs necessary to liquidate certain markets. In 2003, the additional losses were primarily due to the write-off of certain assets in connection with the Company’s exit from Venezuela, Colombia, Chile and Peru and the reclassification of $2.5 million accumulated other comprehensive loss to loss on discontinued operations.
      Net Income (Loss). Net income was $11.2 million in 2004 compared to a net loss of $8.0 million in 2003, a favorable change of $19.2 million. The increase in net income was the result of a $27.1 million increase in gross margin, an $11.2 million favorable change in exchange gain (loss), a $2.1 million decrease in loss on extinguishment of debt, a $10.6 million favorable change in income tax (benefit) expense and a $5.2 million decrease in loss on discontinued operations, partially offset by a $12.5 million increase in SG&A expenses, a $13.0 million increase in transaction related expenses, $5.0 million of restructuring and impairment charges, a $0.2 million increase in other expense and a $6.3 million increase in interest expense.
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
      In Mexico, net sales for 2003 increased 7.2% compared to net sales for 2002 as measured in local currency. However, due to weaker average exchange rates, net sales measured in U.S. dollars decreased 3.9% in 2003 to $241.7 million compared to $251.6 million for 2002. The Mexican peso devalued approximately 8% from December 2002 to December 2003, which resulted in an approximately 11.1% unfavorable impact on Mexico net sales. The increase in net sales measured in local currency in 2003 compared to 2002 was due primarily to an increase in the average number of consultants and an increase in consultant productivity. The average number of consultants in Mexico increased to approximately 265,000 consultants in 2003 compared to 252,000 in 2002, a 5.2% increase. The increase in the consultant base was primarily the result of an increase in the number of new consultants resulting from promotions aimed at increasing the sponsorship of new consultants, and a favorable response to discounted new consultant cases. Consultant productivity for 2003 increased 1.9% measured in local currency due to sales volume promotions and hostess promotions.
      In the United States, net sales for 2003, increased to $102.1 million from $97.4 million for 2002, an increase of $4.7 million, or 4.8%. The Hispanic Division’s net sales increased 9.5%, to $67.0 million in 2003 from $61.2 million in 2002, as a result of an increase in the average number of consultants. The impact of this increase in the average number of consultants was partially offset by a decrease in consultant productivity. The U.S. Division’s net sales increased 4.2% to $32.3 million in 2003, from $31.0 million in 2002, as a result of an increase in consultant productivity and in the average number of consultants. The Dominican Republic’s net sales decreased to $2.8 million in 2003 from $5.2 million in 2002 as a result of devaluation of the Dominican Republic peso and reduced consultant productivity.
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
      The U.S. Division had a 3.4% increase in consultant productivity in 2003 compared to 2002 due largely to the increase in internet orders. During 2002 the Company implemented program changes in its U.S. business to increase the minimum order size in order for consultants to achieve the maximum commission rate. The result of the program change was for the consultant base to consist of more consultants purchasing products for resale rather than personal use, which increased the consultant productivity. The average consultant base in the U.S. Division increased 1.0% to approximately 30,000 consultants.
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
      Net sales in the other markets for 2003 were $7.2 million, an increase of $0.5 million or 7.5% compared to $6.7 million for 2002. In Brazil, net sales in 2003 were $5.9 million, compared to $5.2 million in 2002, an increase of 13.5% primarily as the result of an increase in the average number of consultants, offset by reduced consultant productivity. Net sales in Argentina increased by approximately $0.1 million.
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
      In the United States, gross margin remained constant at 76.8% in 2003 and 2002.
      In Europe, gross margin increased to approximately 78.4% in 2003 compared to 76.6% in 2002 principally as the result of impact of the favorable exchange rates of the euro to the U.S. dollar on cost of sales, as a significant amount of inventory in Europe is purchased in U.S. dollars.
      In the other markets, gross margin in 2003 decreased to 56.9% compared to 61.2% in 2002. Gross margin in Brazil increased to 58.4% in 2003 compared to 56.4% in 2002 due to positive trends in gross margin during the last three months of the year as a result of the Company’s restructuring activities in that market. However, the increase in gross margin in Brazil were offset by a significant decrease in Thailand’s gross margin in 2003 compared to 2002, as a result of the process of liquidating the assets in Thailand in 2003, as well as a decrease in Argentina’s gross margin, the impact of average weaker exchange rates on the cost of purchasing inventory adversely affected Argentina’s margin.
      Selling, General and Administrative Expenses. SG&A expenses in 2003 increased to $232.8 million from $232.3 million in 2002, an increase of $0.5 million, or 0.2%. SG&A expenses, as a percentage of net sales, decreased to 60.6% in 2003 from 60.7% in 2002.
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
      In the United States, SG&A expenses increased to $62.1 million in 2003 from $58.9 million in 2002, an increase of $3.2 million, or 5.4% as a result of increased net sales. As a percentage of net sales, SG&A expenses increased nominally to 60.8% in 2003 compared to 60.5% in 2002.
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
      SG&A expenses in South America and Thailand decreased to $8.9 million in 2003, compared to $10.0 million in 2002, a $1.1 million decrease, or 11.1%. As a percentage of net sales, SG&A expenses increased by 63.0 percentage points in Thailand as a result of the process of liquidating of assets in that market, and decreased by 28.2 percentage points in Brazil as a result of restructuring activities.
      SG&A expenses in Corporate, Unallocated and Other increased to $21.1 million in 2003 compared to $19.3 million in 2002.
      Transaction Related Expenses. During 2003, the Company incurred $16.8 million of costs in connection with the May 2003 Recapitalization of the Company and other transactions that were contemplated, but were subsequently terminated. The most significant portion of this increase was $13.2 million of compensation expense attributable to bonuses paid to certain members of management and non-employee board of director members as a result of the May 2003 recapitalization. In 2002, the Company incurred approximately $1.5 million of costs related to certain transactions contemplated but not completed.
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
      During 2003, the Mexican peso devalued approximately 8%. As a result of the devaluation, the Company recognized approximately $12.3 million of losses on the remeasurement of the U.S. dollar-denominated debt. Additionally, the Company recognized $0.5 million of gains in 2003 on other foreign currency transactions, including intercompany transactions.
      During 2002, the Mexican peso devalued 13.5%, which resulted in a $5.2 million loss on the remeasurement of U.S. dollar-denominated debt. The Company recognized $4.3 million of other exchange losses on other foreign currency transactions, most of which was unrealized, primarily due to the weakening of the South American currencies.
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
      Net (Loss) Income. Net loss was $8.0 million in 2003 compared to net income of $18.8 million in 2002, an unfavorable change of $26.8 million. The decrease in net income was due to a $0.5 million increase in SG&A expenses, $15.3 million of incremental transaction related expenses, a $0.4 million increase in exchange loss, a $9.5 million increase in interest expense, $6.6 million of loss on extinguishment of debt in 2003, a $0.5 million unfavorable change in other income (expense), and a $3.9 million increase in loss on discontinued operations in 2003, partially offset by a $1.8 million increase in gross margin, a $7.9 million decrease in income tax expense and the absence in 2003 of the $0.2 million of expense related to the cumulative effect of accounting change.
New Accounting Pronouncements
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
      In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of the Company.

      In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognized compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for the Company beginning in the 2005 third quarter. The adoption of SFAS No. 123 (R) will not impact the Company at this time as all options were cancelled (See Note 16 to the consolidated financials statements.)
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
      Foreign Currency Contracts. The Company enters into foreign currency contracts to reduce the effect of adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. The Company places foreign currency contracts based on its forecasted U.S. dollar cash outflows from its Mexican subsidiaries over a rolling period and does not hedge transactions that are not included in the forecast on the date the forward or option contract is initiated. As a matter of policy, the Company does not hold or issue contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features or involving leveraged derivatives. If the Mexican peso were to significantly strengthen during the year compared to the U.S. dollar, the Company may incur additional losses on option contracts open as of the balance sheet date. See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk”.
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
Liquidity and Capital Resources
Overview
      The Company has historically funded expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings. The Company believes that it will be able to meet its debt service obligations and fund its operating requirements in the future with cash flow from operations and borrowings under the senior credit facilities, although no assurance can be given in this regard. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels and management of accounts payable.
      As of December 31, 2004, the Company had outstanding $240.3 million of debt, consisting of $199.5 million of 10 3/4% Notes, $20.8 million under the Restated Credit Agreement and $20.0 million due to Vorwerk.
      The following schedule details the payment schedule for debt and lease obligations as of December 31, 2004:
Schedule of Debt and Operating Lease Obligations
Payments Due by Period
As of December 31, 2004

Contractual Obligations	Total	2005	2006 - 2007	2008 - 2009	Thereafter

	(Dollars in thousands)
10 3/4% senior subordinated notes due 2011	$199,500	$—	$—	$—	$199,500
Restated Credit Agreement	20,750	—	—	20,750	—
Due to Vorwerk	20,000	20,000	—	—	—
Lease obligations	$15,951	$3,886	$6,243	$5,822	$—
Liquidity
      On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the 10 3/4% Notes) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a senior credit agreement (the “Senior Credit Agreement”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.
      JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture governing the 10 3/4% Notes. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of 10 3/4% Notes jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. Jafra Cosmetics S.A. has also fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis.
      The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. In connection with the Acquisition, holders of $0.5 million principal amount of the 10 3/4% Notes redeemed such notes and as a result, $199.5 million principal amount of the 10 3/4% Notes was outstanding at December 31, 2004. Subsequently, on February 17, 2005, the Company redeemed approximately $69.5 million of the outstanding 10 3/4% Notes at a premium of $7.4 million. In connection with the redemption of the 10 3/4% Notes, the Company wrote off $2.4 million of previously capitalized deferred financing fees. As a result, the Company expects to report $9.8 million as loss on extinguishment of debt in 2005. The redemption of the outstanding 10 3/4% Notes was funded through a series of equity offerings which resulted in Jafra S.A. subscribing to 316,270 new shares of the Company.
      Following the closing of the Acquisition, the Company and the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, the Company borrowed $43.5 million of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.50%. As of December 31, 2004, the applicable interest rate was 4.5%, subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.
      The Company also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20.0 million from Vorwerk at an annual interest rate of Libor plus 2.625%. The Loan Contract was allocated 100% to JCI and will expire in January 2005. On August 12, 2004, the Company borrowed the full amount under the Loan Contract and as of December 31, 2004, the full amount was outstanding. Such amount was repaid in January 2005.
      With the borrowings from the Restated Credit Agreement and the Loan Contract, the Company paid in full all existing amounts under the Senior Credit Agreement.
      Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2004, the Company and its subsidiaries were in compliance with all covenants.

      The Restated Credit Agreement contains provisions whereby (i) the default by the Company, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Company, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the Restated Credit Agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Company, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the Restated Credit Agreement) to block payments on the 10 3/4% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.
      The terms of the Indenture significantly restrict the Company and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Company to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Company must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Company to dividends necessary to fund specified costs and expenses, but permits the Company to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.
      The Company believes that its existing cash, cash flow from operations and availability under the Restated Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next year. In certain foreign markets, the Company has experienced reduced consultant liquidity in certain foreign subsidiaries. Reduced consultant liquidity could result in future reduced cash flows from operations, which may require the Company to use available funds under the Restated Credit Agreement.
Cash Flows
      Net cash provided by operating activities was $7.6 million in 2004, consisting of $27.2 million provided by net income adjusted for depreciation and other non-cash items included in net income, less $19.6 million used in changes in operating assets and liabilities. Net income for 2004 included $29.8 million of transaction related fees ($4.9 of which were a non-cash expense) and $5.0 million of restructuring charges. The significant elements of net cash used by operating activities were a $12.3 million increase in receivables, a $3.6 million increase in accounts payable and a $3.1 million increase in income taxes payable. Net cash provided by operating activities was $13.0 million in 2003, consisting of $21.3 million provided by net loss adjusted for depreciation and other non-cash items included in net (loss) income, less $8.3 million used in changes in operating assets and liabilities. Net (loss) income in 2003 included $6.6 million related to the extinguishment of debt, of which $4.4 million was cash paid on premiums, and $16.8 million of costs related to the May 2003 recapitalization of the Company. The significant elements of the net cash used in operating assets and liabilities were an $11.0 million increase in receivables, an $8.1 million increase in inventories, offset by a $9.5 million increase in accounts payable and accrued liabilities.
      Net cash used in investing activities was $6.0 million in 2004 compared to $11.5 million in 2003. In 2004 and 2003, investing activities primarily consisted of capital expenditures.
      Net cash used in financing activities was $8.7 million in 2004 compared to $10.6 million in 2003. During 2004, the Company entered into the Restated Credit Agreement and paid in full all amounts outstanding under the Senior Credit Agreement. Also, during 2004, the Company entered into a loan agreement with Vorwerk and borrowing $20.0 million under the Loan Agreement. During 2004, the Company repurchased $0.5 million of the outstanding 10 3/4% Notes. During 2003, the Company completed a recapitalization of its operations by entering into new senior credit facilities and issuing $200 million of 10 3/4% Notes. The proceeds were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 at a face value of $75.2 million and to repay $8.4 million outstanding under the existing credit facilities. Thereafter, an initial liquidating distribution of $83.6 million from additional paid-in capital and $75.4 million from retained earnings was made to stockholders of CDRJ. In addition, the Company deferred $14.7 million of costs associated with the issuance of the debt. The Company has made $2.5 million of scheduled payments under its new term loan during 2003.
      The effect of exchange rate changes on cash was a gain of $1.5 million in 2004 compared to a $1.6 million loss in 2003 related to fluctuations in the exchange rate of the Mexican peso, South American currencies and European currencies.
Foreign Operations
      As a group doing more than 77% of its business in international markets in 2004, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Regulators in the United States, Mexico and in other foreign markets may closely monitor the Company’s corporate structure and how it effects intercompany fund transfers.
      Net sales outside of the United States aggregated 77%, 74% and 76% of the Company’s total net sales for the fiscal years 2004, 2003 and 2002, respectively. In addition, as of December 31, 2004, international subsidiaries comprised approximately 69% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to protect against potential devaluation of the Mexican peso. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”
      The Company’s subsidiaries in Mexico generated approximately 67% of the Company’s net sales for 2004 compared to 63% for 2003, substantially all of which was denominated in Mexican pesos. During 2004, the peso was relatively stable, but during 2003 and 2002, the peso weakened against the U.S. dollar.
      Mexico has experienced periods of high inflation in the past and has been considered a hyperinflationary economy. Because the functional currency in Mexico is the Mexican peso, gains and losses of remeasuring debt to the U.S. dollar from the peso are included as a component of net income (loss). Jafra Mexico had $128.5 million of U.S. dollar-denominated third-party debt as of December 31, 2004.
      The Company is also exposed to foreign exchange risks due to its operations in South America. The Company’s largest South American operation was Brazil. The Company also operates in Argentina and the Dominican Republic.
      During the year ended December 31, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales and has liquidated a majority of its assets in those jurisdictions.

Off-Balance Sheet Arrangements
      The Company has no off-balance sheet arrangements.
Inflation
      The Company’s business is exposed to risks arising from Mexico’s history of high levels of inflation, and may continue to be exposed to such risks in the future. The Company adjusts the wholesale pricing of its products in local currency to mitigate these risks. See “Risk Factors — Mexico may experience high levels of inflation in the future which could adversely affect the Company’s profit margins.”
Information Concerning Forward-Looking Statements
      This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any statements relating to future results of operations, plans, outlook or strategies; any projections of earnings, revenue, expenses, or other financial items; any statements concerning developments, performance or market share relating to products; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.
Risk Factors
      The following important factors, and those important factors described elsewhere in this report or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements. The risks described below are not the only ones facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial may also materially and adversely affect the Company’s business operations. Any of the following risks could materially and adversely affect the Company’s business, financial condition or results of operations.

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
      Although in the recent past the Company experienced an increase in active consultants in certain territories, it could experience declines in active consultants, including senior consultants at the manager and district director levels. The Company cannot accurately predict how the number and productivity of consultants may fluctuate because it relies upon existing consultants to recruit, train and motivate new consultants. The Company’s operating results could be harmed if its existing and new business opportunities and products do not generate sufficient interest to retain existing consultants and attract new consultants. The number and productivity of the Company’s consultants also depends on several additional factors, including:

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

Because the Company’s Mexican operations account for over two-thirds of its business, any adverse changes in the Company’s business operations in Mexico would adversely affect its net sales and profitability.
      Approximately 67% of the Company’s net sales for the year ended December 31, 2004 were generated in Mexico. Various factors could harm the Company’s business in Mexico. These factors include, among others:

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
      The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Accordingly, Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities in general and on the Company in particular, as well as on market conditions. The national elections held on July 2, 2000 ended 71 years of rule by the Institutional Revolutionary Party (or “PRI”) with the election of President Vicente Fox Quesada, a member of the National Action Party (or “PAN”) and resulted in the increased representation of opposition parties in the Mexican Congress and in mayoral and gubernatorial positions. Multiparty rule is still relatively new in Mexico and could result in economic or political conditions that could materially and adversely affect the Company’s operations. The next national elections will be held in 2006, and campaigning activities have begun as of the date of this filing. The Company cannot predict the impact that this new political landscape will have on the Mexican economy. Furthermore, the Company’s financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.
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

The Company’s significant international operations may be adversely affected by local conditions.
      Approximately 77% of the Company’s net sales in the year ended December 31, 2004 were generated outside the United States. The Company’s ability to conduct business outside the United States and its revenues derived from foreign markets are subject to the risks inherent in international operations. The Company’s international operations may be adversely affected by import duties or other legal restrictions on imports, currency exchange control regulations, transfer pricing regulations, the possibility of hyperinflationary conditions and potentially adverse tax consequences, among other things. In addition, the governments of many developing nations have exercised and continue to exercise significant influence over many aspects of their domestic economies. There can be no assurance that the governments of nations in which the Company operate or may expand will not take actions that materially adversely affect the Company’s ability to conduct business in these markets.

Currency exchange rate fluctuations, particularly with respect to the U.S. dollar/Mexican peso exchange rate, could lower the Company’s net sales and net income.
      During 2004, the Company recognized approximately 77% of its net sales in non-U.S. markets in each market’s respective local currency, including approximately 67% in Mexican pesos. In preparing its financial statements, the Company translates net sales and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, primarily the Mexican peso, the Company’s reported net sales, gross profits and net income will likely be reduced.
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

2000	8.96%
2001	4.40%
2002	5.70%
2003	3.98%
2004	5.20%
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
      The Company’s shift in strategic focus involving the recent exit of the direct selling market of Brazil and the exit in 2003 from Venezuela, Chile, Colombia, Peru and Thailand and the planned exit of Argentina in 2005 may prove to be unsuccessful for a number of reasons:

•	The completion of the liquidation of these non-core operations may take longer than the Company anticipates, prove to be more expensive and more time consuming than it projects, and divert management’s attention from the Company’s core business.

•	The Company may need to obtain regulatory and other governmental approvals and third-party consents, and may encounter other factors typical in a closure that could significantly increase the cost and/or delay the completion of this process. To the extent the completion of this process is delayed, the costs of liquidating and dissolving these subsidiaries and the negative impact on the Company’s income statement will continue, and the exit-related transaction costs could be greater than planned;

•	The shift in strategy may reduce the morale of the Company’s consultant base in its remaining markets; and

•	Tax authorities in the jurisdictions in which the Company is liquidating operations may conclude that additional taxes are payable as part of the liquidation process.

•	The Company may incur liabilities or increased costs relative to third party distribution agreements.

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

Failure of new products to gain consultant and market acceptance could negatively affect levels of consultant productivity.
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
      At December 31, 2004, the Company had approximately 16,000 managers, 2,000 district managers and 1,000 district directors. These district directors, together with their extensive networks of downline consultants, account for substantially all of the Company’s net sales. As a result, the loss of a high-level consultant or a group of leading consultants in the consultant’s network of downline consultants, whether by their own choice or through disciplinary actions by the Company for violations of its policies and procedures, could negatively impact the Company’s consultant growth and net sales.
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
      Complying with these sometimes inconsistent rules and regulations can be difficult and requires the devotion of significant resources on the Company’s part. If the Company is unable to continue business in existing markets or commence operations in new markets because of these or similar laws or regulations, its net sales and profitability will decline.
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
      The Company’s consultants are self-employed and are not its employees. The possibility exists that a governmental authority or judicial proceeding could question the legal status of the Company’s consultants, in regard to possible coverage under social benefit laws. If such a governmental authority or court reached a decision contrary to the Company’s view and interpretation of the current laws and regulations or if the law or regulations were expressly changed, such a result could require the Company, and in some instances its consultants, to make regular contributions to social benefit funds. To the Company’s knowledge this issue may not have been fully resolved at the national industry level in Mexico, the United States and some European countries. If there should be a final determination adverse to the Company, the cost for future, and possibly past, contributions could be substantial and could materially adversely affect the Company’s business and financial condition.
Improper consultant actions could harm the Company’s reputation or increase its costs.
      Consultant activities in the Company’s existing markets that violate governmental laws or regulations or that are otherwise improper could result in governmental actions against the Company in markets where it operates. Given the size of the Company’s consultant force, it experiences problems with consultants from time to time. In particular, some of its consultants may make unauthorized claims about either the Company’s products or the earnings potential related to becoming a Jafra consultant. These claims could harm the Company’s reputation or otherwise adversely impact it, including by requiring it to pay fines or penalties, if regulatory authorities were to determine that the Company should have prevented or is otherwise responsible for such behavior.
The Company relies on one manufacturing facility to provide products accounting for substantially all of its net sales.
      The Company manufactures products accounting for approximately 90% of its net sales at its manufacturing facility in Mexico City. Workers at this facility are unionized pursuant to a collective bargaining agreement. The Company has in the past experienced union-related work stoppages in Mexico. If manufacturing operations were to be interrupted for a material period of time because of an employment dispute, strike or any other labor-related cause, it could have a material adverse effect on the Company’s ability to fulfill orders, which would have an adverse effect on net sales as well as on the Company’s consultants’ and their customers’ impressions of the Company’s customer service standards. Additionally, if manufacturing operations at this facility were interrupted due to equipment failures, natural disasters, power failures, lack of suitable water supply or any other reason, the Company could experience similar adverse effects.
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
If the Company is unable to protect its intellectual property rights, its ability to compete could be negatively impacted.
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
      As a group doing more than 77% of its business in non-U.S. markets during 2004, the Company is subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds among its companies pursuant to, for example, purchase agreements, licensing agreements, intercompany loans or other arrangements. Regulators (including tax authorities) in the United States, Mexico and in other foreign markets may closely monitor the Company’s corporate structure and how it effects intercompany fund transfers. If such regulators successfully challenge the Company’s structure or these mechanisms, the Company may be subject to additional taxes, interest and penalties, which could have a material adverse impact on its cash flow, net income and effective tax rate. Furthermore, proposed changes in United States tax laws may adversely affect the ability of JCI to deduct interest on its indebtedness. If such changes are enacted, the Company’s effective tax rate may increase.
The Company depends on its key personnel and the loss of the services provided by any of its executive officers or other key employees could harm its business and results of operations.
      The Company’s success depends to a significant degree upon the continued contributions of its senior management, many of whom would be difficult to replace. While the Company has employment agreements with Ronald B. Clark, Gonzalo Rubio, Eugenio Lopez, Gary Eshleman and Beatriz Gutai, these employees may voluntarily terminate their employment with the Company at any time. The Company may not be able to successfully retain existing personnel or identify, hire and integrate new personnel. The Company does not have key person insurance policies in place for these employees.
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
      The Company may be required to pay for losses or injuries purportedly caused by its products. To date, the Company has not been subject to any material product liability lawsuits. It could, however, become subject to such suits in the future. Claims could be based on allegations that, among other things, the Company’s products contain contaminants, include inadequate instructions regarding their use or inadequate warnings concerning side effects and interactions with other substances. In addition, any such claim, whether or not true, may result in negative publicity that may adversely affect the Company’s net sales. Also, if one of the Company’s products is found to be defective the Company may be required to recall it, which may result in substantial expense and adverse publicity and adversely affect its net sales. Although the Company maintains, and require its material suppliers and manufacturers to maintain, product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or potential product liability claims may be excluded under the terms of the policy, which could hurt the Company’s financial condition if it were required to pay fines, penalties or damages.
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
      The Company may be able to incur substantial additional indebtedness in the future. Although the terms of the indenture governing the 10 3/4% Notes include restrictions on the incurrence of additional indebtedness, the restrictions are subject to a number of significant qualifications and exceptions, including an exception for indebtedness incurred under the senior credit facilities. Under certain circumstances, the indebtedness incurred in compliance with these restrictions could be substantial. Such restrictions apply only to the Company and its subsidiaries and do not limit Jafra S.A.’s ability to incur debt. In addition, the restrictions contained in the indenture governing the 10 3/4% Notes do not prevent the Company from incurring obligations not included within the definition of Indebtedness in that indenture. If new debt is added to the Company’s current debt levels, the related risks that it now faces would intensify.
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
      The Company’s senior credit facilities and the indenture governing the 10 3/4% Notes contain various covenants that limit its ability to engage in specified types of transactions. These covenants limit the Company’s ability to, among other things:

•	incur indebtedness or issue preferred shares;

•	pay dividends or make distributions or other restricted payments to Jafra S.A.;

•	make investments;

•	sell assets;

•	create liens without securing the 10 3/4% Notes;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of its assets;

•	enter into certain transactions with affiliates; and

•	designate subsidiaries as unrestricted subsidiaries.
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
One stockholder controls the direction of the Company’s business. The interests of the Company’s controlling stockholder may conflict with the interests of other investors.
      Vorwerk & Co. eins GmbH (“Vorwerk”) owns substantially all of the outstanding shares of the common stock of the Company’s ultimate parent company. The Company is a wholly-owned subsidiary of Jafra S.A. As a result, Vorwerk exercises control over the composition of the Company’s board of directors and other matters requiring stockholder approval, and control over the Company’s policy and affairs.
Because the Company is not a U.S. company, it may be difficult to effect service of process on it or on its non-U.S. residents directors and officers or to enforce any judgment received against it from a U.S. court.
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
Interest Rate Risk
      The Company has U.S. dollar-denominated debt obligations in both the United States and Mexico that have fixed and variable interest rates and mature on various dates. The table below presents principal cash flows and related interest rates by fiscal year of maturity:
Debt Obligation Information at December 31, 2004
(Amounts in U.S. dollars in 000’s)

	Expected Year of Maturity							Fair Value
								December 31,
	2005	2006	2007	2008	2009	Thereafter	Total	2004(1)

Senior subordinated notes, revolving credit facility and Due to Vorwerk
Fixed Rate (US$)	$—	$—	$—	$—	$—	$199,500	$199,500	$227,430
Average Interest Rate	—	—	—	—	—	10.75%
Variable Rate (US$)	$20,000	$—	$—	$20,750	$—	$—	$40,750	$40,750
Average Interest Rate	4.76%	—	—	4.54%	—	—

(1)	The Company’s estimate of the fair value of its senior subordinated notes was based on discussions with one of the Company’s largest bondholders. The Company’s revolving credit facilities and due to Vorwerk are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company. The fair value of the revolving credit facilities and the due to Vorwerk approximated their carrying amounts at December 31, 2004.
      As of December 31, 2004, the Company had $40.8 million of variable interest rate debt outstanding. If variable interest rates had increased by 10%, the Company would have incurred $0.3 million of additional interest expense during 2004.
Foreign Currency Risk
      The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiaries, and intercompany sales between Mexican entities, all intercompany product sales are denominated in U.S. dollars, as are some expenses, including interest payments with respect to all of its outstanding indebtedness. In addition, 77% of the Company’s 2004 revenue was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.
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
      The existing zero-cost collars will not protect the Company (i) against fluctuations in exchange rates within the collar range or (ii) against a prolonged, gradual decline in the value of the Mexican peso against the U.S. dollar.
      The Company places contracts based on its forecasted U.S. dollar cash outflows from Jafra Mexico and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, the Company does not hold or issue contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features nor is the Company a party to leveraged derivatives. The Company regularly monitors its foreign currency exposures and ensures that contract amounts do not exceed the amounts of the underlying exposures. In addition, as the Company generally purchases hedging instruments on a rolling forecast, there can be no assurance that instruments protecting it to the same or a similar extent will be available in the future on reasonable terms, if at all. Unprotected declines in the value of the Mexican peso against the U.S. dollar will adversely affect the Company’s ability to pay its dollar-denominated expenses.
      Pursuant to SFAS No. 133, the Company’s use of contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivative instruments can be deferred as a separate component of other comprehensive loss, and are then recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward and option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s forward and option contracts do not qualify for hedge accounting and, therefore, are remeasured based on fair value, with gains and losses included as a component of net (loss) income. As of December 31, 2004, the fair value of the option contracts was included in current liabilities in the accompanying consolidated balance sheets.
      The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 545,000,000 and 831,000,000 in put and call positions at December 31, 2004 and 2003, respectively. The foreign currency option contracts outstanding at December 31, 2004 mature at various dates through March 31, 2006 and the foreign currency option contracts outstanding at December 31, 2003 mature at various dates through June 30, 2005. Notional amounts do not quantify the Company’s market or credit exposure or represent its assets or liabilities, but are used in the calculation of cash settlements under the contracts.

      The following tables provide information about the details of the Company’s option contracts as of December 31, 2004 and 2003 (in thousands, except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$298	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	443	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	87	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	163	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	23	Jan.-Mar. 2006

	545,000		$1,014

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$(29)	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	(131)	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	136	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	210	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	233	Jan.-Mar. 2006

	545,000		$419

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2003:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

(1)	The fair value of the option contracts presented above, an unrealized loss of $1,433,000 at December 31, 2004 and unrealized gain of $440,000 at December 31, 2003, represents the carrying value and was recorded in accrued liabilities at December 31, 2004 and other receivables at December 31, 2003 in the consolidated balance sheets.
      Prior to entering into foreign currency hedging contracts, the Company evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company does not currently anticipate non-performance by such counterparties.
      The Company’s Mexican subsidiaries, Jafra Distribution and Jafra Cosmetics S.A. had U.S. dollar-denominated debt of $128.5 million and $148.5 million at December 31, 2004 and 2003, respectively. During 2004, the peso was relatively stable. However, during 2003, the value of the peso to the U.S. dollar decreased by 8%, and Jafra Mexico incurred a $12.3 million foreign currency transaction loss related to the remeasurement and repayment of U.S. dollar-denominated debt.
      Based upon the $128.5 million of Jafra Distribution’s outstanding debt at December 31, 2004, a 10% decline in the peso to U.S. dollar exchange rate would result in a $12.8 million foreign currency exchange loss.

Item 8.	Financial Statements and Supplementary Data

*	Schedules other than those listed above have been omitted because they are not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Jafra Worldwide Holdings (Lux) S.àr.l.
Luxembourg
      We have audited the accompanying consolidated balance sheets of Jafra Worldwide Holdings (Lux) S.àr.l. (successor Parent to CDRJ Investments (Lux) S.A.) and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jafra Worldwide Holdings (Lux) S.àr.l. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Los Angeles, California
March 4, 2004

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
ASSETS

	December 31,	December 31,
	2004	2003

Current assets:
Cash and cash equivalents	$10,586	$16,120
Receivables, less allowances for doubtful accounts of $9,394 in 2004 and $8,233 in 2003	42,904	39,680
Inventories	40,375	39,849
Prepaid income taxes	767	414
Prepaid expenses and other current assets	6,847	4,906
Deferred income taxes	16,865	6,381
Assets from discontinued operations	133	138

Total current assets	118,477	107,488
Property and equipment, net	61,763	63,356
Other assets:
Goodwill	62,838	63,096
Trademarks	41,463	41,242
Deferred financing fees and other, net	13,877	18,561

Total	$298,418	$293,743

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$7,500
Accounts payable	17,866	22,213
Accrued liabilities	53,499	49,174
Income taxes payable	2,463	5,216
Deferred income taxes	1,063	2,941
Due to Vorwerk	20,000	—
Liabilities from discontinued operations	129	124

Total current liabilities	95,020	87,168
Long-term debt	220,250	240,000
Deferred income taxes	18,178	17,163
Other long-term liabilities	5,131	4,801

Total liabilities	338,579	349,132

Commitments and contingencies	—	—
Stockholder’s deficit:
Common stock, par value $100; 150 shares authorized, issued and outstanding	15	15
Additional paid-in capital	4,296	—
Retained deficit	(35,001)	(46,250)
Accumulated other comprehensive loss	(9,471)	(9,154)

Total stockholder’s deficit	(40,161)	(55,389)

Total	$298,418	$293,743

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Net sales	$416,174	$383,859	$382,644
Cost of sales	94,840	89,703	90,259

Gross profit	321,334	294,156	292,385
Selling, general and administrative expenses	245,250	232,772	232,242
Transaction related expenses	29,848	16,786	1,525
Restructuring and impairment charges	5,017	—	—

Income from operations	41,219	44,598	58,618
Other income (expense):
Exchange gain (loss), net	230	(10,967)	(10,576)
Interest expense	(27,285)	(21,207)	(11,709)
Interest income	130	290	257
Loss on extinguishment of debt	(4,464)	(6,620)	—
Other expense	(771)	(567)	(190)
Other income	90	147	262

Income from continuing operations before income taxes and cumulative effect of accounting change	9,149	5,674	36,662
Income tax (benefit) expense	(2,312)	8,258	16,204

Income (loss) from continuing operations before cumulative effect of accounting change	11,461	(2,584)	20,458
Loss on discontinued operations, net of income tax expense of $0 in 2004, $36 in 2003 and $65 in 2002	(212)	(5,367)	(1,442)

Income (loss) before cumulative effect of accounting change	11,249	(7,951)	19,016
Cumulative effect of accounting change, net of income tax expense of $0	—	—	(244)

Net income (loss)	$11,249	$(7,951)	$18,772

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY
(In thousands, except for shares)

	Years Ended December 31,

	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year	150	$15	831,888	$1,664	831,888	$1,664
Recapitalization of operations from CDRJ Investments (Lux) S.A. to Jafra Worldwide (Lux) S.àr.l	—	—	(831,738)	(1,649)	—	—

Balance, end of year	150	15	150	15	831,888	1,664

Additional Paid-in Capital:
Balance, beginning of year		—		81,921		81,921
Deemed capital contribution		4,922		—		—
Cash distribution to Jafra S.A.		(626)		—		—
Recapitalization of operations from CDRJ Investments (Lux) S.A. to Jafra Worldwide (Lux) S.àr.l		—		1,649		—
Distribution to stockholders of CDRJ Investments (Lux) S.A		—		(83,570)		—

Balance, end of year		4,296		—		81,921

Retained (Deficit) Earnings:
Balance, beginning of year		(46,250)		37,145		18,373
Net income (loss)		11,249		(7,951)		18,772
Distribution to stockholders of CDRJ Investments (Lux) S.A		—		(74,039)		—
Reserved for liquidation costs and final distribution to stockholders of CDRJ Investments (Lux) S.A.		—		(1,405)		—

Balance, end of year		(35,001)		(46,250)		37,145

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(9,154)		(12,268)		(5,966)
Net unrealized and deferred realized (losses) gains on derivatives		(343)		(15)		3,482
Tax benefit (expense) on unrealized and deferred realized gains (losses) on derivatives		134		(235)		92
Reclassification of accumulated translation adjustment on ceased or discontinued operations		269		2,458		—
Currency translation adjustments		(377)		906		(9,876)

Balance, end of year		(9,471)		(9,154)		(12,268)

Total Stockholder’s (Deficit) Equity	150	$(40,161)	150	$(55,389)	831,888	$108,462

Comprehensive Income (Loss):
Net income (loss)		$11,249		$(7,951)		$18,772
Unrealized and deferred realized losses on derivatives		(353)		(119)		(446)
Reclassified to exchange loss		7		(550)		1,167
Reclassified to cost of sales		3		654		2,761
Tax benefit (expense) on unrealized and deferred realized losses on derivatives		134		(235)		92
Reclassification of accumulated translation adjustment on ceased or discontinued operations		269		2,458		—
Currency translation adjustments		(377)		906		(9,876)

Total Comprehensive Income (Loss)		$10,932		$(4,837)		$12,470

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$11,249	$(7,951)	$18,772
Cumulative effect of accounting change, net of taxes	—	—	244
Loss on discontinued operations, net of taxes	212	5,367	1,442

Income (loss) from continuing operations before cumulative effect of accounting change	11,461	(2,584)	20,458
Adjustments to reconcile income (loss) from continuing operations before cumulative effect of accounting change to net cash provided by operating activities:
Gain on sale of property and equipment	—	—	(76)
Depreciation and amortization	6,659	5,743	5,506
Provision for uncollectible accounts receivable	9,046	8,549	12,376
Amortization and write off of deferred financing fees	6,290	4,035	1,405
Non-cash compensation expense	4,922	—	—
Asset impairment charge	423	388	—
Unrealized foreign exchange and derivative (gains) losses	(297)	11,653	8,362
Deferred realized foreign exchange gains (losses)	—	646	181
Deferred income taxes	(11,347)	(7,188)	587
Changes in operating assets and liabilities:
Receivables	(12,273)	(10,879)	(14,404)
Inventories	(353)	(8,138)	1,013
Prepaid expenses and other current assets	(12)	(47)	5,586
Other assets	(618)	(115)	1,802
Accounts payable and accrued liabilities	(3,569)	9,451	1,683
Income taxes payable/prepaid	(3,056)	578	(1,138)
Other long-term liabilities	330	1,014	699
Net operating activities of discontinued operations	10	(129)	(618)

Net cash provided by operating activities	7,616	12,977	43,422

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	225
Purchases of property and equipment	(5,679)	(10,703)	(10,980)
Other	(281)	(780)	(531)

Net cash used in investing activities	(5,960)	(11,483)	(11,286)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	200,000	—
Proceeds from issuance of term loan	—	50,000	—
Repurchase of subordinated debt due 2008	—	(75,180)	—
Repurchase of subordinated debt due 2011	(500)	—	—
Proceeds from Vorwerk note	20,000	—	—
Repayments under term loan facility	(47,500)	(10,875)	(6,125)
Repayments under revolving credit facility	(94,250)	(34,700)	(61,000)
Borrowings under revolving credit facility	115,000	34,700	59,200
Repayments under bank debt	—	(828)	(813)
Borrowing under bank debt	—	—	32
Distribution to Jafra S.A.	(626)	—	—
Distribution of additional paid-in capital to stockholders	—	(83,570)	—
Distribution payment to stockholders from retained earnings	—	(75,444)	—
Deferred financing fees	(824)	(14,688)	—

Net cash used in financing activities	(8,700)	(10,585)	(8,706)
Effect of exchange rate changes on cash	1,510	(1,610)	(2,355)

Net (decrease) increase in cash and cash equivalents	(5,534)	(10,701)	21,075
Cash and cash equivalents at beginning of year	16,120	26,821	5,746

Cash and cash equivalents at end of year	$10,586	$16,120	$26,821

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$24,820	$19,298	$10,163
Income taxes	$11,674	$5,746	$8,264
     At December 31, 2004, the Company had deferred net losses of $0.1 million of foreign currency option contracts recorded as other comprehensive loss and accrued liabilities, with a related tax benefit recorded as a component of deferred taxes and other comprehensive loss. At December 31, 2003, the Company had deferred net gains of $0.3 million of foreign currency option contracts recorded as other comprehensive loss and other receivables, with a related tax benefit recorded as a component of deferred taxes and other comprehensive income. At December 31, 2002, the Company had deferred net gains of $0.4 million on foreign currency option contracts recorded as other comprehensive loss and other receivables.
     During the year ended December 31, 2004, the Company reclassified $269,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other expense. During the year ended December 31, 2003, the Company reclassified $2,458,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to loss on discontinued operations.
See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Description of Business
Basis of Presentation
      Jafra Worldwide Holdings (Lux) S.àr.l, a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.) Jafra S.A., a Luxembourg société anonyme (“Jafra S.A.”), was a wholly-owned subsidiary of CDRJ Investments (Lux) S.A. a Luxembourg société anonyme (“CDRJ”).
      On May 27, 2004, Vorwerk & Co. eins GmbH acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to the Parent due to the outstanding registered public debt.
      On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”, and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into new senior credit facilities (the “Senior Credit Agreement”) and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “11 3/4% Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the then existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made liquidating distributions of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”
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
      The accompanying audited consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004 and 2003 reflect the operations of the Parent and its subsidiaries and include the operations of CDRJ and its subsidiaries through May 20, 2003. The accompanying audited consolidated financial statements for the year ended December 31, 2002 reflect the operations of CDRJ and its subsidiaries. The historical consolidated financial statements of CDRJ are equivalent to the operations of the Parent. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.
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
      Intangible Assets. Intangible assets principally consist of goodwill and trademarks. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” the Company does not amortize goodwill and certain other indefinite life intangible assets, but tests those intangible assets for impairment at least annually. Goodwill and trademarks resulted from the Company’s acquisition from Gillette in 1998.
      Deferred Financing Costs. In connection with the Recapitalization, the Company incurred approximately $14,688,000 of costs related to the issuance of the 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August 16, 2004, the Parent and the issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”). With the borrowings from the Restated Credit Agreement and other borrowings, the Company paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $500,000 principal amount of the 10 3/4% Notes redeemed such notes. In connection with the full repayment of the Senior Credit Agreement and the purchase of $500,000 of the outstanding 10 3/4% Notes, the Company wrote off approximately $4,464,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations. The Company capitalized approximately $866,000 of costs related to the Restated Credit Agreement. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2004 and 2003 was $1,837,000 and $1,273,000, respectively. (See Note 7).
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
      Foreign Currency Forward and Option Contracts. During 2002, the Company entered into foreign currency forward contracts and forward currency option contracts. In 2004 and 2003, the Company only

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
entered into foreign currency option contracts. The Company enters into these contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. The Company accounts for these contracts pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value.
      As a matter of policy, the Company does not hold or issue foreign currency contracts for trading or speculative purposes. Under SFAS No. 133, the Company’s use of foreign currency contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments can be deferred as a separate component of other comprehensive loss, and will then be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s foreign currency contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income (loss). At December 31, 2004, the carrying value of the option contracts was $1,433,000 and was including in accrued liabilities and at December 31, 2003, the carrying value of the option contracts was $440,000 and was included in current assets in the accompanying consolidated balance sheets.
      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the 10 3/4% Notes at December 31, 2004 and 2003 was $227,430,000 and $212,000,000, respectively, based upon discussions with one of the Company’s largest bondholders and an analysis of current market interest rates and the Company’s credit rating. As the Company’s revolving credit facility and due to Vorwerk and, in 2003, the term loan are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the revolving credit facility, due to Vorwerk and the term loan approximated their carrying amounts at December 31, 2004 and 2003.
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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Advertising Costs. The Company expenses advertising costs as incurred. Total advertising costs aggregated $709,000, $505,000 and $480,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Shipping and Handling Costs. Shipping and handling costs of $31,210,000, $30,470,000 and $31,618,000 for the years ended December 31, 2004, 2003 and 2002, respectively, are included in selling, general and administrative expenses.
      Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,377,000, $1,271,000 and $1,469,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      Approximately 77%, 74% and 76% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively, were generated by operations located outside of the United States. Mexico is the Company’s largest foreign operation, accounting for 67%, 63% and 66% of the Company’s net sales for the years ended December 31, 2004, 2003 and 2002, respectively. As such, the Company’s results of operations are subject to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar.
      Additionally, Jafra Mexico had outstanding U.S. dollar-denominated debt of $128,450,000 and $148,500,000 at December 31, 2004 and 2003, respectively. This debt is remeasured at each reporting date with the impact of the remeasurement being recorded in net income (loss), subjecting the Company to additional foreign exchange risk.
      New Accounting Standards. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for the Company in the first quarter of 2004. The adoption of FIN 46 did not have an impact on the Company’s financial position or results of operations as the Company had no variable interest entities.
      In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of the Company.
      In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognized compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for the Company beginning in the 2005 third quarter. The

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adoption of SFAS No. 123(R) will not impact the Company at this time as all options were cancelled (See Note 16.)
      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.
(3) Inventories
      Inventories consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Raw materials and supplies	$10,744	$6,131
Finished goods	29,631	33,718

Total inventories	$40,375	$39,849

(4) Property and Equipment
      Property and equipment consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Land	$15,733	$15,686
Buildings and improvements	16,805	16,662
Machinery, equipment and other	52,754	50,886

	85,292	83,234
Less accumulated depreciation	23,529	19,878

Property and equipment, net	$61,763	$63,356

(5) Goodwill and Trademarks
      The Company’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. The Company has determined trademarks to have an indefinite life. The carrying value of trademarks was $41,463,000 as of December 31, 2004. The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2002	$32,188	$28,548	$5,300	$137	$66,173
Translation effect	—	(2,120)	(820)	—	(2,940)
Impairment losses	—	—	—	(137)	(137)

Balance as of December 31, 2003	$32,188	$26,428	$4,480	$—	$63,096
Translation effect	—	130	(388)	—	(258)

Balance as of December 31, 2004	$32,188	$26,558	$4,092	$—	$62,838

      In accordance with SFAS No. 142, the Company has identified all reporting units and has allocated all goodwill accordingly. During the year ended December 31, 2003, the Company identified impairment indicators regarding the Venezuelan operations given the Company’s decision to exit this market. The Company recorded an impairment loss of $137,000 for goodwill allocated to the Venezuelan reporting unit. The Company did not recognize any impairment of Goodwill during the year ended December 31, 2004.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(6) Accrued Liabilities
      Accrued liabilities consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Sales promotions, commissions and overrides	$21,307	$19,953
Accrued interest	2,662	2,728
Compensation and other benefit accruals	16,529	9,892
State and local sales taxes and other taxes	5,526	8,753
Other	7,475	7,848

Total accrued liabilities	$53,499	$49,174

(7) Debt
      Debt consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Subordinated Notes, unsecured, interest payable semi-annually at 10 3/4% due in 2011	$199,500	$200,000
Revolving loan, secured, interest due in quarterly installments, interest rate at 4.5% at December 31, 2004	20,750	—
Term loan, secured, principal and interest due in quarterly installments, interest rates at 4.7% at December 31, 2003	—	47,500
Due to Vorwerk, principal and interest due in January 2005, interest rate at 4.8% at December 31, 2004	20,000	—

Total debt	240,250	247,500
Less current maturities	20,000	7,500

Long-term debt	$220,250	$240,000

      The Company’s long-term debt matures as follows (in thousands): $20,000 in 2005, $20,750 in 2008 and $199,500 in 2011.
      On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the 10 3/4% Notes) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a senior credit agreement (the “Senior Credit Agreement”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.
      JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of 10 3/4% Notes jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. Jafra Cosmetics S.A. has also fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis.
      The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the 10 3/4% Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the 10 3/4% Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75 plus accrued interest. In connection with the Acquisition, holders of $500,000 principal amount of the 10 3/4% Notes redeemed such notes and as a result, $199.5 million principal amount of the 10 3/4% Notes was outstanding at December 31, 2004.
      In addition, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60 % to Jafra Distribution.
      In connection with closing the Acquisition, the Issuers, the Company and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provided that for a period of 90 days following the closing of the Acquisition, the Acquisition would not constitute an event of default under the Credit Agreement. On August 16, 2004, prior to the expiration of the 90 day period, the Company and the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, the Company borrowed $43,500,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.50%. As of December 31, 2004, the applicable interest rate was 4.5%, subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.
      The Company also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of Libor plus 2.625%. The Loan Contract was allocated 100% to JCI and will expire in January 2005. On August 12, 2004, the Company borrowed the full amount under the Loan Contract and as of December 31, 2004, the full amount was outstanding. Such amount was repaid in January 2005.
      With the borrowings from the Restated Credit Agreement and the Loan Contract, the Company paid in full all existing amounts under the Senior Credit Agreement.
      Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2004, the Company and its subsidiaries were in compliance with all covenants.
      The Restated Credit Agreement contains provisions whereby (i) the default by the Company, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Company, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the Restated Credit Agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Company, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the Restated Credit Agreement) to block payments on the 10 3/4% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.
      The terms of the Indenture significantly restrict the Company and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Company to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Company must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Company to dividends necessary to fund specified costs and expenses, but permits the Company to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.
      On May 23, 2003, with proceeds from the issuance of the 10 3/4% Notes and borrowings under the Senior Credit Agreement, JCI and Jafra Cosmetics S.A. redeemed the 11 3/4% Notes in the aggregate outstanding principal amount of $75,180,000 at a premium of approximately $4,417,000. Additionally, JCI and Jafra Cosmetics S.A. repaid $7,375,000 under its existing credit agreement and terminated the agreement. In connection with the redemption of the 11 3/4% Notes and the termination of the agreement, the Company wrote off approximately $2,203,000 of capitalized deferred financing fees. Total costs related to the redemption of the 11 3/4% Notes and the repayment of amounts outstanding under the agreement were $6,620,000 and were recorded as loss on extinguishment of debt on the accompanying consolidated statements of operations.
      The Company capitalized approximately $14,646,000 of costs related to the issuance of the 10 3/4% Notes and the Senior Credit Agreement as deferred financing fees (net of a credit of approximately $42,000 in the year ended December 31, 2004). In connection with the full repayment of the Senior Credit Agreement and the purchase of $500,000 of the outstanding 10 3/4% Notes, the Company wrote off approximately $4,464,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during year ended December 31, 2004.
      The Company capitalized approximately $866,000 of costs related to the Restated Credit Agreement. As of December 31, 2004, approximately $7,742,000 of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets (excluding translation effects). These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of December 31, 2004, the Company had irrevocable standby letters of credit outstanding totaling $2.8 million. These letters of credit, expiring on various dates, collateralize the Company’s obligation to a third-party in connection with certain lease agreements.
(8) Equity
      After the redemption of the 11 3/4% Notes and repayment of all other outstanding debt, the shareholders of CDRJ resolved to liquidate CDRJ. As a result, CDRJ made liquidating distributions of $159,014,000 to its shareholders of record at May 20, 2003. JCI also made a special payment to the holders of CDRJ options and certain members of management and non-employee directors. (See Note 16).
      During the year ended December 31, 2004, the former primary shareholder of Jafra S.A. paid certain members of management and non-employee board of director members a special bonus of $4,922,000. As this amount was paid directly to the recipients from the former primary shareholder, Jafra S.A. recorded $4,922,000 as deemed contributed capital and as a non-cash transaction expense representing compensation. Jafra S.A. then contributed $4,922,000 to the Company. This contribution was partially offset by a cash distribution of $626,000 to Jafra S.A.
(9) Income Taxes
      The Company’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2004	2003	2002

Income from continuing operations before income taxes and cumulative effect of accounting change:
United States	$(13,430)	$(6,039)	$12,859
Foreign	22,579	11,713	23,803

	$9,149	$5,674	$36,662

      Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 35% and the Mexican Federal corporate rate of 33% in 2004 and 34% in 2003) to income before income taxes as a result of the following:

	Years Ended December 31,

	2004	2003	2002

Provision for income taxes at federal statutory rate	$2,690	$1,857	$12,842
Foreign income subject to tax other than at federal statutory rate	2,470	2,139	3,461
Foreign tax and other credits	(2,436)	(2,214)	(2,312)
State income taxes	(661)	(220)	548
Valuation allowance — domestic	95	(35)	(2,329)
Valuation allowance — foreign	(2,000)	3,510	1,710
Losses with no tax benefit	—	1,641	2,348
Reversal of income tax reserve	(2,348)	—	—
Other	(122)	1,580	(64)

Income tax (benefit) expense	$(2,312)	$8,258	$16,204

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of income tax (benefit) expense are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$178

Foreign: Mexico	11,423	12,994	15,177
Europe	10	28	(297)
Other	(1,737)	2,644	2,359

	9,696	15,666	17,239
State	(661)	(220)	548

Total current	9,035	15,446	17,965
Deferred — foreign	(5,125)	(3,248)	(646)
Deferred — domestic	(6,088)	(4,835)	(332)
Foreign deferred allocated to other comprehensive loss	(134)	895	(783)

Total deferred	(11,347)	(7,188)	(1,761)
Total income taxes on income before income taxes and cumulative effect of accounting change	(2,312)	8,258	16,204
Income tax on discontinued operations	—	36	65

Total income tax (benefit) expense	$(2,312)	$8,294	$16,269

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Deferred income tax assets:
Accounts receivable	$2,586	$2,346
Net operating loss carryforwards	18,960	26,360
Foreign tax and other credit carryforwards	5,768	3,049
Accrued sales promotions	1,514	1,658
Other accrued liabilities	4,241	2,848
Prepaid purchases and expenses	4,002	3,446
Guarantee fee	838	1,092
Other	4,918	3,806

Total deferred income tax assets	42,827	44,605
Less valuation allowance	(13,348)	(15,931)

Net deferred income tax assets	29,479	28,674
Deferred income tax liabilities:
Transaction and deferred financing costs	(1,286)	(2,122)
Property and equipment	(2,444)	(3,793)
Trademark and goodwill	(16,682)	(17,459)
Inventories	(4,756)	(9,470)
Prepaid purchases and expenses	(4,135)	(4,379)
Guarantee fee	(838)	(1,092)
Other	(1,714)	(4,082)

Total deferred income tax liabilities	(31,855)	(42,397)

Net deferred income tax liabilities	$(2,376)	$(13,723)

      The Company records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2004 and 2003 were based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2004 and 2003 were provided principally to offset operating loss carryforwards and foreign tax credit carryforwards of the Company’s U.S., European and South American subsidiaries. Valuation allowances at December 31, 2003 were also provided to offset operating loss carryforwards at Jafra Distribution, which is not included in the consolidated tax returns of other Mexico entities.
      At December 31, 2004, the Company’s deferred income tax assets for loss carryforwards totaled $24,728,000 comprised of foreign asset and other credit carryforwards of $5,768,000 and operating loss carryforwards of $18,960,000. At December 31, 2003, the Company’s deferred income tax assets for loss carryforwards totaled $29,409,000 comprised of foreign asset and other credit carryforwards of $3,049,000 and operating loss carryforwards of $26,360,000. These deferred income tax assets were reduced by a valuation allowance of $13,348,000 and $15,931,000 at December 31, 2004 and 2003, respectively. The tax loss and certain credit carryforwards expire in varying amounts between 2005 and 2014. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense for the year ended December 31, 2002 was reduced by $1,169,000 as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra Mexico’s net deferred income tax liabilities. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005. In the fourth quarter of 2004, Mexico enacted new tax legislation that provided for a reduction in the corporate statutory tax rate from 33% in 2004 under the previous legislation to 30% in 2005, 29% in 2006 and 28% in 2007 and years thereafter. As a result, Jafra Mexico’s income tax expense decreased by $2,038,000.
      During the years ended December 31, 2003 and 2002, the Company recorded a reserve of $1,641,000 and $2,348,000 against certain income tax benefits in the United States and recorded the reserve as an accrued liability on the accompanying consolidated balance sheets. During the year ended December 31, 2004, the Company released the accrued liability of $2,348,000.
(10) Benefit Plans
      Certain former employees of the Company’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension expense of $25,000, $22,000 and $48,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Under Mexican labor laws, employees of Jafra Mexico are entitled to a payment when they leave the Company if they have fifteen or more years of service, or with less tenure under certain conditions. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $1,082,000, $1,506,000 and $1,222,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The total liability was approximately $1,888,000 and $1,850,000 at December 31, 2004 and 2003, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.
      The Company’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company’s expense under this program was $571,000, $553,000 and $618,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      The Company’s U.S. subsidiary also has a non-qualified supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company’s expense under this program was $161,000, $185,000 and $207,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset and the related liability in the accompanying consolidated balance sheets of $3,419,000 and $3,191,000 at December 31, 2004 and 2003, respectively.

(11)	Related Party Transactions
      Pursuant to a consulting agreement entered into in 1998 and subsequent amendments, Clayton, Dubilier & Rice, an affiliate of Jafra S.A.’s primary shareholder, received an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The annual fee was $1,000,000. The Company incurred $417,000 during the year ended December 31, 2004 through termination of this agreement and $1,000,000 in each of the years ended December 31, 2003 and 2002. The consulting agreement terminated upon the consummation of the Acquisition in May 2004.
      In August 2004, the Company entered the Loan Contract with Vorwerk (see Note 7). The Loan Contract bears interest at Libor plus 2.625%. In addition, certain officers and directors of Vorwerk or its affiliates serve as directors of the Company. Such amount was repaid in January 2005.

(12)	Restructuring and Impairment Charges and Related Accruals
      During the year ended December 31, 2004, the Company recorded a total of $5,017,000 of restructuring and impairment charges. Of these charges, $2,838,000 related primarily to the transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico from the United States. The transfer of these operations was substantially complete during the second quarter of 2004. Of these charges, $423,000 was for the impairment of assets not transferred and the remaining amount was primarily termination benefits. Additionally, during the year ended December 31, 2004, the Company recorded $2,179,000 of severance related charges related to the resignation of four members of management subsequent to the Acquisition. In total, the restructuring charges includes termination benefits for thirteen people.
      The additions the aforementioned accruals include severance and fixed asset disposals, and are summarized as follows (in thousands):

Year Ended
December 31,
2004

Additions — charges to income:
Severance	$4,594
Asset impairment	423

Total additions	$5,017

      A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

Years Ended
December 31,
2004

Opening balance	$—
Additions	5,017
Charges against reserves	(2,626)

Ending balance	$2,391

      The remaining accrual at year-end represents termination benefits.

(13)	Transaction Related Expenses
      During the year ended December 31, 2004, the Company incurred $29,848,000 of transaction fees related to the Acquisition and to certain other transactions contemplated but subsequently terminated. Included in these amounts was $20,282,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,922,000 of special bonus payments paid directly by the former shareholder. During the year ended December 31, 2003, the Company recorded $16,786,000 of transaction expenses related to the Recapitalization and to other transactions contemplated but subsequently terminated. In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all existing outstanding stock options. In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $10,391,000 in bonus payments to current option holders.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additionally, during the year ended December 31, 2003, the Company authorized a special bonus of $2,715,000 to certain members of management and to non-employee directors for contributions to completing the Recapitalization of CDRJ. During the year ended December 31, 2002, the Company recorded $1,525,000 of transaction related expenses for transactions contemplated but subsequently terminated.

(14)	Financial Reporting for Business Segments
      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.
      The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company has three reportable business segments: Mexico, the United States, including the Dominican Republic, and Europe. Business results for subsidiaries in South America and Thailand are combined and included in the following table under the caption “All Others.”
      The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and impairment. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and operating profit (loss). The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.”

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		United
		States and
		the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total

	(Dollars in thousands)
As of and for the year ended December 31, 2004
Net sales	$278,418	$98,006	$34,956	$4,794	$—	$416,174
Operating profit (loss)	77,149	16,701	2,859	(2,140)	(53,350)	41,219
Depreciation	2,661	3,449	458	90	—	6,659
Capital expenditures	3,408	2,005	226	40	—	5,679
Segment assets	188,832	91,861	17,571	1,376	(1,355)	298,285
Assets from discontinued operations	—	—	—	133	—	133
Goodwill	26,558	32,188	4,092	—	—	62,838
As of and for the year ended December 31, 2003
Net sales	$241,750	$102,141	$32,874	$7,094	$—	$383,859
Operating profit (loss)	66,080	16,368	1,927	(4,860)	(34,917)	44,598
Depreciation and amortization	2,240	2,853	442	208	—	5,743
Capital expenditures	5,890	4,396	333	84	—	10,703
Segment assets	180,818	91,138	18,244	4,861	(1,456)	293,605
Assets from discontinued operations	—	—	—	138	—	138
Goodwill	26,428	32,188	4,480	—	—	63,096
As of and for the year ended December 31, 2002
Net sales	$251,546	$97,466	$26,932	$6,700	$—	$382,644
Operating profit (loss)	66,245	15,941	1,224	(5,900)	(18,892)	58,618
Depreciation and amortization	2,121	2,705	411	269	—	5,506
Capital expenditures	4,124	6,493	174	189	—	10,980
Segment assets	178,629	86,094	18,673	4,296	(1,350)	286,342
Assets from discontinued operations	—	—	—	3,653	—	3,653
Goodwill	28,548	32,188	5,300	137	—	66,173
      Corporate, unallocated and other include (in thousands):

	Years Ended December 31,

	2004	2003	2002

Corporate expenses	$(15,687)	$(14,856)	$(15,470)
Transaction related expenses	(29,848)	(16,786)	(1,525)
Restructuring and impairment charges	(5,017)	—	—
Unusual charges(1)	(2,798)	(3,275)	(1,897)

Total corporate, unallocated and other	$(53,350)	$(34,917)	$(18,892)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additional business segment information regarding product lines is as follows:

	2004		2003		2002

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product Line	of Total	Product Line	of Total	Product Line	of Total
	($ in millions)	Sales	($ in millions)	Sales	($ in millions)	Sales

Skin care	$78.6	19.5%	$73.8	19.9%	$66.3	17.9%
Body care and personal care	48.3	12.0	47.2	12.7	40.5	10.9
Color cosmetics	83.5	20.7	84.9	22.8	97.6	26.3
Fragrances	146.4	36.3	127.3	34.3	124.9	33.7
Other products(1)	46.6	11.5	38.3	10.3	41.3	11.2

Subtotal before shipping and other fees, less commissions	403.4	100.0%	371.5	100.0%	370.6	100.0%

Shipping and other fees, less commissions	12.8		12.4		12.0

Total	$416.2		$383.9		$382.6

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(15)	Commitments and Contingencies
      The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2009. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based on consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are (in thousands) are as follows:

2005	$3,886
2006	3,196
2007	3,047
2008	3,026
2009	2,796

$15,951

      Rental expense was $3,240,000, $3,757,000 and $3,398,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Management Incentive Arrangements
Company Plan
      Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provided for the sale to members of senior management of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock. CDRJ reserved 156,423 shares for issuance under the Stock Incentive Plan. Upon the consummation of the Acquisition, all outstanding stock issued under the Stock Incentive Plan was sold to Vorwerk and all outstanding options were cancelled. The Stock Incentive Plan was subsequently effectively terminated. There were no shares issued or repurchased from December 31, 2001 until the Acquisition and termination of the Stock Incentive Plan.
      In connection with the purchase of common stock of CDRJ, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant under the Stock Incentive Plan. The options had a life of ten years from the date of grant. Fifty percent of the options granted were expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee (“Option Type 1”). The remaining fifty percent of the options became vested, subject to the continuous employment of the grantee as follows: (a) up to one-third of the options became vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options became vested as provided in clause(a) above, the portion that had not become so vested became vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that had not become vested as provided above became vested on the ninth anniversary of the date of grant (“Option Type 2”).
      In connection with the Recapitalization, the Board of Directors approved an amendment to CDRJ’s stock incentive plan to reflect the equity instruments as rights to shares in Jafra S.A. rather than shares in CDRJ. In addition, as of May 21, 2003, the Board approved a reduction in the exercise price of all existing options granted with an exercise price of $100, $150 and $210 to $39.91, $59.86 and $83.80, respectively, due to the Recapitalization. The repricing was based on an equity valuation performed by a third-party which indicated a fair value per share of approximately $317 immediately prior to the Recapitalization. In order to affect this re-pricing, the exercise price per share of all existing options of CDRJ was reduced such that the awards aggregate intrinsic value immediately after the Recapitalization was not greater than the aggregate intrinsic value immediately before Recapitalization and the ratio of the exercise price per option to the market value per share was not reduced. During the year ended December 31, 2004, all outstanding options were cancelled.
      A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	2004		2003		2002

		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	84,242	$44.84	84,242	$44.84	84,242	$44.84
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled	84,242	$44.84	—	—	—	—

Outstanding at year-end	—	—	84,242	$44.84	84,242	$44.84

Options exercisable at year-end	—	—	68,120	$44.75	66,615	$43.57
Options available for grant	—	—	19,093	—	19,093	—

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by the Company upon issuance of such options. The fair value of each option granted by the Company was estimated using the minimum value option pricing model.
      Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123 “Accounting for Stock Based Compensation,” pro forma net (loss) income for the years ended December 31, 2003 and 2002 would have been as follows (in thousands). There would have been no proforma compensation cost for the year ended December 31, 2004 as all options were cancelled and option holders were compensated for the cancellation.

	Years Ended December 31,

	2003	2002

Net (loss) income, as reported	$(7,951)	$18,772
Pro forma compensation cost	51	92

Pro forma net (loss) income	$(8,002)	$18,680

Employment Agreements
      Certain senior executive officers have employment agreements which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives.
      The Company has a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of December 31, 2004 and 2003, $450,000 and $370,000 of bonuses were deferred, respectively. The Company recognizes compensation expense as the vesting requirements are met.
Bonus Payments
      During the year ended December 31, 2004, the Company expensed $20,282,000 in compensation expenses for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,922,000 of special bonus payments paid directly by the former shareholder.
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

(17)	Manufacturing Agreement
      The Company and a third-party contractor (the “Contractor”) entered into a manufacturing agreement, dated as of June 10, 1999, (the “Manufacturing Agreement”) pursuant to which the Contractor manufactured all of the Company’s requirements for certain cosmetic and skin care products for a term of five years. The Manufacturing Agreement expired on July 1, 2004. Substantially all of the Company’s product requirements are now manufactured by Jafra Mexico. Notwithstanding the foregoing, on July 2, 2004, JCI and Contractor entered into a new manufacturing agreement pursuant to which the Contractor manufactures only a limited number cosmetic and skin care products for JCI.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Foreign Currency Forward and Option Contracts
      The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency exchange contracts. Prior to March 2002, the Company purchased forward exchange contracts (“forward contracts” or “forwards”) to hedge its foreign currency exposures to the Mexican peso. In mid-2002, in accordance with previously approved policies, the Company modified its hedging program to include the use of foreign currency option contracts (“option contracts”). The Company places foreign currency contracts based on its forecasted U.S. dollar cash outflows from Jafra Mexico and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into forward contracts or option contracts, the Company evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter-parties.
      Under SFAS No. 133, the Company’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives can be deferred as a separate component of other comprehensive loss, and then will be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts or option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 or contracts to which hedge accounting is not applied are remeasured based on fair value and the gains and losses are included as a component of net income (loss).
      The Company designated certain of its contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. On the date the Company entered into a derivative contract, management designated the derivative as a hedge of the identified exposure. The Company formally documented all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, the Company specifically identified the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. The Company formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net (loss) income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra Mexico.
      During the year ended December 31, 2004, the Company recognized losses of approximately $1,545,000 (including the reclassification of other comprehensive income) as a component of exchange gain on the accompanying consolidated statements of operations. During the year ended December 31, 2003, the Company recognized gains of approximately $789,000 on option contracts (including the reclassification of other comprehensive income) as a component of exchange loss in the accompanying consolidated statements of operations. During the year ended December 31, 2002, the Company recognized losses of approximately $2,605,000 on forward contracts and gains of approximately $886,000 on option contracts (including

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
reclassification of other comprehensive loss) as a component of exchange loss in the accompanying consolidated statements of operations.
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
      At December 31, 2003, the Company had $278,000 of gains on option contracts deferred as a component of other comprehensive income. During the year ended December 31, 2004, the Company deferred as a component of other comprehensive loss $353,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. During the year ended December 31, 2004, approximately $7,000 of losses were reclassified from other comprehensive loss to exchange loss and approximately $3,000 of losses were reclassified as cost of sales upon the recognition of the underlying hedged exposure. The Company expects substantially all of the remaining loss of approximately $65,000, deferred as a component of other comprehensive loss, to be recognized into income within the next twelve months.
      The fair value of the option contacts at December 31, 2004 represented an unrealized loss of $1,433,000, consisting of $65,000 of unrealized losses recorded as a component of other comprehensive loss for qualifying hedges and $1,368,000 of unrealized losses for contracts where hedge accounting was not applied and as such are recorded directly as a component of net income.
      The fair value of the option contracts at December 31, 2003 represented an unrealized gain of $440,000, consisting of $278,000 of unrealized gains recorded as a component of other comprehensive loss for qualifying hedges and $162,000 of unrealized gains for non-qualifying hedges under SFAS No. 133.
      During the year ended December 31, 2004 and 2003, the ineffectiveness generated by the Company’s forward contracts and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $66,000 of gains in 2003 were reclassified into earnings. No such amounts were reclassified during 2004.
      The outstanding option contracts had notional values denominated in Mexican pesos of 545,000,000 and 831,000,000 in put and call positions at December 31, 2004 and 2003, respectively. The option contracts

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
outstanding at December 31, 2004 mature at various dates through March 31, 2006 and the option contracts outstanding at December 31, 2003 mature at various dates through June 30, 2005. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.
      The following tables provide information about the details of the Company’s option contracts as of December 31, 2004 and 2003 (in thousands, except for average strike price):

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$298	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	443	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	87	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	163	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	23	Jan.-Mar. 2006

	545,000		$1,014

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$(29)	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	(131)	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	136	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	210	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	233	Jan.-Mar. 2006

	545,000		$419

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2003:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

(1)	The fair value of the option contracts presented above, an unrealized loss of $1,433,000 at December 31, 2004 and unrealized gain of $440,000 at December 31, 2003, represents the carrying value and was recorded in accrued liabilities at December 31, 2004 and other receivables at December 31, 2003 in the consolidated balance sheets.

(19)	Discontinued Operations — Ceased Operations
      During the year ended December 31, 2004, the Company ceased direct selling operations in Brazil. The Company sold distribution rights in Brazil to a third-party distributor who will purchase products directly from the Company’s Mexico or United States subsidiaries. As a result, the Company reclassified $29,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other loss. Additionally, the Company ceased direct selling operation in Thailand. As a result, during the year ended December 31, 2004, the Company reclassified $240,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other loss.
      During the year ended December 31, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets. Final liquidation of the assets in Venezuela occurred during the year ended December 31, 2004 and final liquidation of Colombia, Chile and Peru is expected to be complete during 2005. As such, the results of the operations of these markets have been classified as discontinued operations in all periods disclosed on the statements of operations. The assets and liabilities from the discontinued operations have been segregated on the accompanying balance sheets.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net sales and loss on discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total

	(In thousands)
For the year ended December 31, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations, net of income tax expense	(95)	(66)	(13)	(38)	(212)

For the year ended December 31, 2003
Net sales	$1,255	$1,004	$97	$127	$2,483
Loss on discontinued operations, net of income tax expense	(2,300)	(2,623)	(280)	(164)	(5,367)

For the year ended December 31, 2002
Net sales	$4,349	$3,308	$264	$413	$8,334
Loss on discontinued operations, net of income tax expense	(651)	(109)	(397)	(285)	(1,442)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of assets and liabilities of the discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total

	(In thousands)
As of December 31, 2004
Assets:
Cash	$—	$45	$32	$7	$84
Receivables, net	—	28	—	—	28
Prepaid and other current assets	—	—	—	21	21

Total assets	$—	$73	$32	$28	$133

Liabilities:
Accounts payable	$—	$12	$—	$7	$19
Accrued liabilities	—	110	—	—	110

Total liabilities	$—	$122	$—	$7	$129

As of December 31, 2003
Assets:
Cash	$—	$42	$37	$15	$94
Receivables, net	—	24	—	—	24
Prepaid and other current assets	—	—	—	20	20

Total assets	$—	$66	$37	$35	$138

Liabilities:
Accounts payable	$—	$12	$3	$—	$15
Accrued liabilities	1	85	—	—	86
Other current liabilities	—	23	—	—	23

Total liabilities	$1	$120	$3	$—	$124

As of December 31, 2002
Assets:
Cash	$125	$195	$9	$56	$385
Receivables, net	439	408	34	40	921
Inventory	904	663	85	61	1,713
Prepaid and other current assets	372	153	52	57	634

Total assets	$1,840	$1,419	$180	$214	$3,653

Liabilities:
Accounts payable	$143	$222	$32	$26	$423
Accrued liabilities	220	189	—	—	409
Other current liabilities	—	28	—	—	28

Total liabilities	$363	$439	$32	$26	$860

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

(20)	Subsequent Event (Unaudited)
      On February 17, 2005, the Company redeemed $69,500,000 of the outstanding 10 3/4% Notes at a premium of $7,471,000. In connection with the redemption of the 10 3/4% Notes, the Company wrote off $2,368,000 of previously capitalized deferred financing fees. As a result, the Company expects to report $9,839,000 as loss on extinguishment of debt during 2005. The redemption of the outstanding 10 3/4% Notes was funded through a series of equity offerings which resulted in Jafra S.A. subscribing to 316,270 new shares of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of
Jafra Cosmetics International, Inc.
Westlake Village, California
      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, Inc. and subsidiaries (the “Company”), a direct, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l. (Successor Parent to CDRJ Investments (Lux) S.A.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jafra Cosmetics International, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Los Angeles, California
March 4, 2005

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$5,748	$8,879
Receivables, less allowances for doubtful accounts of $553 in 2003 and $621 in 2004	4,775	4,509
Inventories	11,464	12,882
Receivables from affiliates	24,644	18,747
Prepaid and other current assets	2,934	2,627
Deferred income taxes	14,430	6,381

Total current assets	63,995	54,025
Property and equipment, net	24,988	28,048
Other assets:
Goodwill	36,280	36,668
Notes receivable from affiliates	20,082	17,022
Deferred financing fees, net	3,262	5,525
Other	5,276	4,966

Total	$153,883	$146,254

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$—	$3,000
Accounts payable	3,497	6,634
Accrued liabilities	20,389	20,918
Income taxes payable	2,463	387
Payables to affiliates	18,349	21,118
Due to Vorwerk	20,000	—

Total current liabilities	64,698	52,057
Long-term debt	91,800	96,000
Deferred income taxes	6,339	4,512
Other long-term liabilities	5,131	4,801

Total liabilities	167,968	157,370

Commitments and contingencies	—	—
Stockholder’s deficit:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2004 and 2003	—	—
Additional paid-in capital	4,296	—
Retained deficit	(16,275)	(8,491)
Accumulated other comprehensive loss	(2,106)	(2,625)

Total stockholder’s deficit	(14,085)	(11,116)

Total	$153,883	$146,254

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Net sales to third parties	$132,962	$135,356	$125,199
Sales to affiliates	7,811	14,682	15,817

Net sales	140,773	150,038	141,016
Cost of sales	36,961	44,937	43,778

Gross profit	103,812	105,101	97,238
Selling, general and administrative expenses	104,806	107,677	98,792
Transaction related expenses	27,097	14,599	1,525
Restructuring and impairment charges	4,790	—	—
Management fee income from affiliates	(10,420)	(9,743)	(7,225)
Royalty income from affiliates, net	(21,154)	(18,060)	(19,775)
Market subsidy expense to affiliates	—	4,600	5,121

(Loss) income from operations	(1,307)	6,028	18,800
Other income (expense):
Exchange gain (loss), net	24	(393)	406
Interest expense	(10,893)	(8,986)	(6,553)
Interest income	446	504	419
Loss on extinguishment of debt	(1,905)	(4,778)	—
Other expense	(465)	(370)	(39)
Other income	176	132	320

(Loss) income before income taxes	(13,924)	(7,863)	13,353
Income tax (benefit) expense	(6,140)	(785)	4,728

Net (loss) income	$(7,784)	$(7,078)	$8,625

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S (DEFICIT) EQUITY
(In thousands, except for shares)

	Years Ended December 31,

	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—

Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in Capital:
Balance, beginning of year		—		39,649		39,649
Distribution to stockholder		—		(39,649)		—
Deemed contribution of capital		4,922		—		—
Distribution to Parent		(626)		—		—

Balance, end of year		4,296		—		39,649
Retained (Deficit) Earnings:
Balance, beginning of year		(8,491)		3,249		(5,376)
Distribution to stockholder		—		(4,662)		—
Net (loss) income		(7,784)		(7,078)		8,625

Balance, end of year		(16,275)		(8,491)		3,249
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(2,625)		(2,742)		(2,479)
Currency translation adjustments		519		117		(263)

Balance, end of year		(2,106)		(2,625)		(2,742)

Total Stockholder’s (Deficit) Equity	1,000	$(14,085)	1,000	$(11,116)	1,000	$40,156

Comprehensive (Loss) Income:
Net (loss) income		$(7,784)		$(7,078)		$8,625
Currency translation adjustments		519		117		(263)

Total Comprehensive (Loss) Income		$(7,265)		$(6,961)		$8,362

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(7,784)	$(7,078)	$8,625
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,907	3,295	3,231
Provision for uncollectible accounts receivable	794	670	680
Non-cash compensation expense	4,922	—	—
Write off and amortization of deferred financing fees	2,659	2,898	629
Asset impairment charge	423	251	—
Unrealized foreign exchange (gain) loss	(7)	787	(99)
Deferred income taxes	(6,222)	(4,835)	2,016
Changes in operating assets and liabilities:
Receivables	(1,060)	534	54
Inventories	1,418	(908)	(3,297)
Prepaid expenses and other current assets	(307)	(73)	(889)
Affiliate receivables and payables	(7,726)	6,757	15,920
Other assets	(29)	(248)	309
Accounts payable and accrued liabilities	(3,666)	7,030	(126)
Income taxes payable/prepaid	2,076	(428)	(150)
Other long-term liabilities	330	1,014	699

Net cash (used in) provided by operating activities	(10,272)	9,666	27,602

Cash flows from investing activities:
Purchases of property and equipment	(2,231)	(4,729)	(6,669)
Other	(281)	(780)	(531)

Net cash used in investing activities	(2,512)	(5,509)	(7,200)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	80,000	—
Proceeds from issuance of term loan	—	20,000	—
Repurchase of subordinated debt due 2008	—	(45,108)	—
Repurchase of subordinated debt due 2011	(200)	—	—
Proceeds from Vorwerk note	20,000	—	—
Repayments under term loan facility	(19,000)	(7,000)	(3,000)
Repayments under revolving credit facility	(42,000)	(17,700)	(38,500)
Borrowings under revolving credit facility	54,000	17,700	36,700
Net transactions with affiliates	(3,060)	(6,328)	(6,792)
Distribution of additional paid-in capital to stockholder	—	(39,649)	—
Distribution to stockholder from retained earnings	—	(4,662)	—
Distribution to Parent	(626)	—	—
Deferred financing fees	(396)	(6,048)	—

Net cash provided by (used in) financing activities	8,718	(8,795)	(11,592)

Effect of exchange rate changes on cash	935	429	197

Net (decrease) increase in cash and cash equivalents	(3,131)	(4,209)	9,007
Cash and cash equivalents at beginning of year	8,879	13,088	4,081

Cash and cash equivalents at end of year	$5,748	$8,879	$13,088

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$10,188	$8,058	$5,847
Income taxes	$271	$723	$1,051
See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(1) Basis of Presentation and Description of Business
Basis of Presentation
      Jafra Cosmetics International, Inc., a Delaware corporation is a direct wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée, (the “Parent”), which is a wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société anonyme, (“Jafra S.A.”). Jafra S.A. was a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme (“CDRJ”).
      The accompanying consolidated financial statements reflect the operations of JCI and its subsidiaries (collectively, “JCI”). JCI is an operating subsidiary in the United States, and currently has operating subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland and the Dominican Republic. All significant intercompany accounts and transactions have been eliminated in consolidation.
      On May 27, 2004, Vorwerk & Co. eins GmbH acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to JCI due to the outstanding registered public debt.
      On May 20, 2003, the Parent, JCI and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”, and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into new senior credit facilities (the “Senior Credit Agreement”) and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “11 3/4% Notes”) of JCI and Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”), to repay all amounts outstanding under the then existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made liquidating distributions of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution, to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”
      The 10 3/4% Notes represent several obligations of JCI and Jafra Distribution. JCI and Jafra Distribution have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of Jafra Distribution and JCI is subject to a 30-day standstill period, the Parent is filing these separate financial statements of JCI on its Report on Form 10-K.
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
      Deferred Financing Costs. In connection with the Recapitalization, JCI incurred approximately $6,007,000 of costs related to the issuance of the 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August 16, 2004, the Parent and the issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”). With the borrowings from the Restated Credit Agreement and other borrowings, JCI paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $200,000 principal amount of the 10 3/4% Notes redeemed such notes. In connection with the full repayment of the Senior Credit Agreement and the purchase of $200,000 of the outstanding 10 3/4% Notes, JCI wrote off approximately $1,905,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations. JCI capitalized approximately $438,000 of costs related to the Restated Credit Agreement. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2004 and 2003 was $765,000 and $523,000, respectively.
      In 2003, the proceeds of the 10 3/4% Notes were used to redeem the 11 3/4% Notes and repay outstanding amounts under its then existing credit agreement, which was terminated. In connection with the redemption of the 11 3/4% Notes and the termination of its then outstanding credit agreement, JCI wrote off approximately $2,128,000 of deferred financing fees capitalized in connection with the 11 3/4% Notes and its then outstanding credit Agreement. (See Note 7).
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
      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instruments. The fair value of the 10 3/4% Notes at December 31, 2004 and 2003 was $90,972,000 and $84,800,000, respectively, based on discussions with one of JCI’s largest bondholders and an analysis of current market interest rates and the Parent’s credit rating. As JCI’s revolving credit facility and due to Vorwerk and, in 2003, the term loan are variable rate debt, and the interest rate spread paid by JCI is adjusted for changes in certain financial ratios of the Parent, the fair value of the revolving credit facility, due to Vorwerk and the term loan approximated their carrying amounts at December 31, 2004 and 2003.
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
      Shipping and Handling Costs. Shipping and handling costs of $13,503,000, $13,772,000 and $12,706,000 for the years ended December 31, 2004, 2003 and 2002, respectively, are included in selling, general and administrative expenses.
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
      Advertising Costs. JCI expenses advertising costs as incurred. Total advertising costs aggregated $482,000, $349,000 and $129,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Research and Development. Research and development costs are expensed as incurred. Total research and development expense aggregated $1,377,000, $1,271,000 and $1,469,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The portion of the above-identified research and development expenses incurred by the JCI and charged to Jafra Mexico as part of JCI’s management fee income (see Note 11) aggregated $879,000, $1,012,000 and $1,081,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      New Accounting Standards. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for JCI in the first quarter of 2004. The adoption of FIN 46 did not have an impact on the JCI’s financial position or results of operations as JCI had no variable interest entities.
      In November 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities . The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of JCI.
      In December 2004, the FASB issued SFAS No. 123 (R), “Share-Based Payment”. SFAS No. 123 (R) requires that companies recognized compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for the Company beginning in the 2005 third quarter. The adoption of SFAS No. 123 (R) will not impact the Company at this time as all options were cancelled (See Note 16.)
      Reclassifications. Certain reclassifications were made to the prior year financial statements to conform to current year presentation.

(3)	Inventories
      Inventories consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Raw materials and supplies	$62	$75
Finished goods	11,402	12,807

Total inventories	$11,464	$12,882

(4)	Property and Equipment
      Property and equipment consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Land	$6,188	$6,188
Buildings and improvements	7,212	7,065
Machinery, equipment and other	25,131	27,188

	38,531	40,441
Less accumulated depreciation	13,543	12,393

Property and equipment, net	$24,988	$28,048

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Goodwill and Trademarks
      JCI’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. JCI has determined trademarks to have an indefinite life. The carrying value of trademarks was $300,000 as of December 31, 2004. The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2004 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total

Balance as of December 31, 2002	$32,188	$5,300	$37,488
Translation effect	—	(820)	(820)

Balance as of December 31, 2003	32,188	4,480	36,668
Translation effect	—	(388)	(388)

Balance as of December 31, 2004	$32,188	$4,092	$36,280

(6)	Accrued Liabilities
      Accrued liabilities consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Sales promotions, commissions and overrides	$3,389	$4,117
Accrued interest	1,049	1,059
Compensation and other benefit accruals	10,900	6,159
State and local sales taxes and other taxes	1,233	5,431
Other	3,818	4,152

Total accrued liabilities	$20,389	$20,918

(7)	Debt
      Debt consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Subordinated Notes, unsecured, interest payable semi-annually at 10 3/4% at December 31, 2004 and 2003, respectively	$79,800	$80,000
Revolving loan, secured, interest due in quarterly installments, interest rate at 4.5% at December 31, 2004	12,000	—
Term loan, secured, principal and interest due in quarterly installments, interest rates at 4.7% at December 31, 2003	—	19,000
Payable to Vorwerk, principal and interest due in January 2005, interest rate of 4.8% at December 31, 2004	20,000	—

Total debt	111,800	99,000
Less current maturities	20,000	3,000

Long-term debt	$91,800	$96,000

      JCI’s long-term debt matures as follows (in thousands): $20,000 in 2005, $12,000 in 2008, and $79,800 in 2011.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the 10 3/4% Notes) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a senior credit agreement (“the “Senior Credit Agreement”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.
      JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of 10 3/4% Notes jointly and severally, on a senior subordinated basis.
      The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the 10 3/4% Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the 10 3/4% Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75% plus accrued interest. In connection with the Acquisition, holders of $200,000 principal amount of the 10 3/4% Notes redeemed such notes and as a result, $79.8 million principal amount of the 10 3/4% Notes was outstanding at December 31, 2004.
      In addition, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60% to Jafra Distribution.
      In connection with closing the Acquisition, the Issuers, the Parent and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provided that for a period of 90 days following the closing of the Acquisition, the Acquisition would not constitute an event of default under the Credit Agreement. On August 16, 2004, prior to the expiration of the 90 day period, the Parent and the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, JCI borrowed $16,750,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.50%. As of December 31, 2004, the applicable interest rate was 4.5%, subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.
      JCI also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of Libor plus 2.625%. The Loan Contract will expire in January 2005. On August 12, 2004, JCI borrowed the full amount under the Loan Contract and as of December 31, 2004, the full amount was outstanding. Such amount was repaid in January 2005.
      With the borrowings from the Restated Credit Agreement and the Loan Contract, JCI paid in full all existing amounts under the Senior Credit Agreement.
      Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2004, the Parent and its subsidiaries were in compliance with all covenants.
      The Restated Credit Agreement contains provisions whereby (i) the default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in any payment under debt obligations in an aggregate principal amount of $5.0 million or more beyond any applicable grace period, or (ii) any default by the Parent, or any default by JCI, Jafra Distribution or any of their respective subsidiaries, in the observance or performance of any other agreement or condition under such other debt obligations that allows the holder(s) of such debt obligations to accelerate the maturity of such obligations after the expiration of any grace period or the provision of notice, and such grace period has expired or notice has been given, will allow the lenders under the Restated Credit Agreement to terminate their commitments to lend thereunder and/or declare any amounts outstanding thereunder to be immediately due and payable. The Indenture contains similar provisions that apply upon the failure by the Parent, or the failure by JCI, Jafra Distribution or any of their significant subsidiaries (as defined in the Indenture), to pay any indebtedness for borrowed money when due, or on the acceleration of any other debt obligations exceeding $10.0 million. The Indenture also contains provisions that, under certain circumstances, permit the holders of certain senior indebtedness (including the loans made under the Restated Credit Agreement) to block payments on the 10 3/4% Notes during the continuance of certain defaults that would allow the holders of such senior indebtedness to accelerate the relevant senior indebtedness.
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
      On May 23, 2003, with proceeds from the issuance of the 10 3/4% Notes and borrowings under the Senior Credit Agreement, JCI redeemed the 11 3/4% Notes in the aggregate outstanding principal amount of $45,108,000 at a premium of approximately $2,650,000. Additionally, JCI repaid $5,000,000 under its existing credit agreement and terminated the agreement. In connection with the redemption of the 11 3/4% Notes and the termination of the agreement, JCI wrote off approximately $2,128,000 of capitalized deferred financing fees. Total costs related to the redemption of the 11 3/4% Notes and the repayment of amounts outstanding under the agreement were $4,778,000 and were recorded as a component loss on extinguishment of debt on the accompanying consolidated statements of operations.
      JCI capitalized approximately $6,006,000 of costs related to the issuance of the 10 3/4% Notes and the Senior Credit Agreement as deferred financing fees (net of a credit of approximately $42,000 in the year ended December 31, 2004). In connection with the full repayment of the Senior Credit Agreement and the purchase of $200,000 of the outstanding 10 3/4% Notes, the Company wrote off approximately $1,905,000 of

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during year ended December 31, 2004.
      JCI capitalized approximately $438,000 of costs related to the Restated Credit Agreement. As of December 31, 2004, approximately $3,262,000 of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
(8) Equity
      After the redemption of the 11 3/4% Notes and repayment of all other outstanding debt, JCI distributed a total of $44,311,000 to its sole shareholder, Jafra S.A. In addition, JCI made a special payment to the holders of CDRJ stock options and to certain members of management and non-employee directors. (See Note 15). Upon completion of the Recapitalization and the distribution, Jafra S.A. contributed all of its assets and liabilities, including its investment in JCI, to the Parent.
      During the year ended December 31, 2004, the former primary shareholder of Jafra S.A. paid certain members of management and non-employee board of director members a special bonus of $4,922,000. As this amount was paid directly to the recipients from the former primary shareholder, Jafra S.A. recorded $4,922,000 as deemed contributed capital and as a non-cash transaction expense representing compensation. Jafra S.A. then contributed $4,922,000 to the Parent who then contributed the amount to JCI. This contribution was partially offset by a cash distribution of $626,000 to the Parent.
(9) Income Taxes
      JCI’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,

	2004	2003	2002

(Loss) income before income taxes:
United States	$(13,430)	$(6,039)	$12,859
Foreign	(494)	(1,824)	494

	$(13,924)	$(7,863)	$13,353

      Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,

	2004	2003	2002

Provision (benefit) for income taxes at federal statutory rate	$(4,873)	$(2,752)	$4,674
Foreign income subject to tax other than at federal statutory rate	2,470	2,139	1,886
Permanent difference — non-deductible expense	1,597	—	—
Foreign tax and other credits	(2,436)	(2,214)	(2,312)
State income taxes	(661)	(220)	548
Valuation allowance — domestic	95	(35)	(2,329)
Valuation allowance — foreign	183	666	23
Losses without tax benefit	—	1,641	2,348
Reversal of income tax reserve	(2,348)	—	—
Other	(167)	(10)	(110)

Income tax (benefit) expense	$(6,140)	$(785)	$4,728

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of income tax (benefit) expense are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current:
Federal	$—	$—	$178

Foreign:
Foreign withholding taxes	2,470	2,139	2,250
Europe	10	28	(297)
Other	(1,737)	2,103	2,381

	743	4,270	4,334
State	(661)	(220)	548

Total current	82	4,050	5,060
Deferred — domestic	(6,222)	(4,835)	(332)

Total deferred	(6,222)	(4,835)	(332)

Total income tax (benefit) expense	$(6,140)	$(785)	$4,728

      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Deferred income tax assets:
Net operating loss carry-forward	$12,265	$10,077
Foreign tax and other credit carry-forwards	5,584	3,026
Accrued liabilities	3,131	85
Other	2,591	3,339

Total deferred income tax assets	23,571	16,527
Less valuation allowance	(8,033)	(7,805)

Net deferred income tax assets	15,538	8,722
Deferred income tax liabilities:
Property and equipment	(1,385)	(1,733)
Trademark and goodwill	(5,114)	(4,303)
Other	(948)	(817)

Total deferred income tax liabilities	(7,447)	(6,853)

Net deferred income tax assets	$8,091	$1,869

      JCI records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2004 and 2003 were based upon JCI’s estimates of the future realization of deferred income tax assets. Valuation allowance at December 31, 2004 were provided to primarily offset foreign operating loss carryforwards of $12,265,000 and foreign tax credit and other carryforwards of $5,584,000. Valuation allowances at December 31, 2003 were provided to primarily offset foreign operating loss carryforwards of $10,077,000 and foreign tax credit and other carryforwards of $3,026,000. The tax loss carryforwards expire in varying amounts between 2005 and 2020. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During the year ended December 31, 2004, JCI released a reserve of $2,348,000 accrued during the year ended December 31, 2002 against certain income tax benefits. During the year ended December 31, 2003, JCI recorded a reserve of $1,641,000 against certain income tax benefits and recorded the reserve as an accrued liability on the accompanying consolidated balance sheets.
(10) Benefit Plans
      Certain former employees of JCI’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. JCI’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. JCI recognized pension expense of $25,000, $22,000 and $48,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      JCI’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by JCI at the rate of 50 cents per dollar. Employees do not vest in JCI contribution until they have reached two years of service, at which time they become fully vested. JCI’s expense under this program was $571,000, $553,000 and $618,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      JCI also has a non-qualified supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. JCI’s expense under this program was $161,000, $185,000 and $207,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of JCI. JCI has recorded an asset and the related liability in the accompanying consolidated balance sheets of $3,419,000 and $3,191,000 at December 31, 2004 and 2003, respectively.
(11) Related Party Transactions
      JCI distributes skin and body products to other subsidiaries of the Parent (“affiliates”). Sales to affiliates, primarily in Mexico and South America, were $7,811,000, $14,682,000 and $15,817,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. JCI also purchases color and fragrance products from Jafra Mexico totaling $14,308,000, $10,797,000 and $13,592,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
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
      Jafra Mexico charges JCI a royalty fee for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Mexico to JCI was $3,214,000, $3,179,000 and $2,443,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.
      JCI owns the worldwide rights to its multi level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JCI charges Jafra Mexico a royalty fee for the use of the Jafra Way. The royalty fees charged by JCI were $24,368,000, $21,239,000 and $22,218,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and were based upon a percentage of Jafra Mexico’s third party sales.
      JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2004 and 2003 consists primarily of loans JCI has made to subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $446,000, $490,000 and $351,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      In 2003 and 2002 JCI reimbursed certain foreign affiliates for the expenses that they incurred in establishing a direct selling distribution system and customer base in new markets. Such market subsidies amounted to $4,600,000 and $5,121,000 for the years ended December 31, 2003 and 2002, respectively.
      Pursuant to a consulting agreement entered into in 1998 and subsequent amendments, Clayton, Dubilier &Rice, an affiliate of Jafra S.A.’s primary shareholder, received an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Parent. The annual fee was $1,000,000. JCI incurred $417,000 during the year ended December 31, 2004 through termination of this agreement and $1,000,000 in each of the years ended December 31, 2003 and 2002. The consulting agreement terminated upon the consummation of the Acquisition in May 2004.

(12)	Restructuring and Impairment Charges and Related Accruals
      Restructuring and Impairment Charges. During the year ended December 31, 2004, JCI recorded a total of $4,790,000 of restructuring and impairment charges. Of these charges, $2,611,000 related primarily to the transfer of substantially all of its skin and body care manufacturing operations to the Parent’s facilities in Mexico from the United States. The transfer of these operations was substantially complete during the second quarter of 2004. Of these charges, $423,000 was for the impairment of assets not transferred and the remaining amount was primarily termination benefits. Additionally, during the year ended December 31, 2004, JCI recorded $2,179,000 of severance related charges related to the resignation of four member of management subsequent to the Acquisition. In total, the restructuring charge includes termination benefits for thirteen people.
      The additions of the aforementioned accruals include severance and fixed asset disposals, and are summarized as follows (in thousands):

Year Ended
December 31,
2004

Additions — charges to income:
Severance	$4,367
Asset impairment	423

Total additions	$4,790

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

Years Ended
December 31,
2004

Opening balance	$—
Additions	4,709
Charges against reserves	(2,318)

Ending balance	$2,391

      The remaining accrual at each year-end represents termination benefits.

(13)	Transaction Related Expenses
      During the year ended December 31, 2004, JCI incurred $27,097,000 of transaction fees related to the Acquisition and to certain other transactions contemplated but subsequently terminated. Included in these amounts was $18,337,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,125,000 of special bonus payments paid directly by the former shareholder. During the year ended December 31, 2003, JCI recorded $14,599,000 of transaction expenses related to the Recapitalization and to other transactions contemplated but subsequently terminated. In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all existing outstanding stock options. In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $9,445,000 in bonus payments to current option holders. Additionally, during the year ended December 31, 2003, JCI authorized a special bonus of $2,365,000 to certain members of management and to non-employee directors for contributions to completing the Recapitalization of CDRJ. During the year ended December 31, 2002, JCI recorded $1,525,000 of transaction related expenses for transactions contemplated but subsequently terminated.

(14)	Financial Reporting for Business Segments
      Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.
      JCI’s business is comprised of one industry segment, direct selling, with worldwide operations, principally in the United States and Europe. JCI is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. JCI has two reportable business segments: the United States, including the Dominican Republic, and Europe. As of the beginning of 2004, JCI includes the results of the Dominican Republic with the results of the United States as JCI’s chief operating decision makers evaluate the results of the Dominican Republic with the results of the United States. All prior period results have been reclassified to be consistent with the 2004 presentation. Business results for the subsidiary in Thailand is included in the following table under the caption “All Others”.
      The accounting policies used to prepare the information reviewed by the JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies. JCI evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and impairment. Consistent with the information reviewed by the JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and operating profit (loss). The elimination of intercompany profit from inventory within segment assets and net receivables from affiliates are included in “Corporate, Unallocated and Other.” Gross profit from affiliates, management

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fee income from affiliates, royalty income from affiliates and market subsidy expense to affiliates and are included in the following table under the caption “Corporate, Unallocated and Other.”

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
Dollars in thousands	Republic	Europe(1)	Others	and Other	Total

As of and for the Year ended December 31, 2004
Net sales	$98,006	$34,956	$—	$7,811	$140,773
Operating profit (loss)	16,701	2,859	—	(20,867)	(1,307)
Depreciation	3,449	458	—	—	3,907
Capital expenditures	2,005	226	—	—	2,231
Segment assets	91,861	17,233	63	44,726	153,883
Goodwill	32,188	4,092	—	—	36,280
As of and for the Year ended December 31, 2003
Net sales	$102,141	$32,874	$341	$14,682	$150,038
Operating profit (loss)	16,368	1,927	(445)	(11,822)	6,028
Depreciation	2,853	442	—	—	3,295
Capital expenditures	4,396	333	—	—	4,729
Segment assets	91,138	18,003	1,345	35,768	146,254
Goodwill	32,188	4,480	—	—	36,668
As of and for the Year ended December 31, 2002
Net sales	$97,466	$26,932	$801	$15,817	$141,016
Operating profit (loss)	15,941	1,224	(410)	2,045	18,800
Depreciation	2,705	382	144	—	3,231
Capital expenditures	6,493	174	2	—	6,669
Segment assets	86,094	18,414	684	36,302	141,494
Goodwill	32,188	5,300	—	—	37,488

(1)	excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI.
      Corporate, unallocated and other includes (in thousands):

	Years Ended December 31,

	2004	2003	2002

Corporate expenses	$(18,833)	$(17,869)	$(18,354)
Transaction related charges	(27,097)	(14,599)	(1,525)
Restructuring and impairment charges	(4,790)	—	—
Transaction with affiliates	31,574	23,203	21,879
Amortization	—	—	—
Unusual charges(1)	(1,721)	(2,557)	45

Total corporate, unallocated and other	$(20,867)	$(11,822)	$2,045

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Additional business segment information regarding product lines is as follows:

	2004		2003		2002

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales

	(in millions)		(in millions)		(in millions)
Skin care	$41.8	32.7%	$42.4	32.8%	$35.2	29.4%
Body care and personal care	21.0	16.4	20.3	15.7	18.0	15.0
Color cosmetics	17.0	13.3	18.6	14.4	21.6	18.0
Fragrances	28.4	22.2	28.9	22.4	26.2	21.9
Other products(1)	19.7	15.4	19.0	14.7	18.8	15.7

Subtotal before shipping, other fees and sales to affiliates, less commissions	127.9	100.0%	129.2	100.0%	119.8	100.0%

Shipping and other fees, less commissions	5.1		6.1		5.4
Sales to affiliates	7.8		14.7		15.8

Total	$140.8		$150.0		$141.0

(1)	Includes sales aids (e.g.; party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(15)	Commitments and Contingencies
      JCI leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2009. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$1,316
2006	1,002
2007	695
2008	503
2009	473

$3,989

      Rental expense was $1,450,000, $1,147,000 and $1,058,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      JCI is involved from time to time in routine legal matters incidental to its business. JCI believes that the resolution of such matters will not have a material adverse effect on JCI’s business, financial condition or results of operations.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Management Incentive Arrangements
Company Plan
      Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provided for the sale to members of senior management of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock. CDRJ reserved 156,423 shares for issuance under the Stock Incentive Plan. Upon the consummation of the Acquisition, all outstanding stock issued under the Stock Incentive Plan was sold to Vorwerk and all outstanding options were cancelled. The Stock Incentive Plan was subsequently effectively terminated. There were no shares issued or repurchased from December 31, 2001 until the Acquisition and termination of the Stock Incentive Plan.
      In connection with the purchase of common stock of CDRJ, certain members of senior management were granted options to purchase two additional shares of common stock for each share purchased at an exercise price equal to the fair value at the date of grant under the Stock Incentive Plan. The options had a life of ten years from the date of grant. Fifty percent of the options granted were expected to vest in three equal installments on each of the first three anniversaries of the date of grant, subject to the continuous employment of the grantee (“Option Type 1”). The remaining fifty percent of the options became vested, subject to the continuous employment of the grantee as follows: (a) up to one-third of the options became vested as of each of the first three anniversaries of the date of grant if the Company achieves at least 85% of its EBITDA target for the immediately preceding fiscal year, (b) if less than one-third of the total number of options became vested as provided in clause(a) above, the portion that had not become so vested became vested as of the first day of the fiscal year following the fiscal year, if any, that the Company achieves its cumulative EBITDA target, and (c) any options that had not become vested as provided above became vested on the ninth anniversary of the date of grant (“Option Type 2”).
      In connection with the Recapitalization, the Board of Directors approved an amendment to CDRJ’s stock incentive plan to reflect the equity instruments as rights to shares in Jafra S.A. rather than shares in CDRJ upon final liquidation of CDRJ. In addition, as of May 21, 2003, the Board approved a reduction in the exercise price of all existing options granted with an exercise price of $100, $150 and $210 to $39.91, $59.86 and $83.80, respectively, due to the Recapitalization. The repricing was based on an equity valuation performed by a third-party which indicated a fair value per share of $317 immediately prior to the Recapitalization. In order to affect this re-pricing, the exercise price per share of all existing options of CDRJ was reduced such that the awards aggregate intrinsic value immediately after the Recapitalization was not greater than the aggregate intrinsic value immediately before Recapitalization and the ratio of the exercise price per option to the market value per share was not reduced. A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	84,242	$44.84	84,242	$44.84	84,242	$44.84
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Canceled	84,242	$44.84	—	—	—	—

Outstanding at year-end	—	—	84,242	$44.84	84,242	$44.84

Options exercisable at year-end	—	—	68,120	$44.75	66,615	$43.57
Options available for grant	—	—	19,093	—	19,093	—

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
JCI applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation cost was recognized by JCI upon issuance of such options. The fair value of each option granted by JCI was estimated using the minimum value option pricing model.
      Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123, “Accounting for Stock Based Compensation,” pro forma net (loss) income for the years ended December 31, 2003 and 2002 would have been as follows (in thousands). There would have been no proforma compensation cost for the year ended December 31, 2004 as all options were cancelled and option holders were compensated for the cancellation.

	Years Ended
	December 31,

	2003	2002

Net (loss) income, as reported	$(7,078)	$8,625
Pro forma compensation cost	47	83

Pro forma net (loss) income	$(7,125)	$8,542

Employment Agreements
      Certain senior executive officers have employment agreements which provide for annual bonuses if the Parent achieves the performance goals established under its annual incentive plan for executives.
      JCI has a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of December 31, 2004 and 2003, $450,000 and $370,000 of bonuses were deferred, respectively. JCI recognizes compensation expense as the vesting requirements are met.
Bonus Payments
      During the year ended December 31, 2004, JCI expensed $18,337,000 in compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,125,000 of special bonus payments paid directly by the former shareholder.
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

(17)	Manufacturing Agreement
      JCI and a third-party contractor (the “Contractor”) entered into a manufacturing agreement, dated as of June 10, 1999, (the “Manufacturing Agreement”) pursuant to which the Contractor manufactured all of JCI’s requirements for certain cosmetic and skin care products for a term of five years. The Manufacturing Agreement expired on July 1, 2004. Substantially all of JCI’s product requirements are now manufactured in Mexico by an affiliate company of JCI. Notwithstanding the foregoing, on July 2, 2004, JCI and Contractor entered into a new manufacturing agreement pursuant to which the Contractor manufactures only a limited number cosmetic and skin care products for JCI.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(18)	Subsequent Event (Unaudited)
      On February 17, 2005, JCI redeemed $27,800,000 of the outstanding 10 3/4% Notes at a premium of $2,989,000. In connection with the redemption of the 10 3/4% Notes, JCI wrote off $974,000 of previously capitalized deferred financing fees. As a result, JCI expects to report $3,963,000 as loss on extinguishment of debt during 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Distribuidora Comercial Jafra, S.A. de C.V.
Mexico City, Mexico D.F.
      We have audited the accompanying consolidated balance sheets of Distribuidora Comercial Jafra, S.A. de C.V. (“Company”), as defined in Note 1, an indirect, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l. (Successor Parent to CDRJ Investments (Lux) S.A.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Distribuidora Comercial Jafra, S.A. de C.V. as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Mexico City, Mexico
March 4, 2005

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
BALANCE SHEETS
(In thousands, except share amounts)

	December 31,

	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$83	$523
Receivables	297	154
Inventories	29,583	27,183
Receivables from affiliates	18,073	17,136
Prepaid income taxes	1,267	1,265
Prepaid expenses and other current assets	2,690	9,237

Total current assets	51,993	55,498
Property and equipment, net	2,095	1,647
Other assets:
Deferred financing fees, net	4,119	7,334
Investment in preferred shares of affiliated company	126,663	126,042
Other	2,664	3,120

Total	$187,534	$193,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$4,500
Accounts payable	12,014	11,277
Accrued liabilities	1,892	2,033
Payables to affiliates	2,535	2,202
Deferred income taxes	1,063	—

Total current liabilities	17,504	20,012
Long-term debt	128,450	144,000
Deferred income taxes	1,820	—

Total liabilities	147,774	164,012

Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2004 and 2003	5	5
Retained earnings	45,338	35,767
Accumulated other comprehensive loss	(5,583)	(6,143)

Total stockholders’ equity	39,760	29,629

Total	$187,534	$193,641

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF OPERATIONS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Sales to affiliates	$150,087	$118,810	$133,984
Cost of sales	97,806	85,003	87,325

Gross profit	52,281	33,807	46,659
Selling, general and administrative expenses	1,736	3,155	1,522
Management fee expense to affiliate	4,099	4,519	1,800
Service fee expense to affiliate	30,606	25,215	26,725

Income from operations	15,840	918	16,612
Other income (expense):
Exchange gain (loss), net	15,125	(2,027)	(2,864)
Interest expense	(16,163)	(10,122)	—
Interest income	103	23	9
Loss on extinguishment of debt	(2,559)	—	—
Other expense	—	(555)	—
Other income	29	—	—

Income (loss) before income taxes	12,375	(11,763)	13,757
Income tax expense (benefit)	2,804	(9,499)	4,707

Net income (loss)	$9,571	$(2,264)	$9,050

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for shares)

	Years Ended December 31,

	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount

Common Stock:
Balance, beginning of year		$5		—		—
Issuance of new stock	151	—	151	$5		$—

Balance, end of year	151	5	151	5		—

Retained Earnings:
Balance, beginning of year		35,767		38,031		28,981
Net income (loss)		9,571		(2,264)		9,050

Balance, end of year		45,338		35,767		38,031

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(6,143)		(3,546)		852
Currency translation adjustments		560		(2,597)		(4,398)

Balance, end of year		(5,583)		(6,143)		(3,546)

Total Stockholders’ Equity	151	$39,760	151	$29,629		$34,485

Comprehensive Income (Loss):
Net income (loss)		$9,571		$(2,264)		$9,050
Currency translation adjustments		560		(2,597)		(4,398)

Total Comprehensive Income (Loss)		$10,131		$(4,861)		$4,652

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income (loss)	$9,571	$(2,264)	$9,050
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	210	134	94
Unrealized foreign exchange (gains) losses	(521)	8,710	309
Amortization of guarantee fee	458	294	—
Write off and amortization of deferred financing fees	3,631	702	—
Deferred income taxes	2,883	(10,676)	(70)
Changes in operating assets and liabilities:
Receivables	(140)	7	44
Inventories	(2,236)	(7,845)	5,249
Prepaid expenses and other current assets	—	361	507
Intercompany receivables and payables	(279)	13,697	(1,963)
Other assets	8	122	(26)
Accounts payable and accrued liabilities	7,027	(996)	(8,656)
Income taxes payable	3	(600)	(3,988)

Net cash provided by operating activities	20,615	1,646	550

Cash flows from investing activities:
Purchase of preferred shares of affiliate	—	(136,420)	—
Purchases of property and equipment	(643)	(150)	(356)

Net cash used in investing activities	(643)	(136,570)	(356)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	120,000	—
Proceeds from term loan	—	30,000	—
Repurchase of subordinated debt due 2011	(300)	—	—
Repayments under term loan facility	(28,500)	(1,500)	—
Payment of debt guarantee fee	—	(4,000)	—
Repayments under revolving credit facility	(52,250)	(17,000)	—
Borrowings under revolving credit facility	61,000	17,000	—
Deferred financing fees	(428)	(8,640)	—
Issuance and sale of common stock	—	5	—

Net cash (used in) provided by financing activities	(20,478)	135,865	—

Effect of exchange rate changes on cash	66	(456)	(156)

Net (decrease) increase in cash and cash equivalents	(440)	485	38
Cash and cash equivalents at beginning of year	523	38	—

Cash and cash equivalents at end of year	$83	$523	$38

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$14,380	$9,484	$—
Income taxes	$—	$—	$5,571
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
      On May 27, 2004, Vorwerk & Co. eins GmbH acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to Jafra Distribution due to the outstanding registered public debt.
      The accompanying financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 reflect the operations of Jafra Distribution including the carved-out distribution operations of Venus, for all periods presented, which are now conducted by Jafra Distribution. The carve out is shown for all periods presented, up until the purchase of the operations of Venus.
      On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into new senior credit facilities (the “Senior Credit Agreement”) and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes” and such transactions, collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “11 3/4% Notes”) of JCI and Jafra Cosmetics S.A., to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made liquidating distributions of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”
      The 10 3/4% Notes represent several obligations of Jafra Distribution and JCI. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra Distribution is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra Distribution as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2004.
      A distribution business, previously conducted by Venus, was purchased by Jafra Distribution on May 20, 2003, including the purchase of preferred stock (see Note 5) and the purchase of certain fixed assets of Venus used to conduct the on going distribution business. The assets were purchased for $2,000,000, which was equivalent to their net book value.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Cash and Cash Equivalents. Cash and cash equivalents include cash and time deposits with a maturity of three months or less when purchased.
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
      Deferred Financing Costs. In connection with the Recapitalization of Company, Jafra Distribution incurred approximately $8,640,000 of costs related to the issuance of 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August 16, 2004, the Parent and issuers entered into a Restated Credit Agreement (the “Restated Credit Agreement”). With the borrowings from the Restated Credit Agreement, Jafra Distribution paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $300,000 principal amount of the 10 3/4% Notes redeemed such notes. In connection with the full repayment of the Senior Credit Agreement and the purchase of $300,000 of the outstanding 10 3/4% Notes, Jafra Distribution wrote off approximately $2,559,000 capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying statements of operations. Jafra Distribution capitalized approximately $428,000 of costs related to the Restated Credit Agreement. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Except for the impact of translation, accumulated amortization at December 31, 2004 and 2003 was $1,071,000 and $749,000, respectively.
      Investment in Preferred Shares of Affiliated Company. On May 20, 2003, Jafra Distribution purchased 13,642 shares of Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in preferred shares of Jafra Cosmetics S.A. as an investment in affiliated company on the accompanying balance sheets. As Jafra Distribution and Jafra Cosmetics S.A. are companies under common control, except for the effect of translation, which reduced the investment by approximately $9,757,000 as of December 31, 2004, Jafra Distribution carries the investment on its balance sheet at cost.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
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
      Foreign Currency Forward Contracts. During 2004 and 2003, Jafra Distribution entered into forward contracts with Jafra Cosmetics S.A. in Mexican pesos to reduce the effect of adverse exchange rate fluctuations. As of December 31, 2004, there were no outstanding forward contracts.
      Fair Value of Financial Instruments. The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the 10 3/4% Notes at December 31, 2004 was $136,458,000 based upon discussions with one of Jafra Distribution’s largest bondholders. As Jafra Distribution’s revolving credit facility is variable rate debt, and the interest rate spread paid by Jafra Distribution is adjusted for changes in certain financial ratios of the Parent, the fair value approximated its carrying amounts at December 31, 2004.
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
      Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar. Jafra Distribution had outstanding U.S. dollar-denominated debt of $128,450,000 at December 31, 2004. This debt is remeasured at each reporting date with the impact of the remeasurement being recorded in net income (loss), subjecting Jafra Distribution to additional foreign exchange risk.
      New Accounting Standards. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for Jafra Distribution in the first quarter of 2004. The adoption of FIN 46 did not have an impact on Jafra Distribution’s financial position or results of operations as the Jafra Distribution had no variable interest entities.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” This Statement clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities . The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of Jafra Distribution.

(3)	Inventories
      Inventories consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Raw materials and supplies	$10,682	$5,578
Finished goods	18,901	21,605

Total inventories	$29,583	$27,183

(4)	Property and Equipment
      Property and equipment consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Machinery, equipment and other	$2,559	$1,898
Less accumulated depreciation	464	251

Property and equipment, net	$2,095	$1,647

(5)	Investment in Affiliated Company
      On May 20, 2003, Jafra Distribution subscribed for and purchased 2,015 shares of newly issued Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $20,150,000. Additionally, Jafra Distribution purchased 2,618, 2,387, 2,310, 2,233, and 2,079 preferred shares of Jafra Cosmetics S.A. from CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V. and CDRJ Mexico Holding Company B.V., respectively. Each share was purchased for $10,000 per share, for a total of $116,270,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000, less effects of foreign currency translation, as an investment in affiliated company on the accompanying balance sheets. Except for the effect of translation, which reduced the investment by approximately $9,757,000 as of December 31, 2004, Jafra Distribution carries the investment on its balance sheet at cost.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(6)	Accrued Liabilities
      Accrued liabilities consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Accrued interest	$1,613	$1,669
Other	279	364

Total accrued liabilities	$1,892	$2,033

(7)	Debt
      Debt consists of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Subordinated Notes, U.S. dollar-denominated, unsecured, interest payable semi-annually at 10 3/4% due in 2011	$119,700	$120,000
Revolving loan, secured, U.S. dollar-denominated, interest due in quarterly installments, interest rate at 4.5% at December 31, 2004	8,750	—
Term loan, secured, U.S. dollar-denominated, principal and interest due in quarterly installments, interest rates at 4.7% at December 31, 2003	—	28,500

Total debt	128,450	148,500
Less current maturities	—	4,500

Long-term debt	$128,450	$144,000

      Jafra Distribution’s long-term debt matures as follows (in thousands): $8,750 in 2008 and $119,700 in 2011.
      On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes due 2011, the 10 3/4% Notes, pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a senior credit agreement (the “Senior Credit Agreement”). The 10 3/4% Notes represent the several obligations of Jafra Distribution and JCI in the original amount of $120 million and $80 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.
      Jafra Distribution is an indirect wholly-owned subsidiary of the Parent and JCI is a direct wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture. The Issuers have fully and unconditionally guaranteed the obligations under the 10 3/4% Notes of the other on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing or subsequently acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis.
      On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At December 31, 2004 and 2003, approximately $2,664,000 and

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
$2,985,000, respectively, was classified as a non-current asset and the remaining unamortized amount was classified as a current asset on the accompanying balance sheets.
      The 10 3/4% Notes are unsecured and are generally not redeemable for four years from the issue date. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. Prior to May 16, 2006, the Issuers at their option may concurrently redeem the 10 3/4% Notes in an aggregate principal amount equal to up to 35% of the original aggregate principal amount of the 10 3/4% Notes, with funds in an aggregate amount not exceeding the aggregate cash proceeds of one or more equity offerings, at a redemption price of 110.75 plus accrued interest. In connection with the Acquisition, holders of $300,000 principal amount of the 10 3/4% Notes redeemed such notes and as a result, $119.7 million principal amount of the 10 3/4% Notes was outstanding at December 31, 2004.
      In addition, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60% to Jafra Distribution.
      In connection with closing the Acquisition, the Issuers, the Parent and the requisite lenders under the Issuers’ Senior Credit Agreement entered into an amendment to the Senior Credit Agreement which provided that for a period of 90 days following the closing of the Acquisition, the Acquisition would not constitute an event of default under the Credit Agreement. On August 16, 2004, prior to the expiration of the 90 day period, the Company and the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, Jafra Distribution borrowed $26,750,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.50%. As of December 31, 2004, the applicable interest rate was 4.5%, subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.
      With the borrowings from the Restated Credit Agreement, Jafra Distribution paid in full all existing amounts under the Senior Credit Agreement.
      Jafra Distribution originally capitalized approximately $8,640,000 of costs related to the issuance of the 10 3/4% Notes and the Senior Credit Agreement as deferred financing fees. In connection with the full repayment of the Senior Credit Agreement and the purchase of $300,000 of the outstanding 10 3/4% Notes, Jafra Distribution wrote off approximately $2,559,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during year ended December 31, 2004.
      Jafra Distribution capitalized approximately $428,000 of costs related to the Restated Credit Agreement. As of December 31, 2004, approximately $4,480,000 of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets (excluding translation effects). These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
      Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2004, the Parent and its subsidiaries were in compliance with all covenants.

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

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(8)	Income Taxes
      Actual income tax (benefit) expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 33% to income before income taxes in 2004 or 34% in 2003 and 35% in 2002) as a result of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Provision (benefit) for income taxes at statutory rate	$4,084	$(3,999)	$4,815
Permanent differences, principally effect of inflation upon taxable income	2,928	1,149	—
Valuation allowance	(3,063)	3,063	—
Change in net deferred income liabilities due to enactment of changes of Mexico’s future statutory rate	(749)	—	—
Other	(396)	266	(108)
Effect of carve out of Venus operations in 2003	—	(9,978)	—

Income tax expense (benefit)	$2,804	$(9,499)	$4,707

      Jafra Distribution does not file a consolidated return with Jafra Cosmetics S.A. and does not have a tax sharing agreement with Jafra Cosmetics S.A. As such, Jafra Distribution received a tax benefit related to carved out Venus income included in Jafra Distribution operations prior to the May 20, 2003 acquisition date for the related tax paid by Jafra Cosmetics S.A.
      The components of the income tax (benefit) expense are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current	$(79)	$1,177	$6,222
Deferred	2,883	(10,676)	(1,515)

Total income tax (benefit) expense	$2,804	$(9,499)	$4,707

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Deferred income tax assets:
Net operating loss carryforward	$—	$10,149
Prepaid expenses	4,002	3,446
Property and equipment	59	142
Other	8	365

Total deferred income tax assets	4,069	14,102
Less valuation allowances	—	(3,063)

Net deferred income tax assets	4,069	11,039
Deferred income tax liabilities:
Transaction and deferred financing costs	(1,153)	(1,988)
Inventories	(4,961)	(7,601)
Guarantee fee	(838)	(1,092)
Other	—	(358)

Total deferred income tax liabilities	(6,952)	(11,039)

Net deferred income tax liabilities	$(2,883)	$—

      At December 31, 2003 Jafra Distribution’s deferred income tax assets included $10,149,000 for operating loss carryforwards. Because realization was not assured, a valuation allowance of $3,063,000 was provided against the total net deferred tax asset.
      In the fourth quarter of 2004, Mexico enacted new tax legislation that provided for a reduction in the corporate statutory tax rate from 33% in 2004 under the previous legislation to 30% in 2005, 29% in 2006 and 28% in 2007 and years thereafter. As a result, Jafra Distribution’s income tax expense decreased by $749,000.
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

(9)	Related Party Transactions
      Jafra Distribution sells color cosmetics and fragrance, and in 2004, certain skin and body care products to other subsidiaries of the Parent (“affiliates”). Sales to non-Mexican affiliates, primarily in the United States and Germany were $14,391,000, $10,878,000 and $14,994,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution also purchases skin and body products from an affiliate. Purchases were $7,608,000, $14,457,000 and $12,044,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A. Sales to Jafra Cosmetics S.A. were $135,696,000, $107,932,000 and $118,990,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)
      Jafra Distribution receives administrative and certain other services from Jafra Cosmetics S.A. The cost of these services is included in service fee expense to affiliate in the accompanying statements of operations. Jafra Distribution believes the amounts are reasonable and approximate the cost of the actual services received.
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

(10)	Commitments and Contingencies
      Jafra Distribution leases warehouse facilities under operating leases which expire at various dates through 2009. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are (in thousands) as follows:

2005	$592
2006	603
2007	617
2008	633
2009	653

$3,098
      Rental expense was $546,000, $853,000 and $543,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Jafra Distribution is involved from time to time in routine legal matters incidental to its business. Jafra Distribution believes that the resolution of such matters will not have a material adverse effect on Jafra Distribution’s business, financial condition or results of operations.

(11)	Foreign Currency Forward Contracts
      Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution enters into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange gain (loss) on the accompanying statements of operations. During the years ended December 31, 2004 and 2003, Jafra Distribution recognized gains of $14,892,000 and $9,737,000, respectively, related to the remeasurement of forward contracts. There were no forward contracts outstanding at December 31, 2004. The following provides information about the details of Jafra Distribution’s forward contract as of December 31, 2003 (in thousands):

	Forward Position		Weighted
	in Mexican	Maturity	Average	Fair Value in
Foreign Currency	Pesos(1)	Date	Contract Rate	U.S. Dollars(1)

Buy US dollar/sell Mexican peso	1,677,924	3/04/04	10.43	$(3,213)

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(1)	The fair value of the forward position presented above, an unrealized gain of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in receivables from affiliates in the accompanying balance sheets.

(12)	Fourth Quarter Adjustments
      During the fourth quarter of 2003 and 2002, Jafra Cosmetics S.A. evaluated the services billed to Jafra Distribution and accordingly, Jafra Distribution recorded service fee expense of $11,196,000, $17,521,000 and $16,982,000 during the fourth quarter of 2004, 2003 and 2002, respectively. Jafra Distribution also recorded certain adjustments related to income tax (benefit) expense during the fourth quarter of 2003.

(13)	Subsequent Event (Unaudited)
      On February 17, 2005, Jafra Distribution redeemed $41,700,000 of the outstanding 10 3/4% Notes at a premium of $4,482,000. In connection with the redemption of the 10 3/4% Notes, Jafra Distribution wrote off $1,394,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution expects to report $5,876,000 as loss on extinguishment of debt during 2005.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.
      We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, S.A. de C.V. and subsidiaries (the “Company”), (as defined in note 1) an indirect, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àR.l. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jafra Cosmetics International, S.A. de C.V. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Mexico City, Mexico
March 4, 2005

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
ASSETS

	December 31,

	2004	2003

Current assets:
Cash and cash equivalents	$4,153	$5,833
Receivables, less allowance for doubtful accounts of $8,363 in 2004 and $6,987 in 2003	37,146	34,065
Receivables from affiliates	3,499	2,880
Deferred income taxes	2,435	—
Prepaid expenses and other current assets	2,272	497

Total current assets	49,505	43,275
Property and equipment, net	34,600	33,399
Goodwill	26,558	26,428
Trademarks	41,314	41,111
Other	1,520	4,083

Total	$153,497	$148,296

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,200	$4,073
Accrued liabilities	30,040	31,930
Income taxes payable	929	6,093
Payables to affiliates	32,516	24,611
Deferred income taxes	—	2,941
Other current liabilities	371	458

Total current liabilities	66,056	70,106
Deferred income taxes	10,019	12,651
Other long-term liabilities	2,664	3,209

Total liabilities	78,739	85,966
Commitments and contingencies	—	—
Stockholders’ equity:
Series B common stock, no par value; 139,373 shares authorized, Issued and outstanding in 2004 and 2003	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2004 and 2003	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	29,878	17,687
Accumulated other comprehensive loss	(9,454)	(9,691)

Total stockholders’ equity	74,758	62,330

Total	$153,497	$148,296

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Net sales	$278,419	$241,749	$251,545
Cost of sales	110,639	87,667	106,207

Gross profit	167,780	154,082	145,338
Selling, general and administrative expenses	138,318	115,864	122,936
Transaction related expenses	2,751	2,187	—
Management fee expense to affiliate	6,321	5,224	5,424
Service fee income from affiliate	(30,606)	(25,215)	(26,725)
Royalty expense to affiliates, net	21,154	18,060	19,775

Income from operations	29,842	37,962	23,928
Other expense:
Exchange loss, net	(16,224)	(9,374)	(4,320)
Interest expense	(228)	(2,099)	(5,081)
Interest income	146	270	189
Loss on extinguishment of debt	—	(1,842)	—
Other expense	(321)	(244)	(123)

Income before income taxes	13,215	24,673	14,593
Income tax expense	1,024	18,001	6,791

Net income	$12,191	$6,672	$7,802

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except for shares)

	Years Ended December 31,

	2004		2003		2002

	Shares	Amount	Shares	Amount	Shares	Amount

Series B Capital Stock:
Balance, beginning of year	139,373	—	151,000	—	151,000	—
Shares converted to Series C Preferred stock	—	—	(11,627)	—	—	—

Balance, end of year	139,373	—	139,373	—	151,000	—

Series C Preferred Stock:
Balance, beginning of year	13,642	—	—	—	—	—
Shares converted from Series B Common stock	—	—	11,627	—	—	—
Issuance of Preferred Stock	—	—	2,015	—	—	—

Balance, end of year	13,642	—	13,642	—	—	—

Additional Paid-in Capital:
Balance, beginning of year		$54,334		$34,184		$34,184
Issuance of Preferred Stock		—		20,150		—

Balance, end of year		54,334		54,334		34,184

Retained Earnings:
Balance, beginning of year		17,687		11,015		3,213
Net income		12,191		6,672		7,802

Balance, end of year		29,878		17,687		11,015

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(9,691)		(4,026)		(1,145)
Net unrealized and deferred realized (losses) gains on derivatives		(343)		(15)		3,482
Tax benefit (expense) on unrealized and deferred realized losses on derivatives		134		(235)		92
Currency translation adjustments		446		(5,415)		(6,455)

Balance, end of year		(9,454)		(9,691)		(4,026)

Total Stockholders’ Equity	153,015	$74,758	153,015	$62,330	151,000	$41,173

Comprehensive Income:
Net income		$12,191		$6,672		$7,802
Unrealized and deferred realized losses on derivatives		(353)		(119)		(446)
Reclassified to exchange loss		7		(550)		1,167
Reclassified to cost of sales		3		654		2,761
Tax benefit (expense) on unrealized and deferred realized losses on derivatives		134		(235)		92
Currency translation adjustments		446		(5,415)		(6,455)

Total Comprehensive Income		$12,428		$1,007		$4,921

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$12,191	$6,672	$7,802
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of property and equipment	—	—	(77)
Depreciation	2,451	2,106	2,027
Amortization of guarantee fee	(458)	(294)	—
Amortization and write off of deferred financing fees	—	435	776
Provision for uncollectible accounts receivable	7,691	7,601	11,033
Unrealized foreign exchange and derivative losses	1,539	3,073	4,358
Deferred realized derivative gains (losses)	—	646	181
Deferred income taxes	(8,008)	8,323	(1,359)
Changes in operating assets and liabilities:
Receivables	(10,778)	(11,164)	(14,054)
Inventories	(686)	—	—
Prepaid expenses and other current assets	109	(265)	237
Value-added tax receivables and payables	—	—	9,677
Intercompany receivables and payables	8,930	(13,492)	(9,665)
Other assets	(597)	11	1,258
Accounts payable and accrued liabilities	(6,597)	2,766	5,976
Income taxes payable	(5,124)	1,676	3,028

Net cash provided by operating activities	663	8,094	21,198

Cash flows from investing activities:
Proceeds from sale of property and equipment	—	—	225
Purchases of property and equipment	(2,765)	(5,740)	(3,768)

Net cash used in investing activities	(2,765)	(5,740)	(3,543)

Cash flows from financing activities:
Repurchase of subordinated debt due 2008	—	(30,072)	—
Repayments under term loan facility	—	(2,375)	(3,125)
Receipt of guarantee fee from affiliate	—	4,000	—
Repayments under revolving credit facility	—	—	(22,500)
Borrowings under revolving credit facility	—	—	22,500
Repayments under bank debt	—	(828)	(813)
Borrowings under bank debt	—	—	32
Sale of Series C preferred stock	—	20,150	—

Net cash used in financing activities	—	(9,125)	(3,906)

Effect of exchange rate changes on cash	422	(752)	(1,313)

Net (decrease) increase in cash and cash equivalents	(1,680)	(7,523)	12,436
Cash and cash equivalents at beginning of year	5,833	13,356	920

Cash and cash equivalents at end of year	$4,153	$5,833	$13,356

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$1,715	$4,305
Income taxes	$11,403	$5,010	$1,642
      At December 31, 2004, Jafra Cosmetics had deferred net losses of $0.1 million of foreign currency option contracts recorded as other comprehensive loss and accrued liabilities, with a related tax benefit recorded as a component of deferred taxes and other comprehensive loss. At December 31, 2003, Jafra Cosmetics S.A. had deferred net gains of $0.3 million of foreign currency option contracts recorded as other comprehensive loss and other receivables, with a related tax expense recorded as a component of deferred taxes and other comprehensive loss. At December 31, 2002, Jafra Cosmetics S.A. had deferred net gains of $0.4 million on foreign currency option contracts recorded as other comprehensive loss and other receivables.
See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Description of Business
Basis of Presentation
      Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Cosmetics S.A.”), organized under the laws of the United Mexican States, is primarily owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.), a Luxembourg société ànonyme (“Jafra S.A.”) Jafra S.A. was a wholly-owned subsidiary of CDRJ Investments (Lux) S.A., a Luxembourg société anonyme(“CDRJ”). A minority interest of Jafra Cosmetics S.A. is owned by Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”).
      On May 27, 2004, Vorwerk & Co. eins GmbH acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to Jafra Cosmetics S.A. due to the outstanding registered public debt.
      The accompanying consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002, reflect the operations of Jafra Cosmetics S.A. and its subsidiaries, excluding the carved-out distribution operations of Distribuidora Venus, S.A. de C.V. (“Venus”) (collectively, “Jafra Cosmetics S.A.”). All significant intercompany accounts and transactions between entities have been eliminated in consolidation.
      Jafra Distribution was organized under the laws of the United Mexican States in February 2003 to conduct the Parent’s distribution business in Mexico. The distribution business was previously conducted by Venus, a wholly-owned subsidiary of Jafra Cosmetics S.A. Jafra Distribution is owned by five indirect wholly-owned subsidiaries of the Parent.
      On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into new senior credit facilities (the “Senior Credit Agreement”) and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes” and such transactions collectively, the “Recapitalization”). The proceeds from the Recapitalization were used to redeem the 11 3/4% Senior Subordinated Notes due 2008 (the “11 3/4% Notes”), of JCI and Jafra Cosmetics S.A. to repay all amounts outstanding under the existing credit facilities of JCI and Jafra Cosmetics S.A. and to make certain payments to CDRJ and employees of JCI and Jafra Cosmetics S.A. The stockholders of CDRJ then resolved that CDRJ be liquidated and appointed the Parent to act as its liquidator. Thereafter, CDRJ made liquidating distributions of such proceeds to its stockholders. In connection with the liquidation of CDRJ, Jafra S.A. transferred all of its assets and liabilities, including its direct and indirect holdings of JCI, Jafra Cosmetics S.A. and Jafra Distribution to the Parent in exchange for additional shares of common stock of the Parent. Jafra Cosmetics S.A. and Jafra Distribution are collectively referred to as “Jafra Mexico.”
      Jafra Cosmetics S.A. sold its distribution business, previously conducted by Venus, a wholly-owned subsidiary, to Jafra Distribution on May 20, 2003, including the sale of preferred stock (see Note 5) and the purchase of certain fixed assets of Venus used to conduct the on going distribution business for $2,000,000, equivalent to the net book value.
      The 10 3/4% Notes represent several obligations of Jafra Distribution and JCI. Jafra Cosmetics S.A. has fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. As Jafra Cosmetics S.A. is not a consolidated subsidiary of Jafra Distribution, the Parent is filing these separate financial statements of Jafra Cosmetics S.A. in its Annual Report on Form 10-K.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Description of Business
      Jafra Cosmetics S.A. is a direct seller of skin and body care products, color cosmetics, fragrances, and other personal care products in Mexico. Jafra Cosmetics S.A. sells Jafra Brand products through a direct selling, multilevel distribution system comprised of self-employed salespersons (known as “consultants”).

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
      Deferred Financing Costs. During the year ended December 31, 2003, Jafra Cosmetics S.A. redeemed its 11 3/4% Notes and repaid the balance under its existing credit agreement and then terminated the agreement. In connection with the redemption of the 11 3/4% Notes and the termination of the agreement, Jafra Cosmetics S.A. wrote off approximately $75,000 of capitalized deferred financing fees.
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
      As a matter of policy, Jafra Cosmetics S.A. does not hold or issue foreign currency contracts for trading or speculative purposes. Under SFAS No. 133, Jafra Cosmetics S.A.’s use of foreign currency contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
derivative instruments can be deferred as a separate component of other comprehensive loss, and are recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of Jafra Cosmetics S.A.’s foreign currency forward contracts and option contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. At December 31, 2004, the carrying value of the option contracts was $1,433,000 and was included in accrued liabilities and at December 31, 2003, the carrying value of the option contracts was $440,000 and was included in current assets in the accompanying consolidated balance sheets.
      As Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution and maintains foreign currency contracts with third parties, Jafra Cosmetics S.A. entered into forward contracts with Jafra Distribution in Mexican pesos to purchase Mexican pesos and sell U.S. dollars. There were no outstanding contracts at December 31, 2004. At December 31, 2003, the fair value of these contracts was included within payables to affiliates in the accompanying consolidated balance sheets.
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
      Advertising costs. Jafra Cosmetics S.A. expenses advertising costs as incurred. Total advertising costs aggregated $226,000, $156,000 and $333,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Shipping and Handling Costs. Shipping and handling costs of $17,363,000, $15,236,000 and $17,442,000 for the years ended December 31, 2004, 2003 and 2002, respectively, were included in selling, general and administrative expenses. Jafra Cosmetics S.A. provides certain shipping and handling services to Jafra Distribution which are included in service fee income from affiliate on the accompanying consolidated statements of operations.
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
      New Accounting Standards. In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, Consolidated Financial Statements.” FIN 46 requires the consolidation of variable interest entities by the party considered to be the primary beneficiary of that entity. The FASB amended FIN 46 in December of 2003. The revised provisions of FIN 46 were effective for Jafra Cosmetics S.A. in the first quarter of 2004. The adoption of FIN 46 did not have an impact on Jafra Cosmetics S.A. financial position or results of operations as the Company had no variable interest entities.

(3)	Property and Equipment
      Property and equipment consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Land	$9,545	$9,498
Buildings and improvements	9,593	9,545
Machinery, equipment and other	24,842	21,304

	43,980	40,347
Less accumulated depreciation	9,380	6,948

Property and equipment, net	$34,600	$33,399

(4)	Goodwill and Trademarks
      Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. Jafra Cosmetics S.A. has determined trademarks have an indefinite life. The carrying value of trademarks was $41,314,000 as of December 31, 2004. The carrying value of goodwill was $26,558,000 at December 31, 2004. Except for foreign currency translation adjustments, there were no changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003.

(5)	Accrued Liabilities
      Accrued liabilities consist of the following at December 31, 2004 and 2003 (in thousands):

	2004	2003

Sales promotions, commissions and overrides	$17,918	$15,660
Compensation and other benefit accruals	5,611	3,581
State and local sales taxes and other taxes	3,328	10,424
Other	3,183	2,265

Total accrued liabilities	$30,040	$31,930

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Debt
      On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”) and entered into a senior credit agreement (the “Senior Credit Agreement”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.
      JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture. The Issuers have fully and unconditionally guaranteed of the other the obligations under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is also required to fully and unconditionally guarantee the 10 3/4% Notes jointly and severally, on a senior subordinated basis. Each existing and subsequently acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis.
      On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At December 31, 2004 and 2003, approximately $2,664,000 and $2,985,000, respectively, was classified as a non-current liability and the remaining unamortized amount was classified as a current liability on the accompanying consolidated balance sheets.
      On May 23, 2003, with the proceeds from the guarantee fee paid by Jafra Distribution, the equity contribution by Jafra Distribution (see Note 7) and available cash, Jafra Cosmetics S.A. redeemed its 11 3/4% Notes in the aggregate principal amount of $30,072,000 at a premium of approximately $1,767,000. Additionally, Jafra Cosmetics S.A. repaid $2,375,000 under its then existing credit agreement and then terminated the agreement. In connection with the redemption of the 11 3/4% Notes and the termination of the then outstanding agreement, Jafra Cosmetics S.A. wrote off approximately $75,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $1,842,000 and was recorded as loss on extinguishment of debt for the year ended December 31, 2003 on the accompanying consolidated statements of operations.

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
      Actual income tax expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 33% in 2004, 34% in 2003 and 35% in 2002 to income before income taxes) as a result of the following (in thousands):

	Years Ended December 31,

	2004	2003	2002

Provision for income taxes at statutory rate	$4,360	$8,389	$5,108
Permanent differences, principally effect of inflation upon taxable income	(669)	(1,004)	829
Change in net deferred income tax liabilities due to enactment of changes of Mexico’s future statutory rate	(1,289)	—	(1,169)
Effect of carve-out of Venus operations in 2003	—	9,978	—
Other	(1,378)	638	2,023

Income tax expense	$1,024	$18,001	$6,791

      Jafra Cosmetics S.A. does not include Jafra Distribution in its consolidated tax return and does not have a tax sharing agreement with Jafra Distribution. As such, Jafra Cosmetics S.A. recorded a tax expense related to carved-out Venus income included in Jafra Distribution operations prior to the May 20, 2003 acquisition date for the related tax paid by Jafra Cosmetics S.A.
      The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,

	2004	2003	2002

Current	$9,032	$9,678	$8,383
Deferred	(7,874)	7,428	(2,811)
Deferred allocated to other comprehensive income	(134)	895	1,219

Total deferred	(8,008)	8,323	(1,592)

Total income tax expense	$1,024	$18,001	$6,791

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of deferred income tax assets and deferred income tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003

Deferred income tax assets:
Accounts receivable	$2,515	$2,306
Net operating loss carryforward of certain subsidiaries	1,380	1,071
Asset tax credit carryforward	21	23
Accrued bonuses	—	318
Accrued sales promotions	1,514	1,658
Other accrued liabilities	3,516	2,444
Guarantee fee	838	1,092
Other	501	—

Total deferred income tax assets	10,285	8,912
Deferred income tax liabilities:
Property and equipment	(1,059)	(2,060)
Trademarks and goodwill	(11,568)	(13,156)
Prepaid purchases and expenses	(4,135)	(4,379)
Other	(1,107)	(4,909)

Total deferred income tax liabilities	(17,869)	(24,054)

Net deferred income tax liabilities	$(7,584)	$(15,592)

      At December 31, 2004 and 2003, Jafra Cosmetics S.A.’s deferred income tax assets included $1,380,000 and $1,071,000 for operating loss carryforwards. The tax loss and asset tax credit carryforwards expire in varying amounts through 2014. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax loss and credit carryforwards will be realized.
      Income tax expense for the year ended December 31, 2002 was reduced by $1,169,000 as the result of the enactment of changes in the Mexico corporate statutory tax rate and the related impact on Jafra Cosmetics S.A.’s net deferred income tax liabilities. The enactment in Mexico will reduce the Mexico corporate income tax rate annually in one-percent increments from 35% to 32% beginning January 1, 2003 through 2005. In the fourth quarter of 2004, Mexico enacted new tax legislation that provided for a reduction in the corporate statutory tax rate from 33% in 2004 under the previous legislation to 30% in 2005, 29% in 2006 and 28% in 2007 and years thereafter. As a result, Jafra Cosmetics S.A.’s income tax expense decreased by $1,289,000.
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
      Under Mexican labor laws, employees of Jafra Cosmetics S.A. are entitled to a payment when they leave Jafra Cosmetics S.A. if they have fifteen or more years of service, or with less tenure under certain conditions. In addition, Jafra Cosmetics S.A. makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $1,082,000, $1,506,000 and $1,222,000 for the years ended December 31, 2004, 2003 and 2002,

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
respectively. The total liability was approximately $1,888,000 and $1,850,000 at December 31, 2004 and 2003, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

(10)	Related Party Transactions
      Jafra Cosmetics S.A. purchases products from its Mexico affiliate, Jafra Distribution. The cost of these purchases was $45,564,000, $31,645,000 and $43,942,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Jafra Cosmetics S.A. provides certain administrative and other services to Jafra Distribution. The income from these services was included in service fee income from affiliate on the accompanying consolidated statements of income. Jafra Cosmetics S.A. believes the amounts are reasonable and approximate the value of the actual services rendered.
      In addition, Jafra Cosmetics S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliate in the accompanying consolidated statements of income. JCI charges out a portion of these management expenses to its affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. Jafra Cosmetics S.A. believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services received.
      Jafra Cosmetics S.A. charges JCI a royalty fee for the right to use the Jafra trademark in the United States and Europe. The total royalty income charged by Jafra Cosmetics S.A. to JCI was $3,214,000, $3,179,000 and $2,443,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of income.
      JCI owns the worldwide rights to its multi level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra Cosmetics S.A. a royalty fee for the use of the Jafra Way. The royalty fees charged by JCI were $24,368,000, $21,239,000 and $22,218,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and were based on a percentage of Jafra Cosmetics S.A.’s sales.

(11)	Transaction Related Expenses
      During the year ended December 31, 2004, Jafra Cosmetics S.A. incurred $2,751,000 of transaction fees related to the Acquisition, including $2,721,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and special bonus payments paid directly by the former shareholder. During the year ended December 31, 2003, Jafra Cosmetics S.A. recorded $2,187,000 of transaction expenses related to the Recapitalization. In connection with the Recapitalization, the Board of Directors authorized CDRJ to reprice all existing outstanding stock options. In order to compensate option holders for any diminished value of the outstanding options, the Board of Directors further authorized $1,309,000 in bonus payments to current option holders and special bonuses to certain members of management for contributions to completing the Recapitalization of CDRJ.

(12)	Financial Reporting for Business Segments
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

	2004		2003		2002

	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales

	(in millions)		(in millions)		(in millions)
Skin care	$35.7	13.2%	$29.8	12.6%	$29.5	12.0%
Body care and personal care	26.6	9.8	25.8	11.0	21.8	8.9
Color cosmetics	66.2	24.5	65.6	27.9	75.3	30.8
Fragrances	115.6	42.7	95.4	40.5	96.4	39.4
Other products(1)	26.6	9.8	18.8	8.0	21.8	8.9

Subtotal before shipping fees less commissions	270.7	100.0%	235.4	100.0%	244.8	100.0%

Shipping fees less commissions	7.7		6.3		6.7

Total	$278.4		$241.7		$251.5

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(13)	Commitments and Contingencies
      Jafra Cosmetics S.A. leases office facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2009. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$1,935
2006	1,591
2007	1,735
2008	1,890
2009	1,671

$8,822

      Rental expense was $948,000, $1,398,000 and $1,396,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
      Jafra Cosmetics S.A. is involved from time to time in routine legal matters incidental to its business. Jafra Cosmetics S.A. believes that the resolution of such matters will not have a material adverse effect on Jafra Cosmetics S.A.’s business, financial condition or results of operations.

(14)	Management Incentive Arrangements
      Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provided for the sale of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock to members of senior management of certain of the Parent’s subsidiaries. Four employees of Jafra Cosmetics S.A. participated in the Stock Incentive Plan. The activity

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
related to these employees’ holdings under the Stock Incentive Plan was not significant to Jafra Cosmetics S.A. Jafra Cosmetics S.A. applied APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for these options. As the options were granted with exercise prices equal to the fair value at the date of grant, no compensation expense was recognized by Jafra Cosmetics S.A. upon issuance of such options.
      Certain senior executive officers have employment agreements which provide for annual bonuses if Jafra Cosmetics S.A. and the Parent achieve the performance goals established under its annual incentive plan for executives.
Bonus Payments
      During the year ended December 31, 2004, Jafra Cosmetics S.A. expensed $2,721,000 in compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and special bonus payments paid directly by the former shareholder.
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

(15)	Foreign Currency Forward and Option Contracts
      Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, Jafra Cosmetics S.A. enters into foreign currency exchange contracts. Prior to March 2002, Jafra Cosmetics S.A. purchased forward exchange contracts (“forward contracts” or “forwards”) to hedge its foreign currency exposures to the Mexican peso. In mid-2002, in accordance with previously approved policies, Jafra Cosmetics S.A. modified its hedging program to include the use of foreign currency option contracts (“option contracts”). Jafra Cosmetics S.A. places foreign currency contracts based on its forecasted U.S. dollar cash outflows from Jafra Mexico and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, Jafra Cosmetics S.A. does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into forward contracts or option contracts, Jafra Cosmetics S.A. evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Jafra Cosmetics S.A. does not currently anticipate non-performance by such counter-parties.
      Under SFAS No. 133, Jafra Cosmetics S.A.’s use of forward contracts or option contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from such derivatives can be deferred as a separate component of other comprehensive loss, and then will be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such forward contracts or option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 or contracts to which hedge accounting is not applied are remeasured based on fair value and the gains and losses are included as a component of net income.
      Jafra Cosmetics S.A. designated certain of its contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. On the date Jafra Cosmetics S.A. entered into a derivative contract, management designated the derivative as a hedge of the identified exposure. Jafra Cosmetics S.A. formally documented all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. In this documentation, Jafra Cosmetics S.A. specifically identified the forecasted transaction that has been designated as a hedged item and states how the hedging instrument is expected to hedge the risks related to the hedged item. Jafra Cosmetics S.A. formally measures effectiveness of its hedging relationships both at the hedge inception and on an ongoing basis in accordance with its risk management policy. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative are deferred as a component of other comprehensive loss. Such amounts will be reclassified from other comprehensive loss into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are recorded by Jafra Mexico.
      During the year ended December 31, 2004, Jafra Cosmetics S.A. recognized losses of approximately $1,545,000 (including the reclassification of other comprehensive income) as a component of exchange loss on the accompanying consolidated statements of income. During the year ended December 31, 2003, Jafra Cosmetics S.A. recognized gains of approximately $789,000 on option contracts (including the reclassification of other comprehensive income) as a component of exchange loss in the accompanying consolidated statements of operations. During the year ended December 31, 2002, Jafra Cosmetics S.A. recognized losses of approximately $2,605,000 on forward contracts and gains of approximately $886,000 on option contracts (including reclassification of other comprehensive loss) as a component of exchange loss in the accompanying consolidated statements of operations.
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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At December 31, 2003, Jafra Cosmetics S.A. had $278,000 of gains on option contracts deferred as a component of other comprehensive income. During the year ended December 31, 2004, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $353,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. During the year ended December 31, 2004, approximately $7,000 of losses were reclassified from other comprehensive loss to exchange loss and approximately $3,000 of losses were reclassified as cost of sales upon the recognition of the underlying hedged exposure. Jafra Cosmetics S.A. expects substantially all of the remaining loss of approximately $65,000, deferred as a component of other comprehensive loss, to be recognized into income within the next twelve months.
      The fair value of the option contacts at December 31, 2004 represented an unrealized loss of $1,433,000, consisting of $65,000 of unrealized losses recorded as a component of other comprehensive loss for qualifying hedges and $1,368,000 of unrealized losses for contracts where hedge accounting was not applied and as such are recorded directly as a component of net income.
      The fair value of the option contracts at December 31, 2003 represented an unrealized gain of $440,000, consisting of $278,000 of unrealized gains recorded as a component of other comprehensive loss for qualifying hedges and $162,000 of unrealized gains for non-qualifying hedges under SFAS No. 133.
      During the year ended December 31, 2004 and 2003, the ineffectiveness generated by Jafra Cosmetics S.A.’s forward contracts and option contracts designated as hedges was insignificant. Certain hedged forecasted transactions do not appear probable of occurring due to timing differences between the original and current forecasts, and accordingly $66,000 of gains in 2003 were reclassified into earnings. There were no such amounts during 2004.
      The outstanding option contracts had notional values denominated in Mexican pesos of 545,000,000 and 831,000,000 in put and call positions at December 31, 2004 and 2003, respectively. The option contracts outstanding at December 31, 2004 mature at various dates through March 31, 2006 and the option contracts outstanding at December 31, 2003 mature at various dates through June 30, 2005. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of Jafra Cosmetics S.A., but are used in the calculation of cash settlements under the contracts.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following tables provide information about the details of Jafra Cosmetics S.A.’s option contracts as of December 31, 2004 and 2003 (in thousands, except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$298	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	443	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	87	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	163	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	23	Jan.-Mar. 2006

	545,000		$1,014

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$(29)	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	(131)	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	136	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	210	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	233	Jan.-Mar. 2006

	545,000		$419

At December 31, 2003:
Mexican peso	140,000	11.54-12.75	$136	Jan.-Mar. 2004
Mexican peso	170,000	12.03-12.35	127	Apr.-June 2004
Mexican peso	122,000	12.41-12.60	74	July-Sept. 2004
Mexican peso	182,000	12.24-12.38	14	Oct.-Dec. 2004
Mexican peso	85,000	12.62-12.72	76	Jan.-Mar. 2005
Mexican peso	132,000	12.50-12.60	29	Apr.-Jun. 2005

	831,000		$456

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	140,000	10.26-10.93	$(167)	Jan.-Mar. 2004
Mexican peso	170,000	10.19-12.35	(234)	Apr.-June 2004
Mexican peso	122,000	10.49-11.41	(109)	July-Sept. 2004
Mexican peso	182,000	11.09-11.22	(147)	Oct.-Dec. 2004
Mexican peso	85,000	11.44-11.53	(68)	Jan.-Mar. 2005
Mexican peso	132,000	11.34-11.41	(171)	Apr.-Jun. 2005

	831,000		$(896)

(1)	The fair value of the option contracts presented above, an unrealized loss of $1,433,000 at December 31, 2004 and unrealized gain of $440,000 at December 31, 2003, represents the carrying value and was recorded in accrued liabilities at December 31, 2004 and other receivables at December 31, 2003 in the consolidated balance sheets.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency forward contracts with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying statements of operations. During the years ended December 31, 2004 and 2003, Jafra Cosmetics S.A. recognized losses of $14,892,000 and $9,737,000, respectively, related to the remeasurement of forward contracts. There were no forward contracts outstanding at December 31, 2004. The following provides information about the details of Jafra Cosmetics S.A.’s forward contract as of December 31, 2003 (in thousands):

	Forward Position
	in Mexican	Maturity	Weighted Average	Fair Value in
Foreign Currency	Pesos(2)	Date	Contract Rate	U.S. Dollars(2)

Sell US dollar/buy Mexican peso	1,677,924	3/04/04	10.43	$3,213

(2)	The fair value of the forward position presented above, an unrealized loss of $3,213,000 at December 31, 2003, represents the carrying value of the forward contract and has been recorded in payables to affiliates in the accompanying consolidated balance sheets.

(16)	Fourth Quarter Adjustments
      During the fourth quarter of 2003 and 2002, Jafra Cosmetics S.A. evaluated the services billed to Jafra Distribution and accordingly, recorded service fee income of $11,196,000, $17,521,000 and $16,982,000 during the fourth quarter of 2004, 2003 and 2002, respectively. Jafra Cosmetics S.A. also recorded certain adjustments related to income tax expense during the fourth quarter of 2003.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT
(Information as of December 31, 2004 and 2003 and
for the Years Ended December 31, 2004, 2003 and 2002)
      Jafra Worldwide Holdings (Lux) S.àr.l., (the “Parent”) a Luxembourg societé à responsabilité limitée is a wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.) (“Jafra S.A.”).
      The accompanying financial statements for the year ended December 31, 2004 reflect the operations of the Parent. The accompanying financial statements for the year ended December 31, 2003 reflect the operations of the Parent and include the operations of CDRJ Investments (Lux) S.A. (“CDRJ”) through May 20, 2003. The accompanying financial statements for the year ended December 31, 2002 reflect the operations of CDRJ. The historical financial statements of CDRJ are equivalent to the operations of the Parent.
      The terms of the indenture governing the Company’s outstanding 10 3/4% Notes (the “Indenture”) significantly restrict the Parent and certain of its subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains or losses) accruing from October 1, 2002, plus specified other amounts. The Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Indenture) plus up to $5.0 million.
Condensed Balance Sheet Information:

	As of December 31,

	2004	2003

Assets:
Cash and other assets	$192	$—
Investment in subsidiaries	(44,583)	(55,386)

Total assets	$(44,391)	$(55,386)

Liabilities:
Payables and other liabilities	$66	$3

Total liabilities	$66	$3

Stockholders’ deficit:
Common stock	$15	$15
Retained deficit	(35,001)	(46,250)
Cumulative translation adjustment	(9,471)	(9,154)

Total Stockholders’ deficit	$(44,457)	$(55,389)

Total liabilities and deficit	$(44,391)	$(55,386)

Condensed Statements of Operations Information:

	Years Ended December 31,

	2004	2003	2002

Income:
Operating expense	$(45)	$(99)	$(28)
Equity (losses) in earnings of subsidiaries	11,294	(7,852)	18,800

Net income (loss)	$11,249	$(7,951)	$18,772

Condensed Statement of Cash Flows Information:

	Years Ended December 31,

	2004	2003	2002

Cash flows provided by (used in) operating activities:
Operating activities	$6	$(831)	$(36)
Distribution from subsidiary	—	159,781	—

Net cash provided by (used in) operating activities	6	158,950	(36)
Net cash used in investing activities	—	—	—
Cash flows used in financing activities:
Distribution to stockholders	—	(159,014)	—

Net cash used in financing activities	—	(159,014)	—
Net change in cash and cash equivalents	6	(64)	(36)
Cash and cash equivalents, beginning of the year	—	64	100

Cash and cash equivalents, end of period	$6	$—	$64

      During the year ended December 31, 2003, CDRJ made liquidating distribution of $83,570,000 of additional paid-in capital and $75,444,000 of retained earnings to its shareholders of record at May 20, 2003.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
Jafra WorldWide Holdings Lux S.àR.L. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2004	$8,233	$9,046	$7,885	$9,394
2003	8,213	8,549	8,529	8,233
2002	7,133	12,376	11,296	8,213
Inventories:
2004	$2,645	$2,458	$2,292	$2,811
2003	2,632	2,155	2,142	2,645
2002	2,801	2,630	2,799	2,632
Jafra Cosmetics International, Inc. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2004	$553	$794	$726	$621
2003	613	670	730	553
2002	523	680	590	613
Inventories:
2004	$1,418	$888	$925	$1,381
2003	1,700	1,371	1,653	1,418
2002	1,479	1,108	887	1,700
Distribuidora Comercial Jafra, S.A. de C.V.:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Inventories:
2004	$904	$1,394	$1,128	$1,170
2003	854	661	611	904
2002	1,057	1,502	1,705	854
Jafra Cosmetics International, S.A. de C.V. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2004	$6,987	$7,691	$6,315	$8,363
2003	7,161	7,601	7,775	6,987
2002	4,952	11,033	8,824	7,161

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      Under the supervision and with the participation of management, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2004, these controls and procedures are effective to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART III

Item 10.	Directors, Executive Officers and Significant Employees of the Company
      The names, ages and positions of the executive officers, significant employees and directors of the Company are set forth below.

Name	Age	Position

Ronald B. Clark	69	Chief Executive Officer; Director
Gonzalo R. Rubio	61	Chief Operating Officer; Director
Eugenio Lopez Barrios	63	President of Mexican Operations
Beatriz Gutai	45	Senior Vice President, Global Marketing & Strategic Planning
Gary Eshleman	46	Chief Financial Officer
Jörg Mittelsten Scheid	68	Director
Achim Schwanitz	62	Director
Eberhard Pothmann	61	Director
Jochen Sarrazin	62	Director
Wolfgang Bahlmann	52	Director
Ronald Weber	51	Director
      None of the Company’s directors or officers has any family relationship with any other director or officer.
      Messrs. Clark and Rubio were nominated to serve as directors and are serving in such capacity pursuant to their respective employment agreements. Messrs. Mittelsten Scheid, Schwanitz, Pothmann, Sarrazin and Bahlmann are principals of Vorwerk. Mr. Weber was nominated and selected by Vorwerk. Other than as described above, none of the Company’s directors are currently serving as such pursuant to an arrangement or understanding between such director and any other person or entity.

      The business experience during the past five years (and beyond, in some instances) of each of the directors and executive officers listed above is as follows:
      Ronald B. Clark has served as a director and Chief Executive Officer since joining Jafra in May of 1998. From 1997 to 1998, Mr. Clark served as President of Richmont Europe (Mary Kay Holding Company). Mr. Clark joined Mary Kay in 1992 as President, Mary Kay Europe. Before joining Mary Kay, Mr. Clark spent two years as Executive Vice President of Primerica Corp., 4 years as President of Jafra Cosmetics International, Inc. and 6 years as Vice President of Avon Products, Inc. He joined Avon Products, Inc. in 1959.
      Gonzalo R. Rubio has served as a director and Chief Operating Officer since joining Jafra in May of 1998. From 1992 to 1997, Mr. Rubio served first as an Area Vice President and later President of the European operations of Mary Kay Inc. Before joining Mary Kay, Mr. Rubio was employed by Avon Products, Inc. where he spent five years as Area Director for Europe, two years as International Operations Director and five years as Area Director for Latin America. He joined Avon Products, Inc. in 1970.
      Eugenio Lopez Barrios has served as President of Mexican Operations since joining Jafra in June of 1998. Prior to joining Jafra, Mr. Lopez was president of Mary Kay Mexico from 1993 to 1998. Before joining Mary Kay, Mr. Lopez spent 30 years with Avon Products, Inc. where he served from 1959 to 1989 in a series of different positions ending as Vice President of Sales of Avon Mexico. He retired for a couple of years and then from 1991 to 1993 he joined Avon again, this time as General Manager of Avon Products Ecudor.
      Gary L. Eshleman has served as Chief Financial Officer since October 2004. From April 2000 to October 2004, he served as Vice President & Treasurer. Prior to that time, and since joining Jafra in September of 1998, Mr. Eshleman served as Director of Treasury. Prior to joining Jafra, Mr. Eshleman held financial positions with various companies including: L.A. Gear from 1992 to 1998, Griffin Homes from 1989 to 1992, Marriot/Host International from 1986 to 1989, and Hughes Aircraft Company from 1984 to 1986.
      Beatriz Gutai has served as President of Jafra Europe since September of 2004. From September of 2000 until September of 2004, she served as General Manager of the Hispanic Division of United States Operations. Prior to that time, Ms. Gutai, served as Vice President of Sales for the Hispanic Division and in various sales and management positions since joining Jafra in 1982.
      Werner Jörg Mittelsten Scheid has served as a director of Jafra since May of 2004. Since December of 1992, Dr. Mittelsten Scheid has been a member of EuroBoard SC Johnson, serving as Chairman since November 2001. From April 1999 to January 2003 he served as a member of the supervisory board of Hubertus Benteler AG. From 1971 to 2003, he was member of Group Advisory Board of Barmenia Versicherung. From May 1997 to June 2003 he served as a member of Advisory Board of Investitions — Bank NRW. From March of 1988 to February 2001, Dr. Mittelsten Scheid served as Vice President of the German Association of the Chambers of Commerce and Industry. From June of 1998 to December 2001 he also served as President of Eurochambers. Dr. Mittelsten Scheid has served as General Partner of Vorwerk International Mittelsten Scheid & Co. since September of 2001. Since February of 1987, he has served as a director of Vorwerk & Co. Interholding GmbH. Since 1973, Dr. Mittelsten Scheid has been a member of Group Advisory Board of Commerzbank AG. He has been a General Partner of Vorwerk & Co. KG since 1995.
      Eberhard Pothmann has served as a director of Jafra since May of 2004. Mr. Pothmann has served as a member of the Executive Board of Vescore Solutions, AG, since November of 2001. Since June of 1996, he has been a director of August Mittelsten Scheid & Sohne GmbH and Vorwerk Household Appliances Co., Ltd. Since December 1991, Mr. Pothmann has been a member of the Advisory Board of Akf Bank GmbH & Co. KG and Akf Leasing GmbH & Co. KG serving as chairman since January of 2005. Mr. Pothmann is currently the Executive Vice President and Chief Financial Officer of Vorwerk & Co. KG. He has had two separate tenures in this capacity since 1985.
      Jochen Walter Julius Alfred Sarrazin has served as a director since May of 2004. Since 2002, Mr. Sarrazin has served as Senior Vice-President Corporate Controling of Vorwerk & Co. KG. Since 1995, he has also served as a director of Vorwerk U.S.A. Inc. Mr. Sarrazin has been General Manager of Vorwerk International Mittelsten Scheid & Co. since 1992.

      Wolfgang Antonius Bahlmann has served as a director since joining Jafra in May of 2004. Since January 1996, Mr. Bahlmann has served as Executive Vice President & Chief Human Resources Officer in Vorwerk & Co. KG and Chairman of the Administrative Board of Vorwerk & Co. Medical Aid.
      Achim Kurt Schwanitz has served as a director since joining Jafra in May of 2004. Since October of 2000, Mr. Schwanitz has served as director of Vorwerk U.S.A., Inc. Since April of 1997, Mr. Schwanitz has served as General Partner of Vorwerk Folletto s.a.s. di Achim Schwanitz and Co. Since 1995, he also has served as director of Vorwerk & Co. Interholding GmbH. He has been a General Partner of Vorwerk & Co. KG since 1995.
      Ronald Francis Weber has served as a director since joining Jafra in November 2004. Since 1988, he has served as founding partner and director of Fiduciaire Weber & Bontemps, société a responsabilité limiteé.
      At present, all directors will hold office until their successors are elected and qualified, or until their earlier removal or resignation.
Corporate Governance
      The Company has not adopted a written code of ethics. The Company intends to adopt a written code of ethics when required by law. The Company’s ultimate parent is currently controlled by a single shareholder, Vorwerk & Co eins GmbH, which owns most of the Company’s ultimate parent outstanding equity securities. Five principals of Vorwerk & Co eins GmbH currently serve as members of the Company’s board of directors.
      The Company’s Audit Committee consists of Ronald B. Clark, Eberhard Pothmann, and Jochen Sarrazin. Because the Company does not currently have outstanding equity securities listed on an exchange or automated quotation system, it is not required to have designated an audit committee financial expert. Therefore, the Company has not made an assessment as to whether any member of the Audit Committee qualifies as a financial expert.

Item 11.	Executive Compensation
Compensation Of Executive Officers
      The following table sets forth the compensation earned by the Company’s Chief Executive Officer, the four additional most highly compensated executive officers of the Company and two additional individuals who would have been included but who departed the Company during 2004 (each, a “named executive officer”) for each of the last three fiscal years.
Summary Compensation Table

				All Other
				Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(2)	($)(3)

Ronald B. Clark	2004	$714,662	$788,910	$35,733
Chief Executive Officer and	2003	699,386	3,220,264	34,969
Director	2002	674,848	370,319	53,184
Gonzalo R. Rubio	2004	595,557	718,245	47,435
Chief Operating Officer and	2003	582,807	3,149,620	44,570
Director	2002	562,358	308,591	44,446
Eugenio Lopez Barrios	2004	483,674	335,256	27,962
President of Mexican Operations and	2003	473,372	1,326,148	26,877
Director	2002	458,318	300,083	25,711
Beatriz Gutai	2004	219,306	192,750	39,897
President of Jafra Europe and	2003	170,926	124,395	21,452
Director	2002	156,677	22,838	8,976
Gary Eshleman	2004	198,179	129,000	11,630
Chief Financial Officer and	2003	151,134	103,157	9,732
Director	2002	145,814	21,000	8,340
Ralph S. Mason, III(1)	2004	307,842	909,168	—
Former Vice Chairman, Executive	2003	524,556	2,618,504	—
Vice President and General Counsel	2002	506,148	277,746	6,616
Michael A. DiGregorio(1)	2004	430,001	1,529,700	23,464
Former Senior Vice President and	2003	397,223	1,041,477	32,404
Chief Financial Officer	2002	337,877	185,182	35,714

(1)	Mr. Mason’s employment with the Company terminated effective July 8, 2004; and Mr. DiGregorio’s employment with the Company terminated effective August 2004.

(2)	Bonus amounts for 2004 include amounts paid directly to the employee from the former primary shareholder. Bonus amounts for 2003 include special one-time payments to option holders in connection with the Recapitalization.

(3)	Amounts shown in this column primarily constitute the Company’s contributions under its 401(k) and Supplemental Savings Plans, and, reimbursement of certain relocation and automobile expenses.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year-End Option Values
      The following table sets forth information on option exercises with respect to the Company’s common stock in fiscal 2004 by each of the named executive officers and the values of each of such officer’s unexercised options at December 31, 2004. All outstanding options were purchased and cancelled by the former primary shareholder prior to the Acquisition. There were no stock appreciation rights for the named executive officers exercised or outstanding.

	Number of		Number of Securities		Value of Unexercised
	Securities		Underlying Unexercised		In-The-Money Options at
	Underlying		Options at Fiscal Year-End		Fiscal Year-End
	Options	Value
Name	Exercised	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Ronald B. Clark	18,328	$4,799,869	—	—	$—	$—
Gonzalo R. Rubio	18,328	4,799,869	—	—	—	—
Eugenio Lopez Barrios	6,952	1,820,640	—	—	—	—
Beatriz Gutai	—	—	—	—	—	—
Gary Eshleman	—	—	—	—	—	—
Ralph S. Mason, III	14,536	3,806,792	—	—	—	—
Michael A. DiGregorio	4,740	1,185,868	—	—	—	—
Compensation Of Directors
      During 2004 and prior to the Acquisition, each of the Company’s non-employee and non-CD&R directors received a retainer of $10,000 per quarter for serving on the Board of Directors of the Company and was reimbursed for his or her out-of-pocket expenses incurred in connection with attending board meetings. In addition, during 2004, each non-employee and non-CD&R director also received a one time special bonus of $50,000 as an acknowledgment of his or her efforts prior to and in connection with the Acquisition.
      Since the Acquisition, members of the Board do not receive any additional compensation for their services in such capacity. The Company’s current non-employee independent director is a partner in the firm of Weber & Bontemps of 6 place de Nancy, L-2212 Luxembourg. During 2004, Weber & Bontemps received approximately $14,000 for tax consulting, bookkeeping and administrative services of the Company.
Employment Agreements
      In 1998, Messrs. Clark, Rubio and Lopez Barrios entered into employment agreements with the Company’s predecessor. The employment agreements were assumed by the Company and have a continuous “rolling” term of two years. Pursuant to their respective agreements, as of their 2004 anniversary dates, Messrs. Clark, Rubio and Lopez Barrios receive annual base salaries of $719,065, $599,205 and $482,359, respectively. Under the employment agreements, the board will review the base salary annually and, in its sole discretion, may increase (but not decrease) such base salary from time to time based upon, among other things, the performance of the executive and prevailing industry salary levels; provided that the executives’ base salary will be automatically increased on each anniversary date by an amount equal to the average increase in the consumer price index during the immediately preceding twelve month period, as reported in the Wall Street Journal. The employment agreements provide for a target annual bonus equal to 60% of annual base salary if the Company achieves the performance goals established under its annual incentive plan for executives. The executives may receive a larger bonus if such goals are exceeded. The employment agreements further provide that if the Company terminates any such named executive officer’s employment without “cause” (as defined in the employment agreement) or any such executive terminates his employment for “good reason” (as so defined), the officer will be entitled to continued payments of his base salary for the remaining term of his employment agreement and to payment of a pro rata annual bonus for the year of termination provided that the Company achieve the performance objectives established under the Company’s annual incentive plan applicable for such year. Each of the employment agreements also contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation. The employment agreements for Messrs. Clark and Rubio each provide that the Company will use its reasonable best efforts to cause each such executive to be nominated and elected to serve as a member of the Company’s board of directors during his term of employment. If the Company does not submit Mr. Clark’s or Mr. Rubio’s name to the Company’s shareholders for election to the board of directors, or if the Company otherwise fails to meet its obligation, both Messrs. Clark and Rubio will be entitled to terminate their employment for “good reason” pursuant to their employment agreements.
      JCI entered into employment agreements with Ms. Gutai and Mr. Eshleman on November 11, 2004. Pursuant to their respective agreements, Ms. Gutai and Mr. Eshleman receive annual base salaries of $250,000, and $240,000, respectively. The employment agreements provide that if the Company terminates the employment of either Ms. Gutai or Mr. Eshleman, without “cause” (as defined in the employment agreement), they will be entitled to continued payments of base salary for periods of 18 and 12 months, respectively.
Separation Agreement
      On October 15, 2004, the Company entered into a separation agreement with Mr. DiGregorio pursuant to which Mr. DiGregorio provided the Company with a general release of claims in exchange for certain severance benefits Mr. DiGregorio was entitled to receive under the terms of his employment agreement.
Compensation Committee Interlocks and Insider Participation
      The Company does not currently have a Compensation Committee. No current or former officers or employees of the Company participated in deliberations of the Board of Directors concerning executive officer compensation. No members of the Compensation Committee during 2004 were employees or former employees of the Company or any of its subsidiaries. During 2004, no executive officer of the Company served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.
      Prior to the Acquisition, the Compensation Committee of the Board of Directors consisted of Kenneth D. Taylor, Thomas E. Ireland and Siri Marshall. Mr. Ireland is a principal of CD&R, a limited partner of Associates V (the general partner of CD&R Fund V) and a shareholder and a director of Investment Associates II (a general partner of Associates). Pursuant to a consulting agreement that was terminated on May 27, 2004, CD&R received a fee for advisory, management consulting and monitoring services to the Company in the amount of approximately $0.4 million in 2004. As required by the terms of the Company’s prior lending arrangements, such fees were determined by arm’s-length negotiation and are believed by the Company to be reasonable. Parent also agreed to indemnify the members of the board employed by CD&R and CD&R against liabilities incurred under securities laws, liabilities to third parties, and liabilities relating to the provision by CD&R of advisory management, consulting and monitoring services.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Parent owns, indirectly, all of the outstanding capital stock of JCI, Jafra Distribution and Jafra Cosmetics S.A. The Parent is a wholly-owned subsidiary of Jafra S.A. The table below sets forth, as of March 15, 2005, the beneficial ownership of owners of 5% or more of Jafra S.A. Common Stock. There are no directors or named executives who own Common Stock of Jafra S.A.

	Number of	Percent of
Name and Address of Beneficial Owner(1)	Shares	Class(2)

Vorwerk(3)	828,412	99.99

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has the right to acquire beneficial ownership of within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. Vorwerk has sole voting and investment power as to its shares.

(2)	Based upon 828,413 shares of common stock outstanding as of March 15, 2005.

(3)	Address for Vorwerk is Muhlenweg 17-37, D-42270 Wuppertal Germany.

Item 13.	Certain Relationships and Related Transactions
Investment Funds Managed by Clayton, Dubilier & Rice, Inc.
      Overview. CD&R Fund V was the largest stockholder of Jafra S.A. prior to the Acquisition. CD&R Fund V is a private investment fund managed by CD&R. During 2004, the general partner of CD&R Fund V was Associates V, and the general partners of Associates V were Investment Associates II, CD&R Investment Associates, Inc. and CD&R Cayman Investment Associates, Inc. Each of Mr. Gogel, who is President, Chief Executive Officer and a director of CD&R; President, Chief Executive Officer, and a shareholder and a director of Investment Associates II; and a limited partner of Associates V, Mr. Ireland, who is a principal of CD&R, a limited partner of Associates V and a shareholder and a director of Investment Associates II, and Mr. Novak, who is a principal of CD&R, a limited partner of Associates V, and a shareholder and a director of Investment Associates II, were directors of Jafra S.A. during 2004.
      Consulting Agreement. During 2004, CD&R received a fee (and reimbursements of out-of-pocket expenses) totaling approximately $0.4 million for providing advisory, management and monitoring services pursuant to a consulting agreement entered into at the closing of the acquisition of the Company by CD&R Fund V in 1998.
Agreements with Management
      Management Stock Subscription Agreements. During 2004, Jafra S.A. maintained management stock subscription agreements with each of its former management shareholders. Under the management stock subscription agreements, the Jafra S.A. had the right to repurchase the shares of any terminated employee within certain time periods following the effective date of such employee’s termination.
      In February 2004, in accordance with the terms of the management stock subscription agreement entered into by CDRJ Investments (Lux) S.A. — and later assumed by Jafra S.A. — and Ademar Serodio, a former member of management, Jafra S.A. repurchased all of Mr. Serodio’s common stock, consisting of 3,476 shares for $0.5 million. Simultaneously, JCI repurchased Mr. Serodio’s 5,463 vested stock options for $0.4 million in accordance with the terms of the management stock option agreement between JCI and Mr. Serodio.

Item 14.	Principal Accounting Fees and Services
      Audit Fees. The Company’s principal accountant, Ernst & Young, LLP, billed approximately $850,000 and $1,059,000 for audit services including the annual audit of the financial statements, the reviews of quarterly reports, statutory reports required internationally and assistance with and review of documents filed with the SEC for 2004 and 2003, respectively.
      Audit-Related Fees. The Company’s principal accountant billed approximately $822,000 and $225,000 for audit-related fees for the year ended December 31, 2004 and 2003. These fees primarily related to professional services related to due diligence in connection with contemplated transactions not completed.
      Tax Fees. The Company’s principal accountant billed $72,000 related to tax compliance and tax planning services for the year ended December 31, 2004. The Company’s principal accountant did not bill any fees for tax compliance or tax planning services for the year ended December 31, 2003.
      All Other Fees. The Company’s principal accountant did not bill any fees for other services during the last two fiscal years.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (1) Financial Statements. Reference is made to the Index to Financial Statements and Schedules of the Company on page 45 of this Annual Report on Form 10-K.
      (2) Financial Statement Schedules. Reference is made to the Index to Financial Statements and Financial Statement Schedules of the Company on page 45 of this Annual Report on Form 10-K. See also the following financial statement schedules which should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

      (3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998	S-4	333-62989	3.2	September 4, 1998
3.2	Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ Acquisition Corporation, dated April 30, 1998	S-4	333-62989	3.3	September 4, 1998
3.3	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998	S-4	333-62989	3.4	September 4, 1998
3.4	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English	S-4	333-62989	3.5	September 4, 1998
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English	S-4/ A	333-62989	3.7	October 27, 1998
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English	S-4/ A	333-62989	3.9	October 27, 1998
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Quali fax, S.A. de C.V., together with a unofficial summary thereof in English	S-4/ A	333-62989	3.10	October 27, 1998
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English	S-4/ A	333-62989	3.11	October 27, 1998

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.9	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos y Fragancias, S.A. de C.V., together with an unofficial summary thereof in English	10-K	333-106666	3.10	April 2, 2001
3.10	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.	10-K	333-106666	3.12	March 30, 2000
3.11	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof	10-Q	333-106666	3.1	August 14, 2000
3.12	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.	10-K	333-106666	3.11	April 2, 2001
3.13	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Servi day S.A. de C.V.	10-Q	333-106666	3.1	August 14, 2001
3.14	Deed of Incorporation (acta constitutiva) and current by-laws (estatutos sociales) of Distribuidora Comercial Jafra S.A. de C.V., together with an unofficial summary thereof in English, dated February 26, 2003	10-Q	333-106666	3.15	May 8, 2003
3.15	Articles of Association of Jafra Worldwide Holdings (Lux) S. àr.l., together with an unofficial summary thereof in English, dated February 24, 2003	10-Q	333-106666	3.16	May 8, 2003
3.16	Amendment, dated May 20, 2003 of Jafra Cosmetics International, S.A. de C.V.’s by-laws providing for preferred shares, translation in English	S-4/A	333-106666	3.16	August 14, 2003

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.17	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales)of Jafra Fin, S.A. de C.V., translation in English	S-4/A	333-106666	3.17	August 14, 2003
4.1	Credit Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and Jafra Worldwide Holdings (Lux) S.àr.l., the lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent	S-4	333-106666	4.1	June 30, 2003
4.2	Amendment No. 1, dated as of June 25, 2003, to the Credit Agreement, dated as of May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S. àr.l., and Credit Suisse First Boston.	10-K	333-106666	4.2	March 30, 2004
4.3	Indemnity, Subrogation and Contribution Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A, de C.V., each Subsidiary of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.2	June 30, 2003
4.4	JCI Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, Inc. and Credit Suisse First Boston	S-4	333-106666	4.3	June 30, 2003
4.5	DCJ Guarantee Agreement, dated May 20, 2003, between Distribuidora Comercial, Jafra, S.A. de C.V. and Credit Suisse First Boston	S-4	333-106666	4.4	June 30, 2003
4.6	Mexican Subsidiary Guarantee Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., and each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. or Distribuidora Comercial Jafra, S.A. de C.V. listed on Schedule I thereto	S-4	333-106666	4.5	June 30, 2003
4.7	Parent Guarantee Agreement, dated May 20, 2003, between Jafra Worldwide Holdings (Lux) S.àr.l. and Credit Suisse First Boston	S-4	333-106666	4.6	June 30, 2003

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

4.8	Mexican Pledge Agreement, dated May 20, 2003, among CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings B.V., CDRJ Mexico Holding Company B.V. and Credit Suisse First Boston	S-4	333-106666	4.7	June 30, 2003
4.9	Pledge Agreement, dated May 20, 2003 among Jafra Cosmetics International, Inc. and each of the subsidiaries of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.8	June 30, 2003
4.10	Security Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., each subsidiary of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.9	June 30, 2003
4.11	Mexican Security Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A. de C.V., Dirsamex, S.A. de C.V., Serviday, S.A. de C.V., Jafra Fin, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., and Cosmeticos y Fragancias, S.A. de C.V., translation in English	S-4/A	333-106666	4.10	August 14, 2003
4.12	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated May 19, 2003, from Jafra Cosmetics International, Inc. to Title Serv Agency, Inc., as trustee for the benefit of Credit Suisse First Boston	S-4	333-106666	4.11	June 30, 2003
4.13	Notarial Deed of Pledge, dated May 20, 2003, with respect to the pledge to Credit Suisse First Boston of 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafr Cosmetics International, Inc	S-4	333-106666	4.12	June 30, 2003
4.14	Notarial Deed of Pledge, dated May 20, 2003, with respect to the third party pledge to Credit Suisse First Boston of 40 ordinary shares of the capital stock of CDRJ Latin America Holding Company B.V. by CDRJ North Atlantic (Lux) S.àr.l.	S-4	333-106666	4.12	June 30, 2003

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

4.15	Indenture, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A. and U.S. Bank National Association	S-4	333-106666	4.14	June 30, 2003
4.16	First Supplemental Indenture, dated as of May 20, 2003, by and among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., Dirsamex, S.A.de C.V., Distribuidora Venus, S.A. de C.V., Serviday, S.A. de C.V., Cosmeticos y Fragancias, S.A. de C.V., Jafra Cosmetics S. A. de C.V., Jafra Fin S.A. de C.V., Jafra Cosmetics International, Inc. and U.S. Bank National Association	S-4	333-106666	4.15	June 30, 2003
4.17	Registration Rights Agreement, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A. and the Initial Purchasers.	S-4	333-106666	4.16	June 30, 2003
4.18	Form of Global Note	S-4	333-106666	4.19	June 30, 2003
4.19	Amendment No. 2, dated as of May 27, 2004, to the Credit Agreement, dated as of May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., certain Lenders thereunder and Credit Suisse First Boston.	8-K	333-106666	4.1	May 28, 2005
4.20	Restated Credit Agreement, dated as of August 16, 2004, among the Borrowers, the Company, the Lenders thereto, the Issuing Bank, The Bank of New York, as administrative agent and collateral agent for the Lenders.	8-K	333-106666	10.1	August 19, 2005
10.1	Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, as adopted September 3, 1998.*	S-4/A	333-62989	10.4	October 27, 1998
10.2	CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement.*	S-4/A	333-62989	10.5	October 27, 1998

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.3	Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics International, Inc.	S-4/A	333-62989	10.6	October 27, 1998
10.4	Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto.	S-4	333-62989	10.7	September 4, 1998
10.5	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement.*	S-4/A	333-62989	10.8	October 27, 1998
10.6	CDRJ Investments (Lux) S.A. Form of Individual Investor Stock Subscription Agreement.*	S-4/A	333-62989	10.9	October 27, 1998
10.7	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998.*	10-Q	333-62989	10.4	May 17, 1999
10.8	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999.*	10-Q	333-106666	10.2	May 17, 1999
10.9	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999	8-K	333-106666	10.1	June 25, 1999
10.10	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999	8-K	333-106666	10.2	June 25, 1999
10.11	Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999.	8-K	333-106666	10.3	June 25, 1999
10.12	Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999.	8-K	333-106666	10.4	June 25, 1999
10.13	Sale Agreement, dated as of September 29, 1999, between the Jafra Cosmetics International Inc. and Towns gate Road LLC.	10-Q	333-106666	10.1	November 12, 1999
10.14	Sale Agreement, dated as of October 15, 1999, between the Jafra Cosmetics International Inc. and Selv in Properties.	10-Q	333-106666	10.2	November 12, 1999

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.15	Trust Agreement dated May 20, 1999, by and between Jafra Cosmetics International, Inc. and Scudder Trust Company.	10-K	333-106666	10.20	March 30, 2000
10.16	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan.*	10-K	333-106666	10.22	April 2, 2001
10.17	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement, as amended.*	10-K	333-106666	10.23	April 2, 2001
10.18	Administrative Services Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.	S-4	333-106666	10.21	June 30, 2003
10.19	Assignment Assumption and Liquidator Agreement, dated May 20, 2003, between CDRJ North Atlantic (Lux) Sàr.l and Jafra Worldwide Holdings (Lux) S.àr.l.	S-4	333-106666	10.22	June 30, 2003
10.20	Amended and Restated Indemnification Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l., Jafra Worldwide Holdings (Lux) S.àr.l., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CD&R Fund V and Clayton, Dubilier & Rice, Inc.	S-4	333-106666	10.23	June 30, 2003
10.21	Second Amended and Restated Consulting Services Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l., Jafra Worldwide Holdings (Lux) S.àr.l., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V. and CD&R	S-4	333-106666	10.24	June 30, 2003

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.22	Stock Purchase Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CDRJ Latin American Holding Company B.V, Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings, B.V. and CDRJ Mexico Holdings Company, B.V	S-4	333-106666	10.25	June 30, 2003
10.23	Stock Subscription and Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V	S-4	333-106666	10.26	June 30, 2003
10.24	Purchase and Sale Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.	S-4	333-106666	10.27	June 30, 2003
10.25	Registration and Participation Agreement, dated May 20, 2003, among CDRJ North Atlantic (Lux) S.àr.l. and Clayton, Dubilier & Rice Fund V Limited Partnership and other parties thereto	S-4	333-106666	10.28	June 30, 2003
10.26	Form of Contribution Agreement and Power of Attorney, among CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux)S.àr.l., and the stockholders of CDRJ Investments (Lux) S.A.	S-4	333-106666	10.29	June 30, 2003
10.27	Form of Consent to Assignment of Stock Subscription Agreement, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) Sàr.l. and the stockholders of CDRJ Investments (Lux) S.A.*	S-4	333-106666	10.30	June 30, 2003
10.28	Form of Consent to Assignment, Assumption and Novation of Employment Agreement, between CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) Sàr.l., Jafra Cosmetics International, Inc. and certain executives party to employment agreements pursuant to which such executives are employed by Jafra Cosmetics International, Inc.*	S-4	333-106666	10.31	June 30, 2003
10.29	Form of Amendment to Management Stock Option Agreement.*	S-4/A	333-106666	10.35	August 14, 2003

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.30	Purchase Agreement, dated as of May 2, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux)S.àr.l., CDRJ Investments (Lux) S.A.	S-4	333-106666	10.36	June 30, 2003
10.31	Exchange Agreement among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and U.S. Bank National Association	10-K	333-106666	10.1	November 13, 2003
10.32	Stock Subscription Agreement, dated April 30, 1998, between CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice V Limited Partnership	10-K	333-106666	10.32	March 30, 2004
10.33	Amendment to Employment Agreement of Michael DiGregorio, between Michael DiGregorio, Jafra Worldwide Holdings (Lux) S.àr.l. and Jafra Cosmetics International, Inc., dated as of February 26, 2004.*	10-K	333-106666	10.33	March 30, 2004
10.34	Redemption Agreement, dated February 13, 2004, between Ademar Serodio and CDRJ North Atlantic (Lux) S.àr.l	10-K	333-106666	10.34	March 30, 2004
10.35	Transfer of Option Agreement, dated February 13, 2004, by Ademar Serodio,	10-K	333-106666	10.35	March 30, 2004
10.36	Employment Agreement, dated April 30, 1998, between Ronald B. Clark and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.36	March 30, 2004
10.37	Employment Agreement, dated June 1, 1998, between Michael DiGregorio and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.37	March 30, 2004
10.38	Addendum to Employment Agreement, dated June 4, 1999, among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Michael DiGregorio.*	10-K	333-106666	10.38	March 30, 2004
10.39	Employment Agreement, dated June 1, 1998, between Jaime Lopez Guirao and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.39	March 30, 2004
10.40	Employment Agreement, dated April 30, 1998, between Ralph S. Mason, III and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.40	March 30, 2004
10.41	Employment Agreement, dated April 30, 1998, between Gonzalo Rubio and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.41	March 30, 2004

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.42	Confidential General Release and Separation Agreement, dated as of March 2, 2004, between Jaime Lopez Guirao, CDRJ North Atlantic (Lux) S.àr.l. and Jafra Cosmetics International, Inc.*	10-K	333-106666	10.42	March 30, 2004
10.43	Assignment, Assumption and Consent Agreement, dated February 6, 2004, among Michael DiGregorio, Dale Martin, Jr., as trustee, and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.42	March 30, 2004
10.44	Stock Purchase Agreement, dated as of March 29, 2004, among Vorwerk & Co. eins GmbH, CDRJ North Atlantic (Lux) S.àr.l. and the stockholders of CDRJ Investments (Lux) S.A., the indirect owners of CDRJ North Atlantic (Lux) S.àr.l.	10-Q	333-106666	10.1	May 14, 2004
10.45	Employment Agreement with Gary Eshleman, effective October 1, 2004.*	8-K	333-106666	10.1	January 28, 2005
10.46	Employment Agreement with Beatriz Gutai, effective October 1, 2004.*				Filed herewith
21.1	Subsidiaries of the registrant				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer				Filed herewith
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

*	Indicates a management contract or compensatory plan.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jafra Worldwide Holdings (Lux) S.àR.L

By:	/s/ Ronald B. Clark

Name: Ronald B. Clark

Title:	Chief Executive Officer and

Director
Date March 31, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald B. Clark Ronald B. Clark	Chief Executive Officer and Director (Principal executive officer)	March 31, 2005

/s/ Gary L. Eshleman Gary L. Eshleman	Vice President and Chief Financial Officer (Principal financial officer, Principal accounting officer)	March 31, 2005

/s/ Gonzalo Rubio Gonzalo Rubio	Director	March 31, 2005

/s/ Jörg Mittelsten Scheid Jorg Mittelsten Scheid	Director	March 31, 2005

/s/ Achim Schwanitz Achim Schwanitz	Director	March 31, 2005

/s/ Eberhard Pothmann Eberhard Pothmann	Director	March 31, 2005

/s/ Wolfgang Bahlmann Wolfgang Bahlmann	Director	March 31, 2005

/s/ Jochen Sarrazin Jochen Sarrazin	Director	March 31, 2005

/s/ Ronald Weber Ronald Weber	Director	March 31, 2005