Form 10-K/A
period 2004-12-31
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2005-04-22
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number 333-106666

Jafra Worldwide Holdings (Lux), S.àR.L.

(Exact name of Registrant as specified in its charter)

Luxembourg	98-0399297
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
Incorporation or organization)

382-386 Route de Longwy
L-2212 Luxembourg
Luxembourg
(352) 226027
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑   No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐   No☑

     The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.

     As of March 15, 2005 the registrant had outstanding 316,420 shares of common stock, par value $100.00 per share.

Documents Incorporated by Reference
None

PART I
Item 1. Business
PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE

Jafra Worldwide Holdings (Lux) S.àR.l. is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) solely for the purpose of correcting a typographical error in Part I, Item 1 in its Form 10-K for the fiscal year ended December 31, 2004, previously filed with the Securities and Exchange Commission on March 31, 2005 (the “Original Filing”). Specifically, the dollar amount “$172 million” appearing in the fourth paragraph of Part I, Item 1 is being deleted in its entirety and replaced by the dollar amount “$130 million”. Item 15 of Part IV is also being amended to reflect the inclusion of updated certifications pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended. This Amendment does not reflect events occurring after the filing of the Original Filing and, except for the above described amendments and updated certifications, does not modify or update other disclosures in, or exhibits to, the Original Filing.

Item 1 of Part I and Item 15 of Part IV are hereby amended and restated in their entireties as follows:

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

     The Parent agreed to file periodic reports with the Securities and Exchange Commission (“SEC”) in connection with the issuance in May 2003 of $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes”) by its subsidiaries Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “issuers), so long as the 10 3/4% Notes are outstanding. The 10 3/4% Notes, of which approximately $130 million principal amounts are outstanding, after giving effect to a voluntary redemption in February 2005, are guaranteed by the Parent. JCI and Jafra Distribution are also borrowers (and the Parent is the Guarantor) under a $60 million amended and restated revolving credit facility entered into in August 2004, which can be increased by the Company under certain circumstances.

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

Recent Development

     On February 17, 2005, the Company redeemed approximately $69.5 million of the outstanding 10 3/4% Notes at a premium of $7.4 million. In connection with the redemption of the 103/4% Notes, the Company wrote off $2.4 million of previously capitalized deferred financing fees. As a result, the Company expects to report $9.8 million as loss on extinguishment of debt in 2005. The redemption of the outstanding 10 3/4% Notes was funded through a series of equity offerings which resulted in Jafra S.A. subscribing to 316,270 new shares of the Company.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (3) Exhibits. The following documents are exhibits to this Annual Report on Form 10-K.

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date
3.1	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998	S-4	333-62989	3.2	September 4, 1998

3.2	Certificate of Merger of Jafra Cosmetics International, Inc. into CDRJ Acquisition Corporation, dated April 30, 1998	S-4	333-62989	3.3	September 4, 1998

3.3	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition	S-4	333-62989	3.4	September 4, 1998

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date
	Corporation), as adopted on July 21, 1998

3.4	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English	S-4	333-62989	3.5	September 4, 1998

3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English	S-4/ A	333-62989	3.7	October 27, 1998

3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English	S-4/ A	333-62989	3.9	October 27, 1998

3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Quali fax, S.A. de C.V., together with a unofficial summary thereof in English	S-4/ A	333-62989	3.10	October 27, 1998

3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English	S-4/ A	333-62989	3.11	October 27, 1998

3.9	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos y Fragancias, S.A. de C.V., together with an unofficial summary thereof in English	10-K	333-106666	3.10	April 2, 2001

3.10	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.	10-K	333-106666	3.12	March 30, 2000

3.11	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof	10-Q	333-106666	3.1	August 14, 2000

3.12	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.	10-K	333-106666	3.11	April 2, 2001

3.13	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Servi day S.A. de C.V.	10-Q	333-106666	3.1	August 14, 2001

3.14	Deed of Incorporation (acta constitutiva) and current by-laws (estatutos sociales) of Distribuidora Comercial Jafra S.A. de C.V., together with an unofficial summary thereof in English, dated February 26, 2003	10-Q	333-106666	3.15	May 8, 2003

3.15	Articles of Association of Jafra Worldwide Holdings (Lux) S. àr.l., together with an unofficial summary thereof in English, dated February 24, 2003	10-Q	333-106666	3.16	May 8, 2003

3.16	Amendment, dated May 20, 2003 of Jafra Cosmetics International, S.A. de C.V.’s by-laws providing for preferred shares, translation in English	S-4/A	333-106666	3.16	August 14, 2003

3.17	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales)of Jafra Fin, S.A. de C.V., translation in English	S-4/A	333-106666	3.17	August 14, 2003

4.1	Credit Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and Jafra Worldwide Holdings (Lux) S.àr.l., the lenders named therein and Credit Suisse First Boston, as Administrative Agent and Collateral Agent	S-4	333-106666	4.1	June 30, 2003

4.2	Amendment No. 1, dated as of June 25, 2003, to the Credit Agreement, dated as of May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora	10-K	333-106666	4.2	March 30, 2004

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date
	Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S. àr.l., and Credit Suisse First Boston.

4.3	Indemnity, Subrogation and Contribution Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A, de C.V., each Subsidiary of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.2	June 30, 2003

4.4	JCI Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, Inc. and Credit Suisse First Boston	S-4	333-106666	4.3	June 30, 2003

4.5	DCJ Guarantee Agreement, dated May 20, 2003, between Distribuidora Comercial, Jafra, S.A. de C.V. and Credit Suisse First Boston	S-4	333-106666	4.4	June 30, 2003

4.6	Mexican Subsidiary Guarantee Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., and each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. or Distribuidora Comercial Jafra, S.A. de C.V. listed on Schedule I thereto	S-4	333-106666	4.5	June 30, 2003

4.7	Parent Guarantee Agreement, dated May 20, 2003, between Jafra Worldwide Holdings (Lux) S.àr.l. and Credit Suisse First Boston	S-4	333-106666	4.6	June 30, 2003

4.8	Mexican Pledge Agreement, dated May 20, 2003, among CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings B.V., CDRJ Mexico Holding Company B.V. and Credit Suisse First Boston	S-4	333-106666	4.7	June 30, 2003

4.9	Pledge Agreement, dated May 20, 2003 among Jafra Cosmetics International, Inc. and each of the subsidiaries of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.8	June 30, 2003

4.10	Security Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., each subsidiary of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.9	June 30, 2003

4.11	Mexican Security Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A. de C.V., Dirsamex, S.A. de C.V., Serviday, S.A. de C.V., Jafra Fin, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., and Cosmeticos y Fragancias, S.A. de C.V., translation in English	S-4/A	333-106666	4.10	August 14, 2003

4.12	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated May 19, 2003, from Jafra Cosmetics International, Inc. to Title Serv Agency, Inc., as trustee for the benefit of Credit Suisse First Boston	S-4	333-106666	4.11	June 30, 2003

4.13	Notarial Deed of Pledge, dated May 20, 2003, with respect to the pledge to Credit Suisse First Boston of 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafr Cosmetics International, Inc	S-4	333-106666	4.12	June 30, 2003
4.14	Notarial Deed of Pledge, dated May 20, 2003, with respect to the third party pledge to Credit Suisse First Boston of 40 ordinary shares of the capital stock of CDRJ Latin America Holding Company B.V. by CDRJ North Atlantic (Lux) S.àr.l.	S-4	333-106666	4.12	June 30, 2003

4.15	Indenture, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A. and U.S. Bank National Association	S-4	333-106666	4.14	June 30, 2003

4.16	First Supplemental Indenture, dated as of May 20, 2003, by and among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., Dirsamex, S.A.de C.V., Distribuidora Venus, S.A. de C.V., Serviday, S.A. de C.V., Cosmeticos y Fragancias,	S-4	333-106666	4.15	June 30, 2003

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date
	S.A. de C.V., Jafra Cosmetics S. A. de C.V., Jafra Fin S.A. de C.V., Jafra Cosmetics International, Inc. and U.S. Bank National Association

4.17	Registration Rights Agreement, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A. and the Initial Purchasers.	S-4	333-106666	4.16	June 30, 2003

4.18	Form of Global Note	S-4	333-106666	4.19	June 30, 2003

4.19	Amendment No. 2, dated as of May 27, 2004, to the Credit Agreement, dated as of May 20, 2003, among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., certain Lenders thereunder and Credit Suisse First Boston.	8-K	333-106666	4.1	May 28, 2005

4.20	Restated Credit Agreement, dated as of August 16, 2004, among the Borrowers, the Company, the Lenders thereto, the Issuing Bank, The Bank of New York, as administrative agent and collateral agent for the Lenders.	8-K	333-106666	10.1	August 19, 2005

10.1	Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan, as adopted September 3, 1998.*	S-4/A	333-62989	10.4	October 27, 1998

10.2	CDRJ Investments (Lux) S.A. Form of Management Stock Option Agreement.*	S-4/A	333-62989	10.5	October 27, 1998

10.3	Amended and Restated Stock Purchase Warrant, dated September 30, 1998, by and between CDRJ Investments (Lux) S.A. and Jafra Cosmetics International, Inc.	S-4/A	333-62989	10.6	October 27, 1998

10.4	Registration and Participation Agreement, dated April 30, 1998, among CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice Fund V Limited Partnership and the other parties thereto.	S-4	333-62989	10.7	September 4, 1998

10.5	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement.*	S-4/A	333-62989	10.8	October 27, 1998

10.6	CDRJ Investments (Lux) S.A. Form of Individual Investor Stock Subscription Agreement.*	S-4/A	333-62989	10.9	October 27, 1998

10.7	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998.*	10-Q	333-62989	10.4	May 17, 1999

10.8	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999.*	10-Q	333-106666	10.2	May 17, 1999

10.9	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999	8-K	333-106666	10.1	June 25, 1999

10.10	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999	8-K	333-106666	10.2	June 25, 1999

10.11	Manufacturing Agreement, dated as of June 10, 1999, by and between the Company and the Contractor, as amended by Amendment No. 1, dated as of June 22, 1999.	8-K	333-106666	10.3	June 25, 1999

10.12	Form of Amendment No. 1 to Manufacturing Agreement, dated as of June 10, 1999.	8-K	333-106666	10.4	June 25, 1999

10.13	Sale Agreement, dated as of September 29, 1999, between the Jafra Cosmetics International Inc. and Towns gate Road LLC.	10-Q	333-106666	10.1	November 12, 1999

10.14	Sale Agreement, dated as of October 15, 1999, between the Jafra Cosmetics International Inc. and Selv in Properties.	10-Q	333-106666	10.2	November 12, 1999

10.15	Trust Agreement dated May 20, 1999, by and between Jafra Cosmetics International, Inc. and Scudder Trust Company.	10-K	333-106666	10.20	March 30, 2000

10.16	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan.*	10-K	333-106666	10.22	April 2, 2001

10.17	CDRJ Investments (Lux) S.A. Form of Management Stock Subscription Agreement, as amended.*	10-K	333-106666	10.23	April 2, 2001

10.18	Administrative Services Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and	S-4	333-106666	10.21	June 30, 2003

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date
	Distribuidora Comercial Jafra, S.A. de C.V.

10.19	Assignment Assumption and Liquidator Agreement, dated May 20, 2003, between CDRJ North Atlantic (Lux) Sàr.l and Jafra Worldwide Holdings (Lux) S.àr.l.	S-4	333-106666	10.22	June 30, 2003

10.20	Amended and Restated Indemnification Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l., Jafra Worldwide Holdings (Lux) S.àr.l., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CD&R Fund V and Clayton, Dubilier & Rice, Inc.	S-4	333-106666	10.23	June 30, 2003

10.21	Second Amended and Restated Consulting Services Agreement, dated May 20, 2003, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) S.àr.l., Jafra Worldwide Holdings (Lux) S.àr.l., Jafra Cosmetics International, Inc., Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V. and CD&R	S-4	333-106666	10.24	June 30, 2003

10.22	Stock Purchase Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CDRJ Latin American Holding Company B.V, Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings, B.V. and CDRJ Mexico Holdings Company, B.V	S-4	333-106666	10.25	June 30, 2003

10.23	Stock Subscription and Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V	S-4	333-106666	10.26	June 30, 2003

10.24	Purchase and Sale Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.	S-4	333-106666	10.27	June 30, 2003

10.25	Registration and Participation Agreement, dated May 20, 2003, among CDRJ North Atlantic (Lux) S.àr.l. and Clayton, Dubilier & Rice Fund V Limited Partnership and other parties thereto	S-4	333-106666	10.28	June 30, 2003

10.26	Form of Contribution Agreement and Power of Attorney, among CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux)S.àr.l., and the stockholders of CDRJ Investments (Lux) S.A.	S-4	333-106666	10.29	June 30, 2003

10.27	Form of Consent to Assignment of Stock Subscription Agreement, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) Sàr.l. and the stockholders of CDRJ Investments (Lux) S.A.*	S-4	333-106666	10.30	June 30, 2003

10.28	Form of Consent to Assignment, Assumption and Novation of Employment Agreement, between CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) Sàr.l., Jafra Cosmetics International, Inc. and certain executives party to employment agreements pursuant to which such executives are employed by Jafra Cosmetics International, Inc.*	S-4	333-106666	10.31	June 30, 2003

10.29	Form of Amendment to Management Stock Option Agreement.*	S-4/A	333-106666	10.35	August 14, 2003

10.30	Purchase Agreement, dated as of May 2, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux)S.àr.l., CDRJ Investments (Lux) S.A.	S-4	333-106666	10.36	June 30, 2003

10.31	Exchange Agreement among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and U.S. Bank National Association	10-K	333-106666	10.1	November 13, 2003

10.32	Stock Subscription Agreement, dated April 30, 1998, between CDRJ Investments (Lux) S.A. and Clayton, Dubilier & Rice V Limited Partnership	10-K	333-106666	10.32	March 30, 2004

10.33	Amendment to Employment Agreement of Michael DiGregorio, between Michael DiGregorio, Jafra Worldwide Holdings (Lux) S.àr.l. and Jafra Cosmetics	10-K	333-106666	10.33	March 30, 2004

		Incorporated by Reference
Exhibit
No.	Description of Document	Form	File No.	Exhibit	Filing Date
	International, Inc., dated as of February 26, 2004.*

10.34	Redemption Agreement, dated February 13, 2004, between Ademar Serodio and CDRJ North Atlantic (Lux) S.àr.l	10-K	333-106666	10.34	March 30, 2004

10.35	Transfer of Option Agreement, dated February 13, 2004, by Ademar Serodio,	10-K	333-106666	10.35	March 30, 2004

10.36	Employment Agreement, dated April 30, 1998, between Ronald B. Clark and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.36	March 30, 2004

10.37	Employment Agreement, dated June 1, 1998, between Michael DiGregorio and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.37	March 30, 2004

10.38	Addendum to Employment Agreement, dated June 4, 1999, among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Michael DiGregorio.*	10-K	333-106666	10.38	March 30, 2004

10.39	Employment Agreement, dated June 1, 1998, between Jaime Lopez Guirao and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.39	March 30, 2004

10.40	Employment Agreement, dated April 30, 1998, between Ralph S. Mason, III and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.40	March 30, 2004

10.41	Employment Agreement, dated April 30, 1998, between Gonzalo Rubio and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.41	March 30, 2004

10.42	Confidential General Release and Separation Agreement, dated as of March 2, 2004, between Jaime Lopez Guirao, CDRJ North Atlantic (Lux) S.àr.l. and Jafra Cosmetics International, Inc.*	10-K	333-106666	10.42	March 30, 2004

10.43	Assignment, Assumption and Consent Agreement, dated February 6, 2004, among Michael DiGregorio, Dale Martin, Jr., as trustee, and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.42	March 30, 2004

10.44	Stock Purchase Agreement, dated as of March 29, 2004, among Vorwerk & Co. eins GmbH, CDRJ North Atlantic (Lux) S.àr.l. and the stockholders of CDRJ Investments (Lux) S.A., the indirect owners of CDRJ North Atlantic (Lux) S.àr.l.	10-Q	333-106666	10.1	May 14, 2004

10.45	Employment Agreement with Gary Eshleman, effective October 1, 2004.*	8-K	333-106666	10.1	January 28, 2005

10.46	Employment Agreement with Beatriz Gutai, effective October 1, 2004.*	10-K	333-106666	10.46	March 31, 2005

21.1	Subsidiaries of the registrant	10-K	333-106666	21.1	March 31, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.				Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer				Filed herewith

32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

*	Indicates a management contract or compensatory plan.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2005	Jafra Worldwide Holdings (Lux) S.àR.L

/s/ RONALD B. CLARK

Name: Ronald B. Clark
Title: Chief Executive Officer and Director