Form 10-Q
period 2005-03-31
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2005-05-16
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

382-386 Route de Longwy
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

     Common stock, par value $100 per share, outstanding at May 9, 2005: 316,420.

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L. AND SUBSIDIARIES

Index to Financial Statements and Exhibits

Filed with the Quarterly Report of the Company on Form 10-Q

For the Three Months Ended March 31, 2005

* Jafra Worldwide Holdings (Lux) S.àr.l. (the “Parent”) is the parent company of Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”), which severally issued an original amount of $120 million and $80 million, respectively, of 10 3/4% Subordinated Notes (the “10 3/4% Notes”). The Parent has fully and unconditionally guaranteed the 10 3/4% Notes on a senior subordinated basis. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International, S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”), indirect subsidiaries of the Parent, have fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in addition to its own financial statements, in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,563	$10,586
Receivables, net	39,305	42,904
Inventories	41,356	40,375
Prepaid income taxes	4,781	767
Prepaid expenses and other current assets	6,894	6,847
Deferred income taxes	16,066	16,865
Assets from discontinued operations	102	133

Total current assets	121,067	118,477

Property and equipment, net	58,781	61,763

Other assets:
Goodwill	63,017	62,838
Trademarks	41,363	41,463
Deferred financing fees and other, net	11,706	13,877

Total	$295,934	$298,418

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$18,838	$17,866
Accrued liabilities	48,303	53,499
Income taxes payable	412	2,463
Deferred income taxes	—	1,063
Due to Vorwerk	—	20,000
Liabilites from discontinued operations	121	129

Total current liabilities	67,674	95,020

Long-term debt	164,250	220,250
Deferred income taxes	21,322	18,178
Other long-term liabilities	5,564	5,131

Total liabilities	258,810	338,579

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, par value $100; 316,420 and 150 shares authorized, issued and outstanding in 2005 and 2004, respectively	31,642	15
Additional paid-in capital	51,769	4,296
Retained deficit	(37,380)	(35,001)
Accumulated other comprehensive loss	(8,907)	(9,471)

Total stockholder’s equity (deficit)	37,124	(40,161)

Total	$295,934	$298,418

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$96,818	$103,122
Cost of sales	21,565	24,183

Gross profit	75,253	78,939
Selling, general and administrative expenses	60,196	63,245
Transaction related expenses	—	3,409
Restructuring and impairment charges	—	1,909

Income from operations	15,057	10,376
Other income (expense):
Exchange (loss) gain, net	(493)	551
Interest expense	(5,202)	(6,794)
Interest income	110	47
Loss on extinguishment of debt	(9,753)	—
Other expense	(116)	(58)
Other income	29	40

(Loss) income before income taxes	(368)	4,162
Income tax expense	2,001	2,946

(Loss) income from continuing operations	(2,369)	1,216
Loss on discontinued operations, net of income tax expense of $0.0 million in 2005 and 2004	(10)	(132)

Net (loss) income	$(2,379)	$1,084

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(2,379)	$1,084
Loss on discontinued operations, net of income tax	10	132

(Loss) income from continuing operations	(2,369)	1,216
Adjustments to reconcile (loss) income from continuing operations to net cash provided by operating activities:
Depreciation	3,440	1,611
Amortization and write off of deferred financing fees	2,571	490
Provision for uncollectible accounts receivable	1,572	2,375
Unrealized foreign exchange and derivative losses (gains)	664	(486)
Deferred income taxes	1,484	—
Changes in operating assets and liabilities:
Receivables	1,947	(3,726)
Inventories	(1,041)	1,687
Prepaid expenses and other current assets	(637)	(2,368)
Other assets	123	(113)
Accounts payable and accrued liabilities	(3,445)	2,233
Income taxes payable/prepaid	(4,665)	(923)
Other long-term liabilities	433	(42)
Net operating activities of discontinued operations	23	(131)

Net cash provided by operating activities	100	1,823

Cash flows from investing activities:
Purchases of property and equipment	(695)	(1,971)
Other	(515)	53

Net cash used in investing activities	(1,210)	(1,918)

Cash flows from financing activities:
Repurchase of subordinated debt	(69,500)	—
Repayments under term loan facility	—	(1,875)
Borrowings under revolving credit facility	43,000	—
Repayments under revolving credit facility	(29,500)	—
Repayment of Vorwerk note	(20,000)	—
Equity issuance to shareholder	79,100	—
Deferred financing costs	—	42

Net cash provided by (used in) financing activities	3,100	(1,833)
Effect of exchange rate changes on cash	(13)	(414)

Net increase (decrease) in cash and cash equivalents	1,977	(2,342)
Cash and cash equivalents at beginning of period	10,586	16,120

Cash and cash equivalents at end of period	$12,563	$13,778

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Worldwide Holdings (Lux) S.àr.l, a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of Jafra S.A., a Luxembourg société anonyme (“Jafra S.A.”). Vorwerk & Co. eins GmbH (“Vorwerk”) owns substantially all of the issued and outstanding capital stock of Jafra S.A. Vorwerk is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany.

     The accompanying unaudited interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 and the accompanying audited consolidated balance sheet as of December 31, 2004 reflect the operations of the Parent and its subsidiaries and are referred to collectively as “the Company.” Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”) and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) are collectively referred to as “Jafra Mexico.”

     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to present fairly the Company’s consolidated financial statements as of March 31, 2005 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of the Company.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Company beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) is not expected to impact the Company at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(2) Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials and supplies	$9,502	$10,744
Finished goods	31,854	29,631

Total inventories	$41,356	$40,375

(3) Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Land	$15,713	$15,733
Buildings	16,841	16,805
Machinery, equipment and other	52,975	52,754

	85,529	85,292
Less accumulated depreciation	26,748	23,529

Property and equipment, net	$58,781	$61,763

     During the three months ended March 31, 2005, the Company determined that certain software at its United States subsidiary will not be utilized for the original estimated useful life and therefore accelerated the depreciation expense so that the software will be fully depreciated by the end of 2005. During the three months ended March 31, 2005, the Company recorded $1,510,000 of incremental depreciation expense related to these assets.

(4) Goodwill and Other Intangible Assets.

     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $41,363,000 as of March 31, 2005. The changes in the carrying amount of goodwill for the year ended December 31, 2004 and for the three months ended March 31, 2005 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total
Balance as of December 31, 2003	$32,188	$26,428	$4,480	$—	$63,096
Translation effect	—	130	(388)	—	(258)

Balance as of December 31, 2004	32,188	26,558	4,092	—	62,838
Translation effect	—	(55)	234	—	179

Balance as of March 31, 2005	$32,188	$26,503	$4,326	$—	$63,017

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(5) Income Taxes

     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rates to income before taxes for the three months ended March 31, 2005 primarily due to (i) state income taxes and other permanent and temporary differences including foreign tax and research and development credits in the Company’s U.S. subsidiary and (ii) temporary and permanent differences in the Company’s Mexican subsidiaries. The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rate to income before income taxes for the three months ended March 31, 2004 primarily due to (i) valuation allowances recorded against pretax losses at Jafra Distribution and at the Company’s European and South American entities, (ii) state income taxes and (iii) certain permanent differences, including inflation, at Jafra Cosmetics S.A.

(6) Debt

     On May 20, 2003, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (collectively, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear interest at a fixed rate of 10 3/4% payable semi-annually. On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement current bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. As of March 31, 2005, the applicable interest rate was 5.2%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At March 31, 2005, the Company had $34,250,000 outstanding under the Restated Credit Agreement.

     The Company also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of 4.8%. The Loan Contract was allocated 100% to JCI and was paid in full on January 6, 2005.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture governing the 10 3/4% Notes. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. Jafra Cosmetics S.A. has also fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis.

     The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from Vorwerk of $79,100,000. As a result of this redemption and the redemption of $500,000 of the 10 3/4% Notes during 2004, $130.0 million principal amount of the 10 3/4% Notes was outstanding at March 31, 2005.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     In connection with the February 17, 2005 redemption, the Company paid $7,472,000 of premiums and wrote off approximately $2,281,000 of previously capitalized deferred financing fees. As a result, the Company recorded $9,753,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the three months ended March 31, 2005.

     As of March 31, 2005, approximately $5,066,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2005, the Company and its subsidiaries were in compliance with all covenants.

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

     The terms of the Indenture significantly restrict the Company and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Company to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Company must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits (i) an aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Company to dividends necessary to fund specified costs and expenses, but permits the Company to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

(7) Equity

     During the three months ended March 31, 2005, through a series of transactions, Jafra S.A. subscribed to 316,270 newly issued shares of the Company for approximately $79,100,000. The proceeds of the equity offering were used to redeem a portion of the 10 3/4% Notes (See Note 6).

(8) Transaction Related Expense

     The Company incurred $3,409,000 of transaction related expenses during the three months ended March 31, 2004 related to certain equity and acquisition transactions contemplated but subsequently abandoned.

(9) Restructuring Charges

     During the year ended December 31, 2004, the Company recorded a total of $5,017,000 of restructuring and impairment charges. Of these charges, $2,838,000 related primarily to the transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico from the United States. The Company recorded $1,909,000 of restructuring charges during the first quarter of 2004 related to the transfer. The transfer of these operations was substantially complete during the second quarter of 2004. Additionally, during the year ended December 31, 2004, the Company recorded $2,179,000 of severance related charges related to the resignation of four members of management. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Opening balance	$2,391	$—
Additions	—	1,909
Charges against reserves	(454)	(689)

Ending balance	$1,937	$1,220

(10) Comprehensive (Loss) Income

     Comprehensive (loss) income is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net (loss) income	$(2,379)	$1,084
Unrealized and deferred realized gain (loss) on derivatives	3	(435)
Reclassification of deferred realized loss to exchange gain (loss)	8	—
Reclassification of deferred realized loss to cost of sales	12	—
Foreign currency translation adjustments	541	(460)

Comprehensive (loss) income	$(1,815)	$189

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Unaudited)

     The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring and impairment charges and unusual gains and losses. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and segment income (loss) from operations. The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.”

		United States
		And the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
	(in thousands)
As of and for the three months ended March 31, 2005
Net sales	$66,568	$22,332	$7,728	$191	$—	$96,818
Income (loss) from operations	17,415	1,202	474	(92)	(3,942)	15,057
Depreciation	1,009	2,313	112	6	—	3,440
Capital expenditures	242	403	50	—	—	695
Segment assets	191,470	87,521	16,436	1,253	(848)	295,832
Discontinued operations assets	—	—	—	102	—	102
Goodwill	26,503	32,188	4,326	—	—	63,017

As of December 31, 2004
Segment assets	$188,832	$91,861	$17,571	$1,376	$(1,355)	$298,285
Assets from discontinued operations	—	—	—	133	—	133
Goodwill	26,558	32,188	4,092	—	—	62,838

For the three months ended March 31, 2004
Net sales	$70,848	$22,747	$8,294	$1,233	$—	$103,122
Income (loss) from operations	18,659	2,063	267	(657)	(9,956)	10,376
Depreciation	579	896	111	25	—	1,611
Capital expenditures	1,002	894	56	19	—	1,971

Corporate, unallocated and other includes (in thousands):

	Three months ended March 31,
	2005	2004
Corporate expenses	$(3,241)	$(4,044)
Transaction related expenses	—	(3,409)
Restructuring charges	—	(1,909)
Unusual charges(1)	(701)	(594)

Total corporate, unallocated and other	$(3,942)	$(9,956)

(1)	Unusual charges include holding company expenses, severance, loss or gain on sale of assets and other charges not related to the normal operations of the business.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(12) Foreign Currency Option Contracts

     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency option contracts (“option contracts” or “options”). The Company places option contracts based on its rolling forecasted cash outflows from Jafra Mexico and hedges transactions included in the forecast on the date the option contract is initiated. As a matter of policy, the Company does not hold or issue option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     The Company currently designates certain of its option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative can be deferred as a component of other comprehensive loss. Such amounts will then be reclassified from other comprehensive loss into net (loss) income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra Mexico.

     During the three months ended March 31, 2005 and 2004, the Company recognized losses of approximately $42,000, and $420,000 on option contracts, respectively, as a component of exchange loss (gain) on the accompanying consolidated statements of operations.

     As of December 31, 2004, the Company had deferred as a component of other comprehensive loss $65,000 of losses on option contracts. During the three months ended March 31, 2005, the Company deferred as a component of other comprehensive loss $20,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. The Company expects that substantially all of the remaining loss of $45,000 deferred as a component of other comprehensive loss at March 31, 2005 will be recognized into net (loss) income within the next six months.

     The fair value of the option contracts was $1,296,000 and $1,433,000 at March 31, 2005 and December 31, 2004, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets. Substantially all of these contracts are not qualifying or highly effective hedges, and as such, changes in fair value will be included in earnings.

     During the three months ended March 31, 2005 and 2004, the ineffectiveness generated by the Company’s option contracts designated as hedges was insignificant and accordingly nothing was reclassified into earnings during either period.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 587,000,000 and 545,000,000 in put and call positions at March 31, 2005 and December 31, 2004, respectively, and mature at various dates through June 30, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

(13) Discontinued Operations

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     Net sales and loss on discontinued operations was as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the three months ended March 31, 2005
Net sales	$—	$—	$—	$—	$—
Loss on discontnued operations	(1)	(6)	—	(3)	(10)

For the three months ended March 31, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontnued operations	(83)	(17)	(8)	(24)	(132)

     The components of assets and liabilities of the discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
As of March 31, 2005
Assets:
Cash	$—	$44	$30	$—	$74
Receivables, net	—	28	—	—	28

Total assets	$—	$72	$30	$—	$102

Liabilities:
Accounts payable	$—	$12	$—	$—	$12
Accrued liabilities	—	109	—	—	109

Total liabilities	$—	$121	$—	$—	$121

As of December 31, 2004
Assets:
Cash	$—	$45	$32	$7	$84
Receivables, net	—	28	—	—	28
Prepaid and other assets	—	—	—	21	21

Total assets	$—	$73	$32	$28	$133

Liabilities:
Accounts payable	$—	$12	$—	$7	$19
Accrued liabilities	—	110	—	—	110

Total liabilities	$—	$122	$—	$7	$129

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$6,134	$5,748
Receivables, net	4,272	4,775
Inventories	10,343	11,464
Receivables from affiliates	24,028	24,644
Prepaid expenses and other current assets	3,165	2,934
Deferred income taxes	12,598	14,430

Total current assets	60,540	63,995

Property and equipment, net	22,859	24,988

Other assets:
Goodwill	36,514	36,280
Notes receivable from affiliates	12,331	20,082
Deferred financing fees, net	2,172	3,262
Other	5,638	5,276

Total	$140,054	$153,883

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,598	$3,497
Accrued liabilities	18,743	20,389
Income taxes payable	458	2,463
Payables to affiliates	11,463	18,349
Due to Vorwerk	—	20,000

Total current liabilities	33,262	64,698

Long-term debt	79,500	91,800
Deferred income taxes	6,339	6,339
Other long-term liabilities	5,564	5,131

Total liabilities	124,665	167,968

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2005 and 2004	—	—
Additional paid-in capital	35,958	4,296
Retained deficit	(18,629)	(16,275)
Accumulated other comprehensive loss	(1,940)	(2,106)

Total stockholder’s equity (deficit)	15,389	(14,085)

Total	$140,054	$153,883

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales to third parties	$30,060	$31,041
Sales to affiliates	220	2,890

Net sales	30,280	33,931
Cost of sales	6,632	9,309

Gross profit	23,648	24,622
Selling, general and administrative expenses	25,741	27,096
Transaction related expenses	—	3,409
Restructuring charges	—	1,747
Management fee income from affiliates	(1,596)	(1,919)
Royalty income from affiliates, net	(5,586)	(5,448)
Market subsidy expense	—	250

Income (loss) from operations	5,089	(513)
Other income (expense):
Exchange loss, net	(109)	(39)
Interest expense	(2,058)	(2,651)
Interest income	150	89
Loss on extinguishment of debt	(3,963)	—
Other expense	(1)	(2)
Other income	27	41

Loss before income taxes	(865)	(3,075)

Income tax expense (benefit)	1,489	(1,106)

Net loss	$(2,354)	$(1,969)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,354)	$(1,969)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,425	1,007
Provision for uncollectible accounts receivable	159	259
Write off and amortization of deferred financing fees	1,094	214
Unrealized foreign exchange loss	66	38
Deferred income taxes	1,832	—
Changes in operating assets and liabilities:
Receivables	344	(467)
Inventories	1,121	1,052
Prepaid expenses and other current assets	(231)	(1,960)
Intercompany receivables and payables	(74)	7,211
Other assets	153	(8)
Accounts payable and accrued liabilities	(2,545)	319
Income taxes payable/prepaid	(2,005)	91
Other long-term liabilities	433	(42)

Net cash provided by operating activities	418	5,745

Cash flows from investing activities:
Purchases of property and equipment	(453)	(950)
Other	(515)	53

Net cash used in investing activities	(968)	(897)

Cash flows from financing activities:
Repayments of subordinated debt	(27,800)	—
Repayment of Vorwerk note	(20,000)	—
Repayments under term loan facility	—	(750)
Borrowings under revolving credit facility	43,000	—
Repayments under revolving credit facility	(27,500)	—
Repayments from (advances to) affiliates	1,489	(980)
Equity contribution from Parent	31,662	—
Deferred financing costs	—	42

Net cash provided by (used in) financing activities	851	(1,688)
Effect of exchange rate changes on cash	85	59

Net increase in cash and cash equivalents	386	3,219
Cash and cash equivalents at beginning of period	5,748	8,879

Cash and cash equivalents at end of period	$6,134	$12,098

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, Inc. a Delaware corporation, is a direct wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”), which is a wholly-owned direct subsidiary of Jafra S.A., a Luxembourg société anonyme (“Jafra S.A.”). Vorwerk & Co. eins GmbH (“Vorwerk”) owns substantially all of the issued and outstanding capital stock of Jafra S.A. Vorwerk is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany.

     The accompanying unaudited interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 reflect the operations of Jafra Cosmetics International, Inc. and its subsidiaries (“JCI”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly JCI’s consolidated financial statements as of March 31, 2005 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.

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

     New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of JCI.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for JCI beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) is not expected to impact JCI at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Land	$6,188	$6,188
Buildings	7,268	7,212
Machinery, equipment and other	25,179	25,131

	38,635	38,531
Less accumulated depreciation	15,776	13,543

Property and equipment, net	$22,859	$24,988

     During the three months ended March 31, 2005, JCI determined that certain software at its United States subsidiary will not be utilized for the original estimated useful life and therefore accelerated the depreciation expense so that the software will be fully depreciated by the end of 2005. During the three months ended March 31, 2005, JCI recorded $1,510,000 of incremental depreciation expense related to these assets.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3) Goodwill and Other Intangible Assets

     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $286,000 as of March 31, 2005. The changes in the carrying amount of goodwill for the year ended December 31, 2004 and for the three months ended March 31, 2005 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2003	$32,188	$4,480	$36,668
Translation effect	—	(388)	(388)

Balance as of December 31, 2004	$32,188	$4,092	$36,280
Translation effect	—	234	234

Balance as of March 31, 2005	$32,188	$4,326	$36,514

(4) Income Taxes

     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to loss before income taxes for the three months ended March 31, 2005 and 2004, principally as the result of state income tax and certain permanent and temporary differences, including foreign tax and research and development credits.

(5) Debt

     On May 20, 2003, JCI and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution” and collectively with JCI, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually. On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement current bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. As of March 31, 2005, the applicable interest rate was 5.2%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At March 31, 2005, JCI had $27,500,000 outstanding under the Restated Credit Agreement.

     JCI also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of 4.8%. The Loan Contract was paid in full on January 6, 2005.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture governing the 10 3/4% Notes. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, JCI redeemed $27,800,000 of the 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent. As a result of this redemption and the redemption of $200,000 of the 10 3/4% Notes during 2004, $52.0 million principal amount of the 10 3/4% Notes was outstanding at March 31, 2005.

     In connection with the February 17, 2005 redemption, JCI paid $2,989,000 of premiums and wrote off approximately $974,000 of previously capitalized deferred financing fees. As a result, JCI recorded $3,963,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the three months ended March 31, 2005.

     As of March 31, 2005, approximately $2,172,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit JCI’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. de C.V. (“Jafra Cosmetics S.A.”). As of March 31, 2005, the Parent and its subsidiaries were in compliance with all covenants.

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits (i) an aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.

(6) Equity

     During the three months ended March 31, 2005, the Parent contributed $31,662,000 to JCI in order for JCI to redeem a portion of the 10 3/4% Notes (See Note 5).

(7) Transaction Related Expenses

     JCI incurred $3,409,000 of transaction related expenses during the three months ended March 31, 2004 related to certain equity and acquisition transactions contemplated but subsequently abandoned.

(8) Restructuring Charges

     During the year ended December 31, 2004, JCI recorded a total of $4,790,000 of restructuring and impairment charges. Of these charges, $2,611,000 related primarily to the transfer of substantially all of its skin and body care manufacturing operations to the Parent’s facilities in Mexico from the United States. JCI recorded $1,747,000 of restructuring charges during the first quarter of 2004 related to the transfer. The transfer of these operations was substantially complete during the second quarter of 2004. Additionally, during the year ended December 31, 2004, JCI recorded $2,179,000 of severance related charges related to the resignation of four members of management. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Opening balance	$2,391	$—
Additions	—	1,747
Charges against reserves	(454)	(527)

Ending balance	$1,937	$1,220

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(9) Comprehensive Loss

     Comprehensive loss is summarized as follows (in thousands):

	Three months ended
	March 31,
	2005	2004
Net loss	$(2,354)	$(1,969)
Foreign currency translation adjustments	166	(272)

Comprehensive loss	$(2,188)	$(2,241)

(10) Related Party Transactions

     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products, and starting in late 2004, most skin and body care products from Jafra Mexico totaling $3,619,000 and $2,783,000 for the three months ended March 31, 2005 and 2004, respectively.

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

     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $782,000 and $750,000 for the three months ended March 31, 2005 and 2004, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,368,000 and $6,198,000 for the three months ended March 31, 2005 and 2004, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.

     JCI has granted loans to certain affiliates at annual interest rates ranging from 3% to 5%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2004 and March 31, 2005 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $123,000 and $89,000 for the three months ended March 31, 2005 and 2004, respectively, and was included in interest income on the accompanying consolidated statements of operations.

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

     The accounting policies used to prepare the information reviewed by JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in JCI’s audited consolidated financial statements as of and for the year ended December 31, 2004 included in the Parent’s Annual Report on Form 10-K. JCI evaluates performance based on segment operating income, excluding restructuring and impairment charges and unusual gains and losses. Consistent with the information reviewed by JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and income (loss) from operations. The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.” Gross Profit from affiliates, management fee income from affiliates, royalty income from affiliates and market subsidy expense to affiliates are included in the following table under the caption “Corporate, Unallocated and Other.”

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
	Republic	Europe (1)	Others	and Other	Total
As of and for the three months ended March 31, 2005
Net sales	$22,332	$7,728	$—	$220	$30,280
Income from operations	1,202	474	—	3,413	5,089
Depreciation	2,313	112	—	—	2,425
Capital expenditures	403	50	—	—	453
Segment assets	87,521	16,113	64	36,356	140,054
Goodwill	32,188	4,326	—	—	36,514

As of December 31, 2004
Segment assets	$91,861	$17,233	$63	$44,726	$153,883
Goodwill	32,188	4,092	—	—	36,280

For the three months ended March 31, 2004
Net sales	$22,747	$8,294	$—	$2,890	$33,931
Income (loss) from operations	2,063	267	—	(2,843)	(513)
Depreciation	896	111	—	—	1,007
Capital expenditures	894	56	—	—	950

(1) excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and affiliate of JCI

Corporate, unallocated and other includes (in thousands):

	Three months ended March 31,
	2005	2004
Corporate expenses	$(3,544)	$(4,134)
Transaction related expenses	—	(3,409)
Transaction with affiliates	7,182	7,117
Restructuring charges	—	(1,747)
Unusual charges(1)	(225)	(670)

Total corporate, unallocated and other	$3,413	$(2,843)

(1) Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash	$21	$83
Receivables	218	297
Inventories	32,251	29,583
Receivables from affiliates	15,579	18,073
Prepaid income taxes	939	1,267
Prepaid expenses and other current assets	5,913	2,690
Deferred income taxes	2,787	—

Total current assets	57,708	51,993

Machinery and equipment, net	2,100	2,095

Other assets:
Deferred financing fees, net	2,649	4,119
Investment in preferred shares of affiliated company	126,401	126,663
Other	2,559	2,664

Total	$191,417	$187,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,667	$12,014
Accrued liabilities	3,555	1,892
Payables to affiliates	412	2,535
Deferred income taxes	—	1,063

Total current liabilities	16,634	17,504

Long-term debt	84,750	128,450
Deferred income taxes	5,322	1,820

Total liabilities	106,706	147,774

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2005 and 2004	5	5
Additional paid-in capital	47,490	—
Retained earnings	42,700	45,338
Accumulated other comprehensive loss	(5,484)	(5,583)

Total stockholders’ equity	84,711	39,760

Total	$191,417	$187,534

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Sales to affiliates	$36,806	$39,176
Cost of sales	22,290	26,406

Gross profit	14,516	12,770
Selling, general and administrative expenses	697	905
Management fee expense to affiliate	398	471
Service fee expense to affiliate	6,703	6,469

Income from operations	6,718	4,925
Other expense:
Exchange loss, net	(517)	(2,384)
Interest expense	(3,088)	(4,081)
Interest income	21	—
Loss on extinguishment of debt	(5,790)	—
Other expense	3	—

Loss before income taxes	(2,653)	(1,540)
Income tax expense	(15)	—

Net loss	$(2,638)	$(1,540)

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,638)	$(1,540)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	186	162
Write off and amortization of deferred financing fees	1,477	276
Unrealized foreign exchange and derivative loss (gain)	375	(918)
Deferred income taxes	(341)	—
Changes in operating assets and liabilities:
Receivables	79	17
Inventories	(2,727)	726
Prepaid expenses and other current assets	73	195
Intercompany receivables and payables	138	(7,946)
Other assets	(17)	81
Accounts payable and accrued liabilities and value added taxes	(956)	9,661
Income taxes payable	325	4

Net cash (used in) provided by operating activities	(4,026)	718

Cash flows from investing activities:
Purchases of property and equipment	(80)	(113)

Net cash used in investing activities	(80)	(113)

Cash flows from financing activities:
Repurchase of subordinated debt	(41,700)	—
Repayments under revolving credit facility	(2,000)	—
Contribution from shareholders	47,490	—
Repayments under term loan facility	—	(1,125)

Net cash provided by (used in) financing activities	3,790	(1,125)
Effect of exchange rate changes on cash	254	26

Net decrease in cash	(62)	(494)
Cash at beginning of period	83	523

Cash at end of period	$21	$29

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States in February 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société a responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A., a Luxembourg société ananyme (“Jafra S.A.”). Vorwerk & Co. eins GmbH (“Vorwerk”) owns substantially all of the issued and outstanding capital stock of Jafra S.A. Vorwerk is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany.

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

     The accompanying unaudited interim financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 reflect the operations of Jafra Distribution and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Distribution’s financial statements as of March 31, 2005 and for the interim periods presented.

     The functional currency for Jafra Distribution is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of Jafra Distribution.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for Jafra Distribution beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) is not expected to impact Jafra Distribution at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.

(2) Inventories

     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Raw materials and supplies	$9,473	$10,682
Finished goods	22,778	18,901

Total inventories	$32,251	$29,583

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)

(3) Machinery and Equipment

     Machinery and equipment consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Machinery, equipment and other	$2,634	$2,559
Less accumulated depreciation	534	464

Machinery and equipment, net	$2,100	$2,095

(4) Investment in Affiliated Company

     On May 20, 2003, Jafra Distribution subscribed for and purchased 13,642 shares Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000 as an investment in affiliated company in the accompanying balance sheets. Except for the effect of translation, which has reduced the investment by approximately $10,019,000, Jafra Distribution carries the investment on its balance sheet at cost.

(5) Income Taxes

     During the three months ended March 31, 2005, the income tax expense differed from the statutory income tax rate as a result of certain permanent and timing differences. During the three months ended March 31, 2004, Jafra Distribution recorded valuation allowances against certain pretax losses.

(6) Debt

     On May 20, 2003, Jafra Distribution and Jafra Cosmetics International, Inc. (“JCI” and collectively with Jafra Distribution, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of Jafra Distribution and JCI in the original amount of $120 million and $80 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually. On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement current bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. As of March 31, 2005, the applicable interest rate was 5.2%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of Jafra Distribution and JCI. At March 31, 2005, Jafra Distribution had $6,750,000 outstanding under the Restated Credit Agreement.

     Jafra Distribution is an indirect wholly-owned subsidiary of the Parent and JCI is a direct wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture governing the 10 3/4% Notes. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each acquired or organized Mexican subsidiary of Jafra Distribution is required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)

     The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, Jafra Distribution redeemed $41,700,000 of the 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent. As a result of this redemption and the redemption of $300,000 of the 10 3/4% Notes during 2004, $78.0 million principal amount of the 10 3/4% Notes was outstanding at March 31, 2005.

     In connection with the February 17, 2005 redemption, Jafra Distribution paid $4,483,000 of premiums and wrote off approximately $1,307,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded a $5,790,000 loss on extinguishment of debt in the accompanying statements of operations during the three months ended March 31, 2005.

     As of March 31, 2005, approximately $2,894,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2005, the Parent and its subsidiaries were in compliance with all covenants.

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

     The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits (i) an aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)

Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.

     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At March 31, 2005 and December 31, 2004, approximately $2,559,000 and $2,664,000, respectively, were classified as non-current assets and the remaining unamortized amount was classified as current assets on the accompanying balance sheets.

(7) Equity

     During the three months ended March 31, 2005, the Parent, through a series of equity transactions, indirectly contributed $47,490,000 to Jafra Distribution in order for Jafra Distribution to redeem a portion of the 10 3/4% Notes (See Note 6).

(8) Comprehensive Loss

     Comprehensive loss is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net loss	$(2,638)	$(1,540)
Foreign currency translation adjustments	99	206

Comprehensive loss	$(2,539)	$(1,334)

(9) Related Party Transactions

     Jafra Distribution sells color cosmetics and fragrance products, and beginning in 2004, certain skin and body care products, to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $3,644,000 and $2,783,000 for the three months ended March 31, 2005 and 2004, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchased skin and body care products from an affiliate. Purchases were $220,000 and $2,811,000 for the three months ended March 31, 2005 and 2004, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A., at a markup. Sales to Jafra Cosmetics S.A. were $33,162,000 and $36,393,000 for the three months ended March 31, 2005 and 2004, respectively.

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

(10) Foreign Currency Forward Contracts

     Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution enters into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying statements of operations. During the three months ended March 31, 2004, Jafra Distribution recognized losses of $3,275,000 related to forward contracts. As of March 31, 2005, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,471	$4,153
Receivables, net	34,226	37,146
Receivables from affiliates	3,613	3,499
Current deferred income taxes	680	2,435
Prepaid expenses and other current assets	4,968	2,272

Total current assets	48,958	49,505

Property and equipment, net	33,751	34,600

Other assets:
Goodwill	26,503	26,558
Trademarks	41,228	41,314
Other	1,533	1,520

Total	$151,973	$153,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,352	$2,200
Accrued liabilities	27,543	30,040
Income taxes payable	692	929
Payables to affiliates	30,053	32,516
Other current liabilities	355	371

Total current liabilities	61,995	66,056

Deferred income taxes	9,660	10,019
Other long-term liabilities	2,559	2,664

Total liabilities	74,214	78,739

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2005 and 2004	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2005 and 2004	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	33,007	29,878
Accumulated other comprehensive loss	(9,582)	(9,454)

Total stockholders’ equity	77,759	74,758

Total	$151,973	$153,497

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$66,567	$70,847
Cost of sales	28,492	28,755

Gross profit	38,075	42,092
Selling, general and administrative expenses	34,093	35,210
Management fee expense to affiliates	1,198	1,448
Service fee income from affiliate	(6,703)	(6,469)
Restructuring charges	—	162
Royalty expense to affiliates, net	5,586	5,448

Income from operations	3,901	6,293
Other income (expense):
Exchange (loss) gain, net	(158)	2,971
Interest expense	(31)	(19)
Interest income	55	46
Other expense	(112)	(57)

Income before income taxes	3,655	9,234
Income tax expense	526	4,053

Net income	$3,129	$5,181

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,129	$5,181
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	823	417
Provision for uncollectible accounts receivable	1,413	1,962
Unrealized foreign exchange and derivative loss	71	400
Deferred income taxes	1,410	—
Changes in operating assets and liabilities:
Receivables	1,427	(3,207)
Inventories	693	—
Prepaid expenses and other current assets	(408)	(594)
Intercompany receivables and payables	(2,708)	896
Other assets	(14)	(187)
Accounts payable and accrued liabilities and value added taxes	29	(7,816)
Income taxes payable/prepaid	(4,402)	(1,005)

Net cash provided by (used in) operating activities	1,463	(3,953)

Cash flows from investing activities:
Purchases of property and equipment	(162)	(889)

Net cash used in investing activities	(162)	(889)

Effect of exchange rate changes on cash	17	78

Net increase (decrease) in cash and cash equivalents	1,318	(4,764)
Cash and cash equivalents at beginning of period	4,153	5,833

Cash and cash equivalents at end of period	$5,471	$1,069

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) Basis of Presentation

     Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable, organized under the laws of the United Mexican States, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A., a Luxembourg société ananyme (“Jafra S.A.”). Vorwerk & Co. eins GmbH (“Vorwerk”) owns substantially all of the issued and outstanding capital stock of Jafra S.A. Vorwerk is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany.

     The accompanying unaudited interim consolidated financial statements as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly Jafra Cosmetics S.A.’s consolidated financial statements as of March 31, 2005 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.

     The functional currency for Jafra Cosmetics S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.

     New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of Jafra Cosmetics S.A.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for Jafra Cosmetics S.A. beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) is not expected to impact Jafra Cosmetics S.A. at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.

(2) Property and Equipment

     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Land	$9,525	$9,545
Buildings	9,573	9,593
Machinery, equipment and other	24,949	24,842

	44,047	43,980
Less accumulated depreciation	10,296	9,380

Property and equipment, net	$33,751	$34,600

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(3) Goodwill and Other Intangible Assets.

     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $41,228,000 and $41,314,000 as of March 31, 2005 and December 31, 2004, respectively. Except for translation adjustments, there were no changes in the carrying amount of goodwill during the three months ended March 31, 2005 and the year ended December 31, 2004. Goodwill was $26,503,000 and $26,558,000 at March 31, 2005 and December 31, 2004, respectively.

(4) Income Taxes

     The actual income tax rate of Jafra Cosmetics S.A. for the three months ended March 31, 2005 differs from the “expected” tax rate, computed by applying the Mexico federal corporate rate to income before income taxes due to certain permanent differences, including inflation and the effect of temporary differences.

(5) Restructuring Charges

     Jafra Cosmetics S.A. recorded and paid out $162,000 of restructuring charges during the three months ended March 31, 2004 related to the Parent’s transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. These restructuring expenses related primarily to termination benefits.

(6) Debt

     On May 20, 2003, Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”) (collectively, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture governing the 10 3/4% Notes. The Issuers have fully and unconditionally guaranteed of the other the obligations under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is also required to fully and unconditionally guarantee the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. Each existing and subsequently acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At March 31, 2005 and December 31, 2004, approximately $2,559,000 and $2,664,000, respectively was classified as non-current liabilities and the remaining unamortized amount was classified as current liabilities in the accompanying consolidated balance sheets.

(7) Comprehensive Income

     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$3,129	$5,181
Unrealized and deferred realized (loss) gain on derivatives	3	(435)
Reclassification of deferred realized loss (gain) to exchange loss	8	—
Reclassification of deferred realized loss to cost of sales	12	—
Foreign currency translation adjustments	(151)	341

Comprehensive income	$3,001	$5,087

(8) Related Party Transactions

     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $12,325,000 and $12,388,000 for the three months ended March 31, 2005 and 2004 respectively.

     Jafra Cosmetics S.A. provides certain administrative and other services to Jafra Distribution. The income from these services is included in service fee income from affiliate on the accompanying consolidated statements of income. Jafra Cosmetics S.A. believes the amounts are reasonable and approximate the value of the actual services rendered.

     In addition, Jafra Cosmetics S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying consolidated statements of income. Jafra Cosmetics S.A. is charged a portion of these management expenses based upon charges identified to Jafra Cosmetics S.A. and a formula using the percentage of revenues of Jafra Cosmetics S.A. to the total consolidated revenues of the Parent. Jafra Cosmetics S.A. believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received.

     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $782,000 and $750,000 for the three months ended March 31, 2005 and 2004, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of income.

     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,368,000 and $6,198,000 for the three months ended March 31, 2005 and 2004, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s third party sales.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(9) Foreign Currency Forward and Option Contracts

     Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, Jafra Cosmetics S.A. enters into foreign currency option contracts (“option contracts” or “options”). Jafra Cosmetics S.A. places option contracts based on its rolling forecasted cash outflows from Jafra Mexico and hedges transactions included in the forecast on the date the option contract is initiated. As a matter of policy, Jafra Cosmetics S.A. does not hold or issue option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

     Jafra Cosmetics S.A. currently designates certain of its option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative can be deferred as a component of other comprehensive loss. Such amounts will then be reclassified from other comprehensive loss into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra Mexico.

     During the three months ended March 31, 2005 and 2004, Jafra Cosmetics S.A. recognized losses of approximately $42,000 and $420,000 on option contracts, respectively, as a component of exchange loss (gain) on the accompanying consolidated statements of income.

     As of December 31, 2004, Jafra Cosmetics S.A. had deferred as a component of other comprehensive loss $65,000 of losses on option contracts. During the three months ended March 31, 2005, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $20,000 of gains on option contracts qualifying for hedge accounting under SFAS No. 133. Jafra Cosmetics S.A. expects that substantially all of the remaining loss of $45,000 deferred as a component of other comprehensive loss at March 31, 2005 will be recognized into net income within the next six months.

     The fair value of the option contracts was $1,296,000 and $1,433,000 at March 31, 2005 and December 31, 2004, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets. Substantially all of these contracts are not qualifying or highly effective hedges, and as such, changes in fair value will be included in earnings.

     During the three months ended March 31, 2005 and 2004, the ineffectiveness generated by Jafra Cosmetics S.A.’s option contracts designated as hedges was insignificant and accordingly nothing was reclassified into earnings during either period.

     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 587,000,000 and 545,000,000 in put and call positions at March 31, 2005 and December 31, 2004, respectively, and mature at various dates through June 30, 2006. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

     Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency forward contracts (“forward contracts”) with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying consolidated statements of income. During the three months ended March 31, 2004, Jafra Distribution recognized losses of $3,275,000 related to forward contracts with Jafra Distribution. As of March 31, 2005, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion of the consolidated results of operations, financial condition and liquidity of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent” or the “Company”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2004 included in the Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for future periods.

Foreign Operations

     Net sales outside of the United States constituted approximately 77% and 78% of the Company’s total net sales for the three months ended March 31, 2005 and 2004, respectively. In addition, as of March 31, 2005 non-U.S. subsidiaries comprised approximately 70% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to reduce the risk of a devaluation of the Mexican peso, however, a devaluation of the Mexican peso could have a negative impact on the Company’s results.

     The Company’s subsidiaries in Mexico generated approximately 69% of the Company’s net sales for each of the three month periods ending March 31, 2005 and 2004, substantially all of which were denominated in Mexican pesos. During the first three months of 2005, the Mexico peso was relatively stable. However, in prior periods the Mexican peso has devalued which resulted in exchange losses on the remeasurement of U.S. dollar-denominated debt. Jafra Distribution had $84.8 million of outstanding U.S. dollar denominated debt at March 31, 2005.

     The Company is exposed to foreign exchange risk due to its operations in Europe. The Company also has exposure related to the outstanding intercompany notes and payables in Brazil which are denominated in U.S. dollars. The Company does not currently have a hedging program to protect against any devaluation of the real or the euro. A devaluation of either currency could have a negative impact on the Company’s results.

     As a group doing more than 77% of its business in international markets during the first three months of 2005, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to purchase agreements, licensing agreements or other arrangements. Regulations in the United States, Mexico and in other foreign markets may result in monitoring of the Company’s corporate structure and how it effects intercompany fund transfers.

Information Concerning Forward-Looking Statements

     Certain of the statements contained in this report are forward-looking statements made based on management’s or the Company’s expectations or beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

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

Results of Operations

     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended March 31,
	2005		2004
Net sales	$96.8	100.0%	$103.1	100.0%
Cost of sales	21.5	22.2	24.2	23.5

Gross profit	75.3	77.8	78.9	76.5
Selling, general and administrative expenses	60.2	62.2	63.2	61.3
Transaction related expenses	—	—	3.4	3.3
Restructuring and impairment charges	—	—	1.9	1.8

Income from operations	15.1	15.6	10.4	10.1
Exchange (loss) gain, net	(0.5)	(0.5)	0.5	0.5
Interest expense	(5.2)	(5.4)	(6.8)	(6.6)
Interest income	0.1	0.1	0.1	0.1
Loss on extinguishment of debt	(9.8)	(10.1)	—	—
Other expense	(0.1)	(0.1)	(0.1)	(0.1)
Other income	—	—	0.1	0.1

(Loss) income before income taxes	(0.4)	(0.4)	4.2	4.1
Income tax expense	2.0	2.1	3.0	2.9

(Loss) income from continuing operations	(2.4)	(2.5)	1.2	1.2
Loss on discontinued operations, net of income tax expense of $0	—	—	(0.1)	(0.1)
Net (loss) income	$(2.4)	(2.5)1%	$1.1	1.1%

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Three Months Ended March 31, 2005
Net sales	$66.6	$22.3	$7.7	$0.2	$—	$96.8
Cost of sales	15.9	4.7	1.2	0.1	(0.4)	21.5

Gross profit	50.7	17.6	6.5	0.1	0.4	75.3
Selling, general and administrative expenses	33.3	16.4	6.0	0.2	4.3	60.2

Income (loss) from operations	$17.4	$1.2	$0.5	$(0.1)	$(3.9)	$15.1

Three Months Ended March 31, 2004
Net sales	$70.9	$22.7	$8.3	$1.2	$—	$103.1
Cost of sales	17.5	5.0	1.3	0.4	—	24.2

Gross profit	53.4	17.7	7.0	0.8	—	78.9
Selling, general and administrative expenses	34.7	15.6	6.7	1.5	4.7	63.2
Transaction related expenses	—	—	—	—	3.4	3.4
Restructuring charges	—	—	—	—	1.9	1.9

Income (loss) from operations	$18.7	$2.1	$0.3	$(0.7)	$(10.0)	$10.4

     Net sales. Net sales in the first quarter of 2005 decreased to $96.8 million from $103.1 million in the first quarter of 2004, a decrease of $6.3 million, or 6.1%. The decrease in net sales was not significantly impacted by fluctuations in exchange rates. The decrease in net sales was primarily caused by a decrease in the average number of consultants and a decrease in consultant productivity. The Company’s average number of consultants in the first quarter of 2005 decreased to approximately 426,000, or 2.6% over the average number of consultants in the first quarter of 2004 in part due to the Company’s decision to cease its direct selling operations in Brazil. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Total Company consultant productivity measured in U.S. dollars in the first quarter of 2005 decreased 3.6% compared to the first quarter of 2004. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. Quarterly productivity may increase or decrease significantly due to changes in the nature and timing of certain promotions from one year to another.

     In Mexico, net sales in the first quarter of 2005 decreased to $66.6 million from $70.9 million in the first quarter of 2004, a decrease of $4.3 million, or 6.1%. Net sales in Mexico measured in local currency decreased by 5.3% in the first quarter of 2005 over the comparable 2004 period. The period-over-period net sales decrease was due primarily to a decrease in consultant productivity partially offset by an increase in the average number of consultants. The decrease in consultant productivity was partially related to the timing of the Easter holiday. During 2005 the holiday was in March and in 2004 the holiday was in April. The average number of consultants during the first quarter of 2005 was 335,000 compared to 319,000 during the first quarter of 2004, an increase of 5.0%. The increase in the number of consultants was partially due to more consultants at the beginning of 2005 over the comparable prior year.

     In the United States, including the Dominican Republic, net sales in the first quarter of 2005 decreased to $22.3 million compared to $22.7 million in the first quarter of 2004, a decrease of $0.4 million, or 1.8%. Operations in the United States (inclusive of the Dominican Republic) are bifurcated into two separate units: the Hispanic Group, which includes the Hispanic Division and the Dominican Republic and represents approximately two-thirds of the United States segment and the U.S. Division. In the United States, the decrease in net sales was primarily the result of a decrease in the U.S. Division as a result of a decrease in the average number of consultants partially offset by an increase in Hispanic Group net sales.

     Net sales in the Hispanic Group (including the Dominican Republic) increased to $16.0 million in the first quarter of 2005 compared to $15.5 million in the first quarter of 2004, an increase of $0.5 million, or 3.2%. The net sales increase in the first quarter of 2005 compared to the first quarter of 2004 was primarily due to an increase in consultant productivity partially offset by a decrease in the average number of consultants. Consultant productivity increased 16.0% during the first quarter of 2005 compared first quarter of 2004. During the first quarter of the 2005, the Hispanic Division changed its program to increase the minimum order size in order to receive the maximum commission, which resulted in an increase in consultant productivity. The Dominican Republic consultant productivity increased as a result of the implementation of a new business model during mid 2004 and favorable exchange rates in 2005 over the comparable prior year period. The average number of consultants in the Hispanic Group during the first quarter of 2005 was approximately 48,000 compared to 54,000 in the comparable prior year period, a decrease of 11.1%.

     Net sales in the U.S. Division decreased 12.5% to approximately $6.3 million in the first quarter of 2005 compared to $7.2 million in the first quarter of 2004 as a result of a decrease in the average number of consultants. During the first quarter of 2005, the U.S. Division had an average of 24,000 consultants compared to 27,000 in the first quarter of 2004, a decrease of approximately 3,000 consultants, or 11.1%. The decrease was a result of a renewed emphasis on long term growth by the U.S. Division based on recruiting and retaining only consultants who are interested in actively selling Jafra products and recruiting other Jafra consultants. As part of this focus, the U.S. Division increased the minimum order size to receive the maximum commission and also introduced a new professional consultant case. However, in the short term, the result was a reduction in the consultant base as consultants who purchase Jafra products strictly for their own use have dropped out of the base. Consultant productivity in the U.S. Division was relatively constant period to period.

     In Europe, net sales decreased to $7.7 million in the first quarter of 2005 compared to $8.3 million in the first quarter of 2004, a decrease of $0.6 million, or 7.2%. The decrease was the result of a decrease in consultant productivity. In several European markets, the Company will launch a new career plan during the second quarter of 2005. This new plan was introduced during the first quarter of 2005 and as a result consultant productivity decreased as consultants wait for the new programs. The decrease in consultant productivity was partially offset by an increase in the average number of consultants. The average number of consultants in Europe was approximately 19,000, an increase of 3% over the comparable prior year period. The increase in the average number of consultants was driven by favorable recruiting promotions in the Company’s Italian subsidiary.

     Net sales in the other markets decreased to $0.2 million in the first quarter of 2005 compared to $1.2 million in the first quarter of 2004. Other markets consist of Brazil and Argentina. In 2005, only Argentina contributed net sales as a result of the Company ceasing its direct selling operations in Brazil during 2004. The Company will cease direct selling operations in Argentina during 2005.

     Gross profit. Consolidated gross profit in the first quarter of 2005 decreased to $75.3 million from $78.9 million in the comparable prior year period, a decrease of $3.6 million, or 4.6%. Gross profit as a percentage of net sales (gross margin) increased to 77.8% in the first quarter of 2005 from 76.5% in the first quarter of 2004. The increase in gross margin in the first quarter of 2005 was primarily a result of increased margins in Mexico and the United States and favorable manufacturing and other direct cost variances in the Company’s manufacturing operations.

     In Mexico, gross margin in the first quarter of 2005 increased to 76.1% from 75.3% in the first quarter of 2004. The increased gross margin in Mexico was primarily the result of a better resale to promotional product mix and better margins on non-resale and promotional sets.

     In the United States, gross margin in the first quarter of 2005 increased to 78.9% compared to 78.0% in the first quarter of 2004 as result of the product mix with more regular line products and more favorable margins on both regular line and promotional products.

     In Europe, gross margin in the first quarter of 2005 was relatively constant at 84.4% compared to the first quarter of 2004.

     Selling, general and administrative expenses. SG&A expenses in the first quarter of 2005 decreased to $60.2 million from $63.2 million in the first quarter of 2004, a decrease of $3.0 million or 4.7%. SG&A expenses as a percentage of net sales increased to 62.2% in the first quarter of 2005 compared to 61.3% in the first quarter of 2004, due primarily to increased SG&A expenses, as a percentage of net sales, at the Company’s Mexican and United States subsidiaries partially offset in part by reduced SG&A expenses, as a percentage of net sales, at the Company’s Corporate headquarters and U.S. subsidiary.

     In Mexico, SG&A expenses in the first quarter of 2005 decreased by $1.4 million, or 4.0%, to $33.3 million compared to $34.7 million in the first quarter of 2004. SG&A expenses increased as a percentage of net sales to 50.0% in the first quarter of 2005 compared to 48.9% in the first quarter of 2004. The increase in SG&A expenses as a percentage of net sales was primarily due to the unfavorable impact of reduced sales on fixed costs. This was partially offset by decreased bad debt expenses and personnel related expense savings.

     In the United States, SG&A expenses in the first quarter of 2005 increased by $0.8 million, or 5.2%, to $16.4 million from $15.6 million in the first quarter of 2004. SG&A expenses as a percentage of net sales were 73.5% in the first quarter of 2005 compared to 68.7% in the first quarter of 2004. The increase in SG&A expenses as a percentage of net sales and in total was primarily attributable to increased depreciation expense related to the acceleration of the depreciation as a result of the shortening of the useful life of the Company’s commercial software system. This was partially offset by savings in sales promotional expenses due to reduced promotional activity.

     In Europe, SG&A expenses in the first quarter of 2005 decreased by $0.7 million, or 10.4% to $6.0 million from $6.7 million in the first quarter of 2004. SG&A expenses as a percentage of net sales in Europe decreased to 77.9% in the first quarter of 2005 from 80.7% in the first quarter of 2004 due to reduced sales promotional activity during 2005 and a focus on cost containment. Germany and other European markets have delayed or eliminated certain expenditures during the first quarter of 2005 as these prepare for the launch of the new career plan during the second quarter of 2005.

     SG&A expenses in the Company’s other markets in the first quarter of 2005 decreased by $1.3 million, to $0.2 million compared to $1.5 million during the first quarter of 2004. The Company began winding down its operations in Brazil during the third quarter of 2004 and as a result, the only Brazilian expenses included in S,G&A during 2005 are those necessary to wind down the operation.

     SG&A expenses in “Corporate, Unallocated and Other” decreased to $4.3 million during the first quarter of 2005 compared to $4.7 million in the first quarter of 2004, a decrease of $0.4 million, or 8.5%. The decrease was the result of the timing of incremental costs and the reduction of certain personnel expenses in the Company’s corporate headquarters during the first quarter of 2005 compared to the first quarter of 2004.

     Transaction Related Expenses. During the first quarter of 2004, the Company incurred $3.4 million of transaction expenses for certain equity and acquisition transactions contemplated but subsequently abandoned.

     Restructuring and impairment charges. During the first quarter of the 2004, the Company recorded $1.9 million of restructuring charges, primarily severance charges, related to implementation of its plan to move substantially all of its manufacturing functions to its facilities in Mexico.

     Exchange (loss) gain. The Company’s foreign exchange loss was $0.5 million during the first quarter of 2005 compared to an exchange gain of $0.5 million during the first quarter of 2004, an unfavorable change of $1.0 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt at Jafra Distribution and gains and losses arising from other foreign currency-denominated transactions, including remeasurement of U.S. dollar-denominated intercompany accounts. During the first quarter of 2005, the Company recognized $0.2 million of losses related to the remeasurement of U.S. dollar-denominated debt, $0.1 million of losses on option contracts and $0.2 million of losses on other foreign currency transactions. During the first quarter of 2004, the Company recognized $0.9 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt. This was partially offset by $0.4 million of exchange losses on option contracts. The net gains and losses related to other foreign currency-

denominated transactions was nominal during the first quarter of 2004. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”

     Interest expense, net of interest income. Net interest expense (including interest income) in the first quarter of 2005 decreased to $5.1 million from $6.7 million in the first quarter of 2004, a decrease of $1.6 million. The decrease in net interest expense is primarily due to the decrease in the debt balance and specifically the repurchase of $69.5 million principal of 10 3/4% Notes during the first quarter of 2005.

     Loss on extinguishment of debt. During the first quarter of 2005, the Company repurchased $69.5 million of its outstanding 10 3/4% subordinated notes. In connection with the redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million or previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt during the first quarter of 2005.

     Income tax expense. Income tax expense was $2.0 million during the first quarter of 2005 compared to $3.0 million during the first quarter of 2004. During the first quarter of 2005, the Company had pretax losses and an income tax expense in its U.S. subsidiary. The effective rate in the U.S. subsidiary was greater than the statutory rate because of reversal of certain tax credits. In the Company’s Mexican subsidiaries, the income tax rate was lower than the effective tax rate because of certain permanent and temporary differences during the first quarter of 2005. During the first quarter of 2004, the Company’s effective tax rate from continuing operations was 71.4%. The effective tax rate was greater than the statutory rate during the first quarter of 2004 primarily as a result of valuation allowances against certain operating losses in its Mexican subidiary and valuation allowances against operating losses in its European and South American subsidiaries.

     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were nominal during the first quarter of 2005 compared to $0.1 million during the first quarter of 2004.

     Net loss. Net loss was $2.4 million in the first quarter of 2005 compared to net income of $1.1 million in the first quarter of 2004, an unfavorable change of $3.5 million. The unfavorable change was the result of a $3.6 million decrease in gross profit, a $1.0 unfavorable change in exchange (loss) gain, a $9.8 million loss on extinguishment of debt and the absence of $0.1 million of other income, partially offset by a $3.0 million decrease in selling, general and administrative expenses, the absence of $3.4 million of transaction related expenses and $1.9 million of restructuring and impairment charges, a $1.6 million decrease in interest expense, a $1.0 million favorable change in income tax expense and a $0.1 million decrease in loss on discontiuned operations.

Liquidity and Capital Resources

Overview

     The Company has historically funded expenditures for operations, administrative expenses, capital expenditures and debt service obligations with internally generated funds from operations, with working capital needs being satisfied from time to time with borrowings under various credit facilities. On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Company continues to focus on working capital management, including the collection of accounts receivable, decreasing inventory levels and management of accounts payable.

Liquidity

     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear interest at a fixed rate of 10 3/4% payable semi-annually. The Restated Credit Agreement provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement current bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. As of March 31, 2005, the applicable interest rate was 5.2%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At March 31, 2005, the Company had $34.3 million outstanding under the Restated Credit Agreement.

     The Company also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of 4.8%. The Loan Contract was allocated 100% to JCI and was paid in full on January 6, 2005.

     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture governing the 10 3/4% Notes. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. Jafra Cosmetics S.A. has also fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis.

     The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from Vorwerk of $79.1 million. As a result of this redemption and the redemption of $0.5 million of the 10 3/4% Notes during 2004, $130.0 million principal amount of the 10 3/4% Notes was outstanding at March 31, 2005.

     In connection with the February 17, 2005 redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt in the accompanying consolidated statements of operations during the three months ended March 31, 2005.

     As of March 31, 2005, approximately $5.1 million of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2005, the

Company and its subsidiaries were in compliance with all covenants.

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

     The terms of the Indenture significantly restrict the Company and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Company to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Company must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits (i) an aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Company to dividends necessary to fund specified costs and expenses, but permits the Company to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5 million.

     As of March 31, 2005, the Company had outstanding $164.3 million of debt, consisting of $130.0 million of 10 3/4% Notes and $34.3 million outstanding under the Restated Credit Agreement.

     The Company believes that its existing cash, cash flow from operations and availability under the Restated Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements, working capital needs and debt service obligations over the next twelve months. Reduced consultant disposable income could result in future reduced cash flows from operations, which may require the Company to use funds under the Restated Credit Agreement.

Cash Flows

     Net cash provided by operating activities was $0.1 million for the three months ended March 31, 2005 compared to $1.8 million for the three months ended March 31, 2004, a decrease of $1.7 million. Net cash provided by operating activities for the three months ended March 31, 2005 consisted of $7.4 million provided by net loss plus depreciation and other non-cash items included in net loss offset by $7.3 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the three months ended March 31, 2005 were an increase of $3.4 million in accounts payable and accrued liabilities and a $4.7 increase in prepaid income taxes.

     Net cash used in investing activities was $1.2 million for the three months ended March 31, 2005 primarily related to the purchase of property and equipment and investments related to the supplemental savings plan in the Company’U.S. subsidiary.

     Net cash provided in financing activities was $3.1 million for the three months ended March 31, 2005 and included a $79.1 million equity contribution from the shareholder, Jafra S.A., and net borrowings under the Restated Credit Agreement of $13.5 million, partially offset by $69.5 million of repurchase of subordinated debt, $20.0 million repayment of the Vorwerk note.

     The effect of exchange changes on cash was nominal during the three months ended March 31, 2005.

Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of the Company.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share based payments. The standard is effective for the Company beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) is not expected to impact the Company at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.

Business Trends and Initiatives

     The Company’s Mexico subsidiary has reported net sales growth measured in local currencies during the last several years despite the sales decline in the first quarter of 2005. The prior year net sales increases have primarily been a result of increases in the consultant base. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 69% of total net sales for the three months ended March 31, 2005 and 67% of total net sales for the year ended December 31, 2004.

     In the United States, the Company has continued its strategy of focusing on the distinct elements of its two basic customer groups. Net sales for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 decreased primarily as a result of a decrease in the consultant base.

     Net sales in Europe have decreased in the first quarter of 2005 compared to the first quarter of 2004. The programs in Germany and the other European markets are under evaluation and the Company is implementing a new career plan during the second quarter of 2005 to focus on recruiting and long term growth.

     During 2003, the Company discontinued it operations in Venezuela, Colombia, Chile and Peru and has classified the results from these operations as discontinued operations in its financial statements. During 2003 and 2004, the Company ceased direct selling operations in Thailand and Brazil, respectively, and is currently only incurring costs necessary to wind down the operations. The Company has entered into a third party agreement with a distributor in Brazil. The Company intends to primarily service the distribution agreement from its subsidiaries in Mexico and the United States. During 2005, the Company plans to cease operations in Argentina.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2004. No significant changes have occurred during the first three months of 2005 in relation to the interest rate risk or the Company’s credit standing.

Foreign Currency Risk

     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiares and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. However, 77% of the Company’s revenue for first three months of 2005 was generated in countries with a functional currency other than the U.S. dollar, and 69% of the Company’s revenue for the first three months of 2005 was denominated in Mexican pesos. As a result, the Company’s earnings and cash flows for the three months ended March 31, 2005 were exposed to fluctuations in foreign currency exchange rates.

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

     The Company uses foreign currency option contracts to hedge against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 587,000,000 and 545,000,000 in put and call positions at March 31, 2005 and December 31, 2004, respectively. The outstanding foreign currency option contracts outstanding at March 31, 2005 mature at various dates through June 30, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of March 31, 2005 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At March 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	179,000	12.50-12.94	$506	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	123	July-Sept. 2005
Mexican peso	181,000	12.39-13.32	278	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	78	Jan.-Mar. 2005
Mexican peso	76,000	12.74-12.87	77	Apr.-June 2006

	587,000		$1,062

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	179,000	11.34-11.73	$(229)	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	123	July-Sept. 2005
Mexican peso	181,000	11.23-12.06	148	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	224	Jan.-Mar. 2005
Mexican peso	76,000	11.54-11.65	(32)	Apr.-June 2006

	587,000		$234

     The following table provides information about the details of the Company’s option contracts as of December 31, 2004 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$298	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	443	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	87	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	163	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	23	Jan.-Mar. 2006

	545,000		$1,014

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$(29)	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	(131)	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	136	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	210	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	233	Jan.-Mar. 2006

	545,000		$419

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $1,296,000 and $1,433,000 at March 31, 2005 and December 31, 2004, respectively, represents the carrying value and was recorded in accrued liabilities in the consolidated balance sheets.

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

There has been no change in the Company’s internal controls or procedures during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

     On January 28, 2005 and February 1, 2005, the Company issued a combined 316,270 new shares of common stock to Jafra S.A., its parent, in exchange for an aggregate of approximately $47,500,000 in assets and $31,600,000 in cash. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits

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

Date    May 16, 2005