Form 10-Q
period 2005-06-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2005-10-03
CIK 1248305

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     Common stock, par value $100 per share, outstanding at August 31, 2005: 316,420.

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L. AND SUBSIDIARIES
Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Six Months Ended June 30, 2005

*	Jafra Worldwide Holdings (Lux) S.àr.l. (the “Parent”) is the parent company of Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”), which severally issued an original amount of $120 million and $80 million, respectively, of 10 3/4% Subordinated Notes of which $78.0 million and $52.0 million, respectively, are currently outstanding, (the “10 3/4% Notes”). The Parent has fully and unconditionally guaranteed the 10 3/4% Notes on a senior subordinated basis. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International, S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”), indirect subsidiaries of the Parent, have fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in addition to its own financial statements, in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$9,009	$10,586
Receivables, net	40,595	42,904
Inventories	43,583	40,375
Prepaid income taxes	344	767
Prepaid expenses and other current assets	6,747	6,847
Deferred income taxes	20,194	16,865
Assets from discontinued operations	133	133

Total current assets	120,605	118,477

Property and equipment, net	57,276	61,763

Other assets:
Goodwill	64,396	62,838
Trademarks	42,960	41,463
Deferred financing fees, employee supplemental savings and other, net	11,369	13,877

Total assets	$296,606	$298,418

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$17,827	$17,866
Accrued liabilities	49,107	53,499
Income taxes payable	501	2,463
Deferred income taxes	1,314	1,063
Due to Vorwerk	—	20,000
Liabilities from discontinued operations	131	129

Total current liabilities	68,880	95,020

Long-term debt	152,750	220,250
Deferred income taxes	19,965	18,178
Other long-term liabilities	5,308	5,131

Total liabilities	246,903	338,579

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, par value $100; 316,420 and 150 shares authorized, issued and outstanding in 2005 and 2004, respectively	31,642	15
Additional paid-in capital	51,769	4,296
Retained deficit	(24,680)	(35,001)
Accumulated other comprehensive loss	(9,028)	(9,471)

Total stockholder’s equity (deficit)	49,703	(40,161)

Total liabilities and stockholder’s equity (deficit)	$296,606	$298,418

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$102,291	$103,716	$199,109	$206,838
Cost of sales	21,955	23,875	43,520	48,058

Gross profit	80,336	79,841	155,589	158,780
Selling, general and administrative expenses	60,771	60,952	120,968	124,189
Transaction related expenses	—	26,114	—	29,523
Restructuring and impairment charges	—	864	—	2,773

Income (loss) from operations	19,565	(8,089)	34,621	2,295
Other income (expense):
Exchange gain (loss), net	2,571	(5,091)	2,078	(4,540)
Interest expense	(4,619)	(6,942)	(9,821)	(13,735)
Interest income	53	31	164	77
Loss on extinguishment of debt	—	—	(9,753)	—
Other expense	(97)	(184)	(214)	(184)
Other income	55	44	84	27

Income (loss) before income taxes	17,528	(20,231)	17,159	(16,060)
Income tax expense (benefit)	4,820	(7,069)	6,821	(4,123)

Income (loss) from continuing operations	12,708	(13,162)	10,338	(11,937)
Loss on discontinued operations, net of income tax expense of $0.0 million in 2005 and 2004	(7)	(46)	(17)	(186)

Net income (loss)	$12,701	$(13,208)	$10,321	$(12,123)

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$10,321	$(12,123)
Loss on discontinued operations, net of income tax	17	186

Income (loss) from continuing operations	10,338	(11,937)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	6,705	3,270
Amortization and write off of deferred financing fees	2,737	980
Provision for uncollectible accounts receivable	4,043	4,256
Non-cash compensation expense	—	4,922
Asset impairment charges	—	423
Unrealized foreign exchange and derivative (gains) losses	(2,456)	4,511
Deferred income taxes	(1,589)	—
Changes in operating assets and liabilities:
Receivables	(424)	(5,082)
Inventories	(2,019)	(3)
Prepaid expenses and other current assets	(303)	(5,753)
Other assets	304	(362)
Accounts payable and accrued liabilities	(6,682)	(6,068)
Income taxes payable/prepaid, net	(1,621)	(5,892)
Other long-term liabilities	177	107

Net cash provided by (used in) operating activities	9,209	(16,628)

Net operating activities of discontinued operations	2	17

Cash flows from investing activities:
Purchases of property and equipment	(956)	(3,563)
Investment in employee supplemental savings plan	(421)	223

Net cash used in investing activities	(1,377)	(3,340)

Cash flows from financing activities:
Repurchase of subordinated debt	(69,500)	—
Repayments under term loan facility	—	(3,750)
Borrowings under revolving credit facility	46,000	28,900
Repayments under revolving credit facility	(44,000)	(13,900)
Repayment of Vorwerk note	(20,000)	—
Equity contribution from shareholder	79,100	—
Distribution to Parent	—	(626)
Deferred financing costs	—	42

Net cash (used in) provided by financing activities	(8,400)	10,666
Effect of exchange rate changes on cash	(1,011)	(67)

Net decrease in cash and cash equivalents	(1,577)	(9,352)
Cash and cash equivalents at beginning of period	10,586	16,120

Cash and cash equivalents at end of period	$9,009	$6,768

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
     The accompanying unaudited interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 and the accompanying audited consolidated balance sheet as of December 31, 2004 reflect the operations of the Parent and its subsidiaries and are referred to collectively as “the Company.” Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”) and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) are collectively referred to as “Jafra Mexico.”
     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, except for a correction of an error related to revenue recognition as discussed below, necessary to fairly state the Company’s consolidated financial statements as of June 30, 2005 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The functional currency of certain of the Company’s foreign subsidiaries generally consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income (loss).
     During the three months ended June 30, 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. The impact of the correction in the revenue recognition policy decreased net sales by $5,111,000 for the three and six months ended June 30, 2005. This correction also decreased cost of sales by $1,171,000, gross profit by $3,940,000, selling, general and administrative expenses by $1,659,000, income (loss) from operations by $2,281,000 and net income by $1,515,000 for the three and six months ended June 30, 2005. The Company has determined that this correction did not have a material impact on the prior period financial statements. Further, the Company has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(2) Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials and supplies	$10,662	$10,744
Finished goods	32,921	29,631

Total inventories, net	$43,583	$40,375

(3) Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Land	$16,087	$15,733
Buildings	17,200	16,805
Machinery, equipment and other	54,217	52,754

	87,504	85,292
Less accumulated depreciation	30,228	23,529

Property and equipment, net	$57,276	$61,763

     During the six months ended June 30, 2005, the Company determined that certain software and hardware at its United States subsidiary will not be utilized for the original estimated useful life because the Company intends to replace these assets. Therefore, the Company accelerated the depreciation expense so that these assets will be fully depreciated by the end of 2005. During the three and six months ended June 30, 2005, the Company recorded $1,490,000 and $3,000,000, respectively, of incremental depreciation expense related to these assets.
(4) Goodwill and Other Intangible Assets
     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $42,960,000 as of June 30, 2005. The changes in the carrying amount of goodwill for the year ended December 31, 2004 and for the six months ended June 30, 2005 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total
Balance as of December 31, 2003	$32,188	$26,428	$4,480	$—	$63,096
Translation effect	—	130	(388)	—	(258)

Balance as of December 31, 2004	32,188	26,558	4,092	—	62,838
Translation effect	—	983	575	—	1,558

Balance as of June 30, 2005	$32,188	$27,541	$4,667	$—	$64,396

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(5) Income Taxes
     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rates to income before taxes for the three and six months ended June 30, 2005 primarily due to (i) state income taxes and other permanent and temporary differences including the write off of foreign tax and research and development credits in the Company’s U.S. subsidiary in the first quarter of 2005 and (ii) temporary and permanent differences in the Company’s Mexican subsidiaries. The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rates to loss before income taxes for the three and six months ended June 30, 2004 primarily due to (i) valuation allowances recorded against pretax losses at Jafra Distribution and at the Company’s European and South American entities, (ii) state income taxes and (iii) certain permanent differences, including inflation, at Jafra Cosmetics S.A.
(6) Debt
     On May 20, 2003, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (collectively, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear interest at a fixed rate of 10 3/4% payable semi-annually. The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from Vorwerk of $79,100,000. As a result of this redemption and the redemption of $500,000 of the original $200 million of 10 3/4% Notes during 2004, $130,000,000 principal amount of the original $200 million of 10 3/4% Notes was outstanding at June 30, 2005. At December 31, 2004, $199,500,000 principal amount of the original $200 million of 10 3/4% Notes was outstanding.
     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.0% and are subject to periodic adjustment based on certain levels of financial performance. As of June 30, 2005, the applicable interest rate was approximately 5.1%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At June 30, 2005 and December 31, 2004, the Company had $22,750,000 and $20,750,000, respectively outstanding under the Restated Credit Agreement.
     The Company also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of 4.8%. The Loan Contract was allocated 100% to JCI and was repaid in full on January 6, 2005.
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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In connection with the February 17, 2005 redemption of the 10 3/4% Notes, the Company paid $7,472,000 of premiums and wrote off approximately $2,281,000 of previously capitalized deferred financing fees. As a result, the Company recorded $9,753,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the six months ended June 30, 2005.
     As of June 30, 2005, approximately $4,866,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2005 and December 31, 2004, the Company and its subsidiaries were in compliance with all covenants.
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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(7) Equity
     During the six months ended June 30, 2005, through a series of transactions, Jafra S.A. subscribed to 316,270 newly issued shares of common stock of the Company for approximately $79,100,000 in cash. The proceeds of the equity offering were used to redeem a portion of the 10 3/4% Notes (See Note 6).
(8) Transaction Related Expense
     On May 27, 2004, Vorwerk & Co. eins GmbH acquired all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition’). During the three and six months ended June 30, 2004, the Company incurred $26,114,000 and $29,523,000, respectively, of transaction fees related to the Acquisition and other transactions contemplated but not completed. Included in these amounts was $20,282,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra. S.A. and $4,922,000 of special bonus payments paid directly by the former shareholder.
(9) Restructuring Charges
     During the year ended December 31, 2004, the Company recorded a total of $5,017,000 of restructuring and impairment charges. Of these charges, $2,838,000 related primarily to the transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico from the United States. Additionally, during the year ended December 31, 2004, the Company recorded $2,179,000 of severance related charges related to the resignation of four members of management. During the three and six months ended June 30, 2004, the Company recorded $864,000 and $2,773,000, respectively, of restructuring and asset impairment charges. Of these charges, approximately $423,000 was for non-cash asset impairment charges. The transfer of the manufacturing operations was substantially complete during the second quarter of 2004. The Company expects the ending balance to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Opening balance	$1,937	$1,220	$2,391	$—
Additions	—	864	—	2,773
Charges against reserves	(240)	(661)	(694)	(1,350)

Ending balance	$1,697	$1,423	$1,697	$1,423

(10) Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$12,701	$(13,208)	$10,321	$(12,123)
Unrealized and deferred realized (loss) gain on derivatives	(77)	236	(74)	(199)
Reclassification of deferred realized loss to exchange gain (loss)	123	—	131	—
Reclassification of deferred realized (gain) loss to cost of sales	(4)	—	8	—
Foreign currency translation adjustments	(163)	1,518	378	1,058

Comprehensive income (loss)	$12,580	$(11,454)	$10,764	$(11,264)

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
     The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in the Company’s audited consolidated financial statements as of and for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on segment operating income, excluding restructuring, impairment and certain other charges not related to the normal operations of the Company. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and segment income (loss) from operations. The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.”

		United States
		and the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
	(in thousands)
As of and for the three months ended June 30, 2005
Net sales	$71,108	$22,480	$8,549	$154	$—	$102,291
Income (loss) from operations	20,679	1,539	898	(221)	(3,330)	19,565
Depreciation	889	2,292	77	7	—	3,265
Segment assets	195,063	85,139	15,890	899	(518)	296,473
Discontinued operations assets	—	—	—	133	—	133
Goodwill	27,541	32,188	4,667	—	—	64,396

For the three months ended June 30, 2004
Net sales	$67,581	$25,996	$8,763	$1,376	$—	$103,716
Income (loss) from operations	21,239	2,180	498	(626)	(31,380)	(8,089)
Depreciation	601	923	112	23	—	1,659

As of December 31, 2004
Segment assets	$188,832	$91,861	$17,571	$1,376	$(1,355)	$298,285
Assets from discontinued operations	—	—	—	133	—	133
Goodwill	26,558	32,188	4,092	—	—	62,838

For the six months ended June 30, 2005
Net sales	$137,676	$44,811	$16,277	$345	$—	$199,109
Income (loss) from operations	38,094	2,740	1,374	(311)	(7,276)	34,621
Depreciation	1,898	4,605	188	14	—	6,705
Capital expenditures	407	386	163	—	—	956

For the six months ended June 30, 2004
Net sales	$138,429	$48,743	$17,056	$2,610	$—	$206,838
Income (loss) from operations	39,898	4,244	765	(1,284)	(41,328)	2,295
Depreciation	1,180	1,818	224	48	—	3,270
Capital expenditures	1,528	1,922	74	39	—	3,563

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Corporate, unallocated and other includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Corporate expenses	$(3,128)	$(3,595)	$(6,368)	$(7,639)
Transaction related expenses	—	(26,114)	—	(29,523)
Restructuring charges	—	(864)	—	(2,773)
Other charges(1)	(202)	(807)	(908)	(1,393)

Total corporate, unallocated and other	$(3,330)	$(31,380)	$(7,276)	$(41,328)

(1)	Other charges include holding company expenses, severance, loss or gain on sale of assets and other charges not related to the normal operations of the business.
     As discussed in Note 1 to the consolidated financial statements, during the quarter ended June 30, 2005 the Company corrected its revenue recognition policy to recognize net sales, cost of sales and related direct and incremental selling expenses at the point of delivery. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. The following table provides the reduction caused by the correction in revenue recognition policy for the segments impacted for the three and six months ended June 30, 2005:

		United States
		and the
		Dominican	Consolidated
	Mexico	Republic	Total
For the three and six months ended June 30, 2005
Net sales	$3,992	$1,119	$5,111
Income (loss) from operations	1,750	531	2,281
(12) Commitments and Contingencies
     The Company has implemented a structure in a certain foreign jurisdiction to minimize import taxes. While management believes this structure adequately protects and minimizes the company’s exposure to import taxes, the Company may be adversely impacted if this structure does not withstand challenges by local tax authorities. Management believes that this resolution of a tax authority challenge, if any, will not have a material adverse effect on the Company’s business, financial condition or results of operations.
     The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations.
(13) Foreign Currency Option Contracts
     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, the Company enters into foreign currency option contracts (“option contracts” or “options”). The Company places option contracts based on its rolling forecasted cash outflows from Jafra Mexico and can hedge transactions included in the forecast on the date the option contract is initiated. As a matter of policy, the Company does not hold or issue option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The Company has previously designated certain of its option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative can be deferred as a component of other comprehensive loss. Such amounts will then be reclassified from other comprehensive loss into net income (loss) when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra Mexico. The Company does not currently have any of its option contracts designated as cash flow hedges.
     During the three and six months ended June 30, 2005, the Company recognized losses of approximately $1,546,000 and $1,588,000, respectively, on option contracts as a component of exchange gain (loss) on the accompanying consolidated statements of operations. During the three and six months ended June 30, 2004, the Company recognized approximately $387,000 of gains and $33,000 of losses on option contracts, respectively, as a component of exchange gain (loss) on the accompanying consolidated statements of operations.
     As of December 31, 2004, the Company had deferred as a component of other comprehensive income (loss) $65,000 of losses on option contracts. During the six months ended June 30, 2005, the Company deferred as a component of other comprehensive income (loss) an additional $75,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. During the six months ended June 30, 2005, the Company recognized the entire $140,000 of losses as a component of exchange gain (loss) on the accompanying consolidated statements of operations. As of June 30, 2005, the Company has no losses or gains deferred as a component of other comprehensive income (loss).
     The fair value of the option contracts was $2,682,000 and $1,433,000 at June 30, 2005 and December 31, 2004, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets. Substantially all of these contracts are not classified as qualifying or highly effective hedges, and as such, changes in fair value will be included in earnings.
     During the six months ended June 30, 2005 and 2004, the ineffectiveness generated by the Company’s option contracts designated as hedges was insignificant and accordingly nothing was reclassified into earnings during either period.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 648,000,000 and 545,000,000 in put and call positions at June 30, 2005 and December 31, 2004, respectively, and mature at various dates through September 29, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.
(14) Discontinued Operations
     During 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and liquidated a majority of the assets in 2003. As such, the results of the operations of these markets have been classified as discontinued operations in all periods presented in the statements of operations. The assets and liabilities from the discontinued operations have been segregated in the accompanying consolidated balance sheets. The Company completed the liquidation of its operations of Venezuela during the six months ended June 30, 2005 and expects to complete liquidation in the other markets during 2005.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Net sales and loss on discontinued operations was as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the three months ended June 30, 2005
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(2)	—	—	(5)	(7)

For the three months ended June 30, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(17)	(17)	(1)	(11)	(46)

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the six months ended June 30, 2005
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(3)	(6)	—	(8)	(17)

For the six months ended June 30, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(114)	(31)	(12)	(29)	(186)
The components of assets and liabilities of the discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
As of June 30, 2005
Assets:
Cash	$—	$45	$30	$7	$82
Receivables, net	—	29	—	22	51

Total assets	$—	$74	$30	$29	$133

Liabilities:
Accounts payable	$—	$20	$—	$—	$20
Accrued liabilities	—	111	—	—	111

Total liabilities	$—	$131	$—	$—	$131

As of December 31, 2004
Assets:
Cash	$—	$45	$32	$7	$84
Receivables, net	—	28	—	—	28
Prepaid and other assets	—	—	—	21	21

Total assets	$—	$73	$32	$28	$133

Liabilities:
Accounts payable	$—	$12	$—	$7	$19
Accrued liabilities	—	110	—	—	110

Total liabilities	$—	$122	$—	$7	$129

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$6,219	$5,748
Receivables, net	4,255	4,775
Inventories	10,102	11,464
Receivables from affiliates	18,756	24,644
Prepaid expenses and other current assets	2,618	2,934
Deferred income taxes	12,598	14,430

Total current assets	54,548	63,995

Property and equipment, net	20,685	24,988

Other assets:
Goodwill	36,855	36,280
Notes receivable from affiliates	12,424	20,082
Deferred financing fees, net	2,071	3,262
Employee supplemental savings plan and other assets	5,376	5,276

Total assets	$131,959	$153,883

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$2,184	$3,497
Accrued liabilities	20,454	20,389
Income taxes payable	405	2,463
Payables to affiliates	8,880	18,349
Due to Vorwerk	—	20,000

Total current liabilities	31,923	64,698

Long-term debt	72,000	91,800
Deferred income taxes	6,339	6,339
Employee supplemental savings plan and other liabilities	5,308	5,131

Total liabilities	115,570	167,968

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2005 and 2004	—	—
Additional paid-in capital	35,958	4,296
Retained deficit	(17,677)	(16,275)
Accumulated other comprehensive loss	(1,892)	(2,106)

Total stockholder’s equity (deficit)	16,389	(14,085)

Total liabilities and stockholder’s equity (deficit)	$131,959	$153,883

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales to third parties	$31,029	$34,759	$61,088	$65,799
Sales to affiliates	171	2,522	391	5,412

Net sales	31,200	37,281	61,479	71,211
Cost of sales	7,216	10,341	13,848	19,650

Gross profit	23,984	26,940	47,631	51,561
Selling, general and administrative expenses	26,392	29,013	52,134	56,110
Transaction related expenses	—	23,393	—	26,802
Restructuring charges	—	864	—	2,611
Management fee income from affiliates	(470)	(5,765)	(2,066)	(7,684)
Royalty income from affiliates, net	(5,618)	(5,070)	(11,204)	(10,518)
Market subsidy expense	—	350	—	600

Income (loss) from operations	3,680	(15,845)	8,767	(16,360)
Other income (expense):
Exchange loss, net	(266)	(200)	(375)	(239)
Interest expense	(2,109)	(2,733)	(4,167)	(5,384)
Interest income	127	144	278	234
Loss on extinguishment of debt	—	—	(3,963)	—
Other expense	(17)	(12)	(18)	(12)
Other income	43	68	70	107

Income (loss) before income taxes	1,458	(18,578)	592	(21,654)

Income tax expense (benefit)	505	(6,854)	1,994	(7,961)

Net income (loss)	$953	$(11,724)	$(1,402)	$(13,693)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(1,402)	$(13,693)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,793	2,042
Provision for uncollectible accounts receivable	250	435
Non-cash compensation expense	—	4,922
Write off and amortization of deferred financing fees	1,195	426
Asset impairment charges	—	423
Unrealized foreign exchange loss	328	174
Deferred income taxes	1,832	—
Changes in operating assets and liabilities:
Receivables	270	(712)
Inventories	1,362	972
Prepaid expenses and other current assets	316	(5,380)
Intercompany receivables and payables	4,353	(751)
Other assets	321	(306)
Accounts payable and accrued liabilities	(1,248)	(1,746)
Income taxes payable/prepaid	(2,058)	(305)
Other long-term liabilities	177	107

Net cash provided by (used in) operating activities	10,489	(13,392)

Cash flows from investing activities:
Purchases of property and equipment	(549)	(1,996)
Investment in employee supplemental savings plan	(421)	223

Net cash used in investing activities	(970)	(1,773)

Cash flows from financing activities:
Repayments of subordinated debt	(27,800)	—
Repayment of Vorwerk note	(20,000)	—
Repayments under term loan facility	—	(1,500)
Borrowings under revolving credit facility	43,000	28,900
Repayments under revolving credit facility	(35,000)	(13,900)
Repayments from (advances to) affiliates	(604)	(1,797)
Equity contribution from Parent	31,662	—
Distribution to parent	—	(626)
Deferred financing costs	—	42

Net cash (used in) provided by financing activities	(8,742)	11,119
Effect of exchange rate changes on cash	(306)	278

Net increase (decrease) in cash and cash equivalents	471	(3,768)
Cash and cash equivalents at beginning of period	5,748	8,879

Cash and cash equivalents at end of period	$6,219	$5,111

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
     The accompanying unaudited interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 reflect the operations of Jafra Cosmetics International, Inc. and its subsidiaries (“JCI”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, except for a correction of an error related to revenue recognition as discussed below, necessary to fairly state JCI’s consolidated financial statements as of June 30, 2005 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.
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
     During the three months ended June 30, 2005, JCI corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by JCI at the time of shipment. The impact of the correction in the revenue recognition policy decreased net sales by $1,119,000 for the three and six months ended June 30, 2005. This correction also decreased cost of sales by $233,000, gross profit by $886,000, selling, general and administrative expenses by $355,000, income (loss) from operations by $531,000 and net income by $325,000 for the three and six months ended June 30, 2005. JCI has determined that this correction did not have a material impact on the prior period financial statements. Further, JCI has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Land	$6,188	$6,188
Buildings	7,252	7,212
Machinery, equipment and other	25,165	25,131

	38,605	38,531
Less accumulated depreciation.	17,920	13,543

Property and equipment, net	$20,685	$24,988

     During the six months ended June 30, 2005, JCI determined that certain software and hardware at its United States subsidiary will not be utilized for the original estimated useful life because JCI intends to replace these assets. Therefore, JCI accelerated the depreciation expense so that the software will be fully depreciated by the end of 2005. During the three and six months ended June 30, 2005, JCI recorded $1,490,000 and $3,000,000, respectively, of incremental depreciation expense related to these assets.
(3) Goodwill and Other Intangible Assets
     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $267,000 as of June 30, 2005. The changes in the carrying amount of goodwill for the year ended December 31, 2004 and for the six months ended June 30, 2005 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2003	$32,188	$4,480	$36,668
Translation effect	—	(388)	(388)

Balance as of December 31, 2004	$32,188	$4,092	$36,280
Translation effect	—	575	575

Balance as of June 30, 2005	$32,188	$4,667	$36,855

(4) Income Taxes
     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to loss before income taxes for the three and six months ended June 30, 2005 and 2004, principally as the result of state income tax and certain permanent and temporary differences, including the write off of certain foreign tax and research and development credits in the first quarter of 2005.
(5) Debt
     On May 20, 2003, JCI and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution” and collectively with JCI, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually. The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, JCI redeemed $27,800,000 of the original $80 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent. As a result of this redemption and the redemption of $200,000 of the original $80 million of 10 3/4% Notes during 2004, $52,000,000 principal amount of the original $80 million of 10 3/4% Notes was outstanding at June 30, 2005. At December 31, 2004, $79,800,000 principal amount of the original $80 million of 10 3/4% Notes was outstanding.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.0% and are subject to periodic adjustment based on certain levels of financial performance. As of June 30, 2005, the applicable interest rate was approximately 5.1%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At June 30, 2005 and December 31, 2004, JCI had $20,000,000 and $12,000,000, respectively, outstanding under the Restated Credit Agreement.
     JCI also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of 4.8%. The Loan Contract was repaid in full on January 6, 2005.
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
     In connection with the February 17, 2005 redemption of the 10 3/4% Notes, JCI paid $2,989,000 of premiums and wrote off approximately $974,000 of previously capitalized deferred financing fees. As a result, JCI recorded $3,963,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the six months ended June 30, 2005.
     As of June 30, 2005, approximately $2,071,000 of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit JCI’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. de C.V. (“Jafra Cosmetics S.A.”). As of June 30, 2005 and December 31, 2004, the Parent and its subsidiaries were in compliance with all covenants.
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
(6) Equity
     During the six months ended June 30, 2005, the Parent contributed $31,662,000 to JCI in order for JCI to redeem a portion of the 10 3/4% Notes (See Note 5).
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
(8) Restructuring Charges
     During the year ended December 31, 2004, JCI recorded a total of $4,790,000 of restructuring and impairment charges. Of these charges, $2,611,000 related primarily to the transfer of substantially all of its skin and body care manufacturing operations from the United States to the Parent’s facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. Additionally, during the year ended December 31, 2004, JCI recorded $2,179,000 of severance related charges related to the resignation of four members of management. JCI recorded $864,000 and $2,611,000 of these charges during the three and six months ended June 30, 2004, respectively. Of these charges, approximately $423,000 was for non-cash asset impairment charges. JCI expects the balance to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Opening balance	$1,937	$1,220	$2,391	$—
Additions	—	864	—	2,611
Charges against reserves	(240)	(661)	(694)	(1,188)

Ending balance	$1,697	$1,423	$1,697	$1,423

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(9) Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$953	$(11,724)	$(1,402)	$(13,693)
Foreign currency translation adjustments	48	110	214	(162)

Comprehensive income (loss)	$1,001	$(11,614)	$(1,188)	$(13,855)

(10) Related Party Transactions
     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products, and starting in late 2004, most skin and body care products from Jafra Mexico totaling $3,946,000 and $6,964,000 for the three and six months ended June 30, 2005, respectively, and $2,942,000 and $5,626,000 for the three and six months ended June 30, 2004, respectively.
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
     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $710,000 and $1,492,000 for the three and six months ended June 30, 2005, respectively, and $844,000 and $1,594,000 for the three and six months ended June 30, 2004, respectively, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,328,000 and $12,696,000 for the three and six months ended June 30, 2005, respectively, and $5,914,000 and $12,112,000 for the three and six months ended June 30, 2004, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.
     JCI has granted loans to certain affiliates at annual interest rates ranging from 3% to 5%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2004 and June 30, 2005 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $120,000 and $244,000 for the three and six months ended June 30, 2005, respectively, and $144,000 and $234,000 for the three and six months ended June 30, 2004, respectively, and was included in interest income on the accompanying consolidated statements of operations.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(11) Financial Reporting for Business Segments
     JCI’s business is comprised of one industry segment, direct selling, with operations, principally in the United States and Europe. JCI is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. JCI has two reportable business segments: the United States, including the Dominican Republic, and Europe. Business results for the Thailand subsidiary are included in the following table under the caption “All Others.”
     The accounting policies used to prepare the information reviewed by JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies included in JCI’s audited consolidated financial statements as of and for the year ended December 31, 2004 included in the Parent’s Annual Report on Form 10-K. JCI evaluates performance based on segment operating income, excluding restructuring, impairment and certain other charges not related to the normal operations of JCI. Consistent with the information reviewed by JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments for purposes of this presentation. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and income (loss) from operations. The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.” Gross Profit from affiliates, management fee income from affiliates, royalty income from affiliates and market subsidy expense to affiliates are included in the following table under the caption “Corporate, Unallocated and Other.”

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
	Republic	Europe (1)	Others	and Other	Total
As of and for the three months ended June 30, 2005
Net sales	$22,480	$8,549	$—	$171	$31,200
Income from operations	1,539	898	—	1,243	3,680
Depreciation	2,292	77	—	—	2,369
Segment assets	85,139	15,580	60	31,180	131,959
Goodwill	32,188	4,667	—	—	36,855

For the three months ended June 30, 2004
Net sales	$25,996	$8,763	$—	$2,522	$37,281
Income (loss) from operations	2,180	498	—	(18,523)	(15,845)
Depreciation	923	112	—	—	1,035

As of December 31, 2004
Segment assets	$91,861	$17,233	$63	$44,726	$153,883
Goodwill	32,188	4,092	—	—	36,280

For the six months ended June 30, 2005
Net sales	$44,811	$16,277	$—	$391	$61,479
Income from operations	2,740	1,374	—	4,653	8,767
Depreciation	4,605	188	—	—	4,793
Capital expenditures	386	163	—	—	549

For the six months ended June 30, 2004
Net sales	$48,743	$17,056	$—	$5,412	$71,211
Income (loss) from operations	4,244	765	—	(21,369)	(16,360)
Depreciation	1,818	224	—	—	2,042
Capital expenditures	1,922	74	—	—	1,996

(1)	excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and affiliate of JCI

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Corporate, unallocated and other includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Corporate expenses	$(4,622)	$(4,076)	$(8,166)	$(8,210)
Transaction related expenses	—	(23,393)	—	(26,802)
Transaction with affiliates	6,088	10,488	13,267	17,603
Restructuring charges	—	(864)	—	(2,611)
Other charges(1)	(223)	(678)	(448)	(1,349)

Total corporate, unallocated and other	$1,243	$(18,523)	$4,653	$(21,369)

(1)	Other charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.
     As discussed in Note 1 to the consolidated financial statements, during the quarter ended June 30, 2005 the Company corrected its revenue recognition policy to recognize net sales, cost of sales and related direct and incremental selling expenses at the point of delivery. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. The following table provides the reduction caused by the correction in revenue recognition policy for the segments impacted for the three and six month periods ended June 30, 2005:

	United States
	and the
	Dominican	Consolidated
	Republic	Total
For the three and six months ended June 30, 2005
Net sales	$1,119	$1,119
Income (loss) from operations	531	531
(12) Commitments and Contingencies
     The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash	$5	$83
Receivables	354	297
Inventories	34,068	29,583
Receivables from affiliates	10,328	18,073
Prepaid income taxes	4,258	1,267
Prepaid expenses and other current assets	6,036	2,690

Total current assets	55,049	51,993

Machinery and equipment, net	2,035	2,095

Other assets:
Deferred financing fees, net	2,625	4,119
Investment in preferred shares of affiliated company	131,354	126,663
Other	2,554	2,664

Total assets	$193,617	$187,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,249	$12,014
Accrued liabilities	1,233	1,892
Payables to affiliates	528	2,535
Deferred income taxes	1,314	1,063

Total current liabilities	16,324	17,504

Long-term debt	80,750	128,450
Deferred income taxes	3,556	1,820

Total liabilities	100,630	147,774

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2005 and 2004	5	5
Additional paid-in capital	47,490	—
Retained earnings	47,514	45,338
Accumulated other comprehensive loss	(2,022)	(5,583)

Total stockholders’ equity	92,987	39,760

Total liabilities and stockholders’ equity	$193,617	$187,534

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Third party net sales	$12	$—	$12	$—
Sales to affiliates	38,946	36,867	75,752	76,043

Net sales	38,958	36,867	75,764	76,043
Cost of sales	23,119	25,276	45,409	51,682

Gross profit	15,839	11,591	30,355	24,361
Selling, general and administrative expenses	(6)	109	691	1,014
Management fee expense to affiliate	145	1,898	543	2,369
Service fee expense to affiliate	10,022	8,153	16,725	14,622

Income from operations	5,678	1,431	12,396	6,356
Other expense:
Exchange gain (loss), net	3,193	(880)	2,675	(3,263)
Interest expense	(2,446)	(4,091)	(5,534)	(8,206)
Interest income	—	—	21	34
Loss on extinquishment of debt	—	—	(5,790)	—
Other expense	(3)	—	—	—

Income (loss) before income taxes	6,422	(3,540)	3,768	(5,079)
Income tax expense	1,607	—	1,592	—

Net income (loss)	$4,815	$(3,540)	$2,176	$(5,079)

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,176	$(5,079)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	379	396
Write off and amortization of deferred financing fees	1,542	545
Unrealized foreign exchange and derivative (gain) loss	(2,683)	3,796
Deferred income taxes	1,833	—
Changes in operating assets and liabilities:
Receivables	(46)	(19)
Inventories	(3,304)	(1,053)
Prepaid expenses and other current assets	(305)	99
Value-added tax receivables	—	—
Intercompany receivables and payables	5,952	546
Other assets	(31)	66
Accounts payable and accrued liabilities	(2,800)	5,654
Income taxes payable	(2,869)	(2,961)
Other long-term liabilities	—	—

Net cash (used in) provided by operating activities	(156)	1,990

Cash flows from investing activities:
Purchases of property and equipment	(10)	(212)

Net cash used in investing activities	(10)	(212)

Cash flows from financing activities:
Repurchase of subordinated debt	(41,700)	—
Borrowings under revolving credit facility	3,000	—
Repayments under revolving credit facility	(9,000)	(2,250)
Contribution from shareholders	47,490	—

Net cash used in financing activities	(210)	(2,250)

Effect of exchange rate changes on cash	298	(40)

Net decrease in cash	(78)	(512)
Cash at beginning of period	83	523

Cash at end of period	$5	$11

See accompanying notes to financial statements

DISTRIBUIDRA COMERCIAL JAFRA, S.A. DE C.V.
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
     The accompanying unaudited interim financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 reflect the operations of Jafra Distribution and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, except for a correction of an error related to revenue recognition as discussed below, necessary to fairly state Jafra Distribution’s financial statements as of June 30, 2005 and for the interim periods presented.
     The functional currency for Jafra Distribution is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.
     During the three months ended June 30, 2005, Jafra Distribution corrected its revenue recognition policies to recognize net sales and cost of sales at the point of delivery. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales and cost of sales are recognized when title and risk of loss have transferred to the affiliate, generally at the time the product is received by the consultant of the affiliate. Historically, net sales and cost of sales had been incorrectly recorded by Jafra Distribution at the time of shipment. The impact of the correction in revenue recognition policy decreased net sales by $1,520,000 for the three and six months ended June 30, 2005. This also decreased cost of sales by $938,000, gross profit by $582,000 income (loss) from operations by $582,000 and net income by $396,000 for the three and six months ended June 30, 2005. Jafra Distribution has determined that this correction did not have a material impact on the prior period financial statements. Further, Jafra Distribution has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
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

DISTRIBUIDRA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
(2) Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Raw materials and supplies	$10,630	$10,682
Finished goods	23,438	18,901

Total inventories, net	$34,068	$29,583

(3) Machinery and Equipment
     Machinery and equipment consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Machinery, equipment and other	$2,664	$2,559
Less accumulated depreciation	629	464

Machinery and equipment, net	$2,035	$2,095

(4) Investment in Affiliated Company
     On May 20, 2003, Jafra Distribution subscribed for and purchased 13,642 shares Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000 as an investment in affiliated company in the accompanying balance sheets. Except for the effect of translation, which has reduced the investment by approximately $5,066,000, Jafra Distribution carries the investment on its balance sheet at cost.
(5) Income Taxes
     During the three and six months ended June 30, 2005, the income tax differed from the statutory income tax rate as a result of certain permanent and timing differences. During the three and six months ended June 30, 2004, Jafra Distribution recorded valuation allowances against certain pretax losses.
(6) Debt
     On May 20, 2003, Jafra Distribution and Jafra Cosmetics International, Inc. (“JCI” and collectively with Jafra Distribution, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of Jafra Distribution and JCI in the original amount of $120 million and $80 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually. The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, Jafra Distribution redeemed $41,700,000 of the original $120 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an indirect equity contribution from the Parent. As a result of this redemption and the redemption of $300,000 of the original $120 million of 10 3/4% Notes during 2004, $78,000,000 principal amount of the original $120 million of 10 3/4% Notes was outstanding at June 30, 2005. At December 31, 2004, $119,700,000 principal amount of the original $120 million of 10 3/4% Notes was outstanding.

DISTRIBUIDRA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
     On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.0% and are subject to periodic adjustment based on certain levels of financial performance. As of June 30, 2005, the applicable interest rate was approximately 5.1%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of Jafra Distribution and JCI. At June 30, 2005, Jafra Distribution had $2,750,000 outstanding under the Restated Credit Agreement.
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
     In connection with the February 17, 2005 redemption of the 10 3/4% Notes, Jafra Distribution paid $4,483,000 of premiums and wrote off approximately $1,307,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded a $5,790,000 loss on extinguishment of debt in the accompanying statements of operations during the six months ended June 30, 2005.
     As of June 30, 2005, approximately $2,795,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2005 and December 31, 2004, the Parent and its subsidiaries were in compliance with all covenants.
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

DISTRIBUIDRA COMERCIAL JAFRA, S.A. DE C.V.
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
     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At June 30, 2005 and December 31, 2004, approximately $2,554,000 and $2,664,000, respectively, of the guarantee fee was classified as non-current assets and the remaining unamortized amount was classified as current assets on the accompanying balance sheets.
(7) Equity
     During the six months ended June 30, 2005, the Parent, through a series of equity transactions, indirectly contributed $47,490,000 to Jafra Distribution in order for Jafra Distribution to redeem a portion of the 10 3/4% Notes (See Note 6).
(8) Comprehensive Income (Loss)
     Comprehensive Income (loss) is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income (loss)	$4,815	$(3,540)	$2,176	$(5,079)
Foreign currency translation adjustments	3,462	(879)	3,561	(673)

Comprehensive income (loss)	$8,277	$(4,419)	$5,737	$(5,752)

(9) Related Party Transactions
     Jafra Distribution sells color cosmetics and fragrance products, and beginning in 2004, certain skin and body care products, to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $4,723,000 and $8,367,000 for the three and six months ended June 30, 2005, respectively, and $3,163,000 and $5,946,000 for the three and six months ended June 30, 2004, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A., at a markup. Sales to Jafra Cosmetics S.A. were $34,223,000 and $67,385,000 for the three and six months ended June 30, 2005, respectively, and $33,704,000 and $70,097,000 for the three and six months ended June 30, 2004, respectively. Jafra Distribution purchased skin and body care products from an affiliate. Purchases were $171,000 and $391,000 for the three and six months ended

DISTRIBUIDRA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
June 30, 2005, respectively, and $2,453,000 and $5,264,000 for the three and six months ended June 30, 2004, respectively.
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
(10) Foreign Currency Forward Contracts
     Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution enters into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange gain (loss) on the accompanying statements of operations. During the six months ended June 30, 2004, Jafra Distribution recognized losses of $3,275,000 related to forward contracts. As of June 30, 2005, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A.
(11) Commitments and Contingencies
     Jafra Distribution may be involved from time to time in routine legal matters incidental to its business. Jafra Distribution believes that the resolution of such matters will not have a material adverse effect on Jafra Distribution’s business, financial condition or results of operations.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$2,509	$4,153
Receivables, net	35,505	37,146
Receivables from affiliates	4,113	3,499
Current deferred income taxes	7,596	2,435
Prepaid expenses and other current assets	610	2,272

Total current assets	50,333	49,505

Property and equipment, net	34,485	34,600

Other assets:
Goodwill	27,542	26,558
Trademarks	42,844	41,314
Other	1,564	1,520

Total assets	$156,768	$153,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,423	$2,200
Accrued liabilities	28,573	30,040
Income taxes payable	4,354	929
Payables to affiliates	22,197	32,516
Other current liabilities	354	371

Total current liabilities	57,901	66,056

Deferred income taxes	10,070	10,019
Other long-term liabilities	2,554	2,664

Total liabilities	70,525	78,739

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2005 and 2004	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2005 and 2004	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	38,437	29,878
Accumulated other comprehensive loss	(6,528)	(9,454)

Total stockholders’ equity	86,243	74,758

Total liabilities and stockholders’ equity	$156,768	$153,497

See accompanying notes to financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$71,096	$67,581	$137,664	$138,430
Cost of sales	29,861	25,909	58,353	54,664

Gross profit	41,235	41,672	79,311	83,766
Selling, general and administrative expenses	35,457	34,416	69,553	69,628
Management fee expense to affiliates	325	3,867	1,523	5,315
Service fee income from affiliate	(10,022)	(8,153)	(16,725)	(14,622)
Restructuring charges	—	—	—	162
Royalty expense to affiliates, net	5,618	5,070	11,204	10,518

Income from operations	9,857	6,472	13,756	12,765
Other income (expense):
Exchange loss, net	(1,610)	(3,483)	(1,768)	(512)
Interest expense	(85)	(127)	(115)	(146)
Interest income	46	31	102	76
Other expense	(77)	(115)	(189)	(172)

Income before income taxes	8,131	2,778	11,786	12,011
Income tax expense (benefit)	2,701	(215)	3,227	3,838

Net income	$5,430	$2,993	$8,559	$8,173

See accompanying notes to financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$8,559	$8,173
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,519	784
Provision for uncollectible accounts receivable	3,793	3,585
Unrealized foreign exchange and derivative loss	1,441	33
Deferred income taxes	(5,254)	—
Changes in operating assets and liabilities:
Receivables	(853)	(4,115)
Inventories	702	—
Prepaid expenses and other current assets	(203)	(451)
Intercompany receivables and payables	(11,838)	1,598
Other assets	14	(122)
Accounts payable and accrued liabilities	(2,481)	(10,044)
Income taxes payable/prepaid, net	3,304	(2,615)

Net cash used in operating activities	(1,297)	(3,174)

Cash flows from investing activities:
Purchases of property and equipment	(397)	(1,316)

Net cash used in investing activities	(397)	(1,316)

Effect of exchange rate changes on cash	50	(173)

Net decrease in cash and cash equivalents	(1,644)	(4,663)
Cash and cash equivalents at beginning of period	4,153	5,833

Cash and cash equivalents at end of period	$2,509	$1,170

See accompanying notes to financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES CONSOLIDATED FINANCIAL STATEMENTS
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
     The accompanying unaudited interim consolidated financial statements as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, except for a correction of an error related to revenue recognition as discussed below, necessary to fairly state Jafra Cosmetics S.A.’s consolidated financial statements as of June 30, 2005 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.
     The functional currency for Jafra Cosmetics S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.
     During the three months ended June 30, 2005, Jafra Cosmetics S.A. corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery. Under the provisions of Staff Accounting Bulletins (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by Jafra Cosmetics S.A. at the time of shipment. The impact of the correction in revenue recognition policy decreased net sales by $3,992,000 for the three and six months ended June 30, 2005. This correction also decreased cost of sales by $1,520,000, gross profit by $2,472,000, selling, general and administrative expenses by $1,304,000, income (loss) from operations by $1,168,000 and net income by $795,000 for the three and six months ended June 30, 2005. Jafra Cosmetics S.A. has determined that this correction did not have a material impact on the prior period financial statements. Further, Jafra Cosmetics S.A. has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2005	2004
Land	$9,899	$9,545
Buildings	9,948	9,593
Machinery, equipment and other	26,162	24,842

	46,009	43,980
Less accumulated depreciation	11,524	9,380

Property and equipment, net	$34,485	$34,600

(3) Goodwill and Other Intangible Assets.
     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $42,844,000 and $41,314,000 as of June 30, 2005 and December 31, 2004, respectively. Except for translation adjustments, there were no changes in the carrying amount of goodwill during the six months ended June 30, 2005 and the year ended December 31, 2004. Goodwill was $27,542,000 and $26,558,000 at June 30, 2005 and December 31, 2004, respectively.
(4) Income Taxes
     The actual income tax rate of Jafra Cosmetics S.A. for the three and six months ended June 30, 2005 differs from the “expected” tax rate, computed by applying the Mexico federal corporate rate to income before income taxes due to certain permanent differences, including inflation and the effect of temporary differences.
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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At June 30, 2005 and December 31, 2004, approximately $2,554,000 and $2,664,000, respectively, of the guarantee fee was classified as non-current liabilities and the remaining unamortized amount was classified as current liabilities in the accompanying consolidated balance sheets.
(7) Comprehensive Income
     Comprehensive income is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$5,430	$2,993	$8,559	$8,173
Unrealized and deferred realized (loss) on derivatives	(77)	236	(74)	(199)
Reclassification of deferred realized loss to exchange loss	123	—	131	—
Reclassification of deferred realized (gain) loss to cost of sales	(4)	—	8	—
Foreign currency translation adjustments	2,861	(2,208)	3,012	(1,867)

Comprehensive income	$8,333	$1,021	$11,636	$6,107

(8) Related Party Transactions
     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $13,778,000 and $26,103,000 for the three and six months ended June 30, 2005, respectively, and $12,870,000 and $24,957,000 for the three and six months ended June 30, 2004, respectively.
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
     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $710,000 and $1,492,000 for the three and six months ended June 30, 2005, respectively, and $844,000 and $1,594,000 for the three and six months ended June 30, 2004, respectively, and was offset against royalty expense to affiliates in the accompanying consolidated statements of income.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(unaudited)
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,328,000 and $12,696,000 for the three and six months ended June 30, 2005, respectively, and $5,914,000 and $12,112,000 for the three and six months ended June 30, 2004, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s third party sales.
(9) Foreign Currency Forward and Option Contracts
     Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of potential adverse exchange rate fluctuations in Mexico, Jafra Cosmetics S.A. enters into foreign currency option contracts (“option contracts” or “options”). Jafra Cosmetics S.A. places option contracts based on its rolling forecasted cash outflows from Jafra Mexico and can hedge transactions included in the forecast on the date the option contract is initiated. As a matter of policy, Jafra Cosmetics S.A. does not hold or issue option contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features.
     Jafra Cosmetics S.A. has previously designated certain of its option contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative can be deferred as a component of other comprehensive loss. Such amounts will then be reclassified from other comprehensive loss into net income when the underlying hedged exposure is recognized in income. For U.S. dollar-denominated inventory purchases, this will occur upon sale to an outside party of the related inventory. For intercompany charges and interest, this will occur at the date such charges are paid by Jafra Mexico. Jafra Cosmetics S.A. does not currently have any of its option contracts designated as cash flow hedges.
     During the three and six months ended June, 30, 2005, Jafra Cosmetics S.A. recognized losses of approximately $1,546,000 and $1,588,000, respectively, on option contracts as a component of exchange gain (loss) on the accompanying consolidated statements of income. During the three and six months ended June 30, 2004, Jafra Cosmetics S.A. recognized approximately $387,000 of gains and $33,000 of losses on option contracts, respectively, as a component of exchange loss on the accompanying consolidated statements of income.
     As of December 31, 2004, Jafra Cosmetics S.A. had deferred as a component of other comprehensive loss $65,000 of losses on option contracts. During the six months ended June 30, 2005, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss an additional $75,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. During the six months ended June 30, 2005, Jafra Cosmetics S.A. recognized the entire $140,000 of losses as a component of exchange gain (loss) on the accompanying consolidated statements of operations. As of June 30, 2005, Jafra Cosmetics S.A. has no losses or gains deferred as a component of other comprehensive loss.
     The fair value of the option contracts was $2,682,000 and $1,433,000 at June 30, 2005 and December 31, 2004, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets. Substantially all of these contracts are not qualifying or highly effective hedges, and as such, changes in fair value will be included in earnings.
     During the six months ended June 30, 2005 and 2004, the ineffectiveness generated by Jafra Cosmetics S.A.’s option contracts designated as hedges was insignificant and accordingly nothing was reclassified into earnings during either period.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 648,000,000 and 545,000,000 in put and call positions at June 30, 2005 and December 31, 2004, respectively, and mature at various dates through September 29, 2006. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.
     Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency forward contracts (“forward contracts”) with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying consolidated statements of income. During the six months ended June 30, 2004, Jafra Distribution recognized losses of $3,275,000 related to forward contracts with Jafra Distribution. As of June 30, 2005, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A.
(10) Commitments and Contingencies
     Jafra Cosmetics S.A. is involved from time to time in routine legal matters incidental to its business. Jafra Cosmetics S.A. believes that the resolution of such matters will not have a material adverse effect on Jafra Cosmetic S.A.’s business, financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion of the consolidated results of operations, financial condition and liquidity of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent” or the “Company”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2004 included in the Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for future periods.
     The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. Jafra sells its Jafra brand products through a direct selling network of approximately 420,000 independent consultants who market and sell Jafra’s products to their customers. Jafra operates in three primary markets: Mexico, the United States and Europe. In Europe, Jafra operates in Germany, Switzerland, Italy, Austria, Holland and several other countries through distributors.
     During the three months ended June 30, 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. Historically, net sales, cost of sales and related selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. The impact of the correction in revenue recognition policy decreased net sales by $5.1 million for the three and six months ended June 30, 2005. This correction also decreased cost of sales by $1.2 million, gross profit by $3.9 million, selling, general and administrative expenses by $1.7 million, income (loss) from operations by $2.3 million and net income by $1.5 million for the three and six months ended June 30, 2005. The Company has determined that this correction did not have a material impact on the prior period financial statements. Further, the Company has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
Foreign Operations
     Net sales outside of the United States constituted approximately 78% and 77% of the Company’s total net sales for the six months ended June 30, 2005 and 2004, respectively. In addition, as of June 30, 2005 non-U.S. subsidiaries comprised approximately 72% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to reduce the risk of a devaluation of the Mexican peso, however, a devaluation of the Mexican peso could have a negative impact on the Company’s results.
     The Company’s subsidiaries in Mexico generated approximately 69% and 67% of the Company’s net sales for the six months ended June 30, 2005 and 2004, respectively, substantially all of which were denominated in Mexican pesos. During the first six months of 2005, the Mexico peso strengthened compared to the U.S. dollar which resulted in exchange gains on the remeasurement of the U.S. dollar-denominated debt. However, in prior periods the Mexican peso has devalued which resulted in exchange losses on the remeasurement of U.S. dollar-denominated debt. Jafra Distribution had $80.8 million of outstanding U.S. dollar denominated debt at June 30, 2005.
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

     As a group doing approximately 78% of its business in international markets during the first six months of 2005, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to purchase agreements, licensing agreements or other arrangements. Regulations in the United States, Mexico and in other foreign markets may result in monitoring of the Company’s corporate structure and how it effects intercompany fund transfers.
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
Results of Operations
     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
Net sales	$102.3	100.0%	$103.7	100.0%	$199.1	100.0%	$206.8	100.0%
Cost of sales	22.0	21.5	23.9	23.0	43.5	21.8	48.0	23.2

Gross profit	80.3	78.5	79.8	77.0	155.6	78.2	158.8	76.8
Selling, general and administrative expenses	60.7	59.3	60.9	58.7	121.0	60.8	124.2	60.1
Transaction related expenses	—	—	26.1	25.2	—	—	29.5	14.3
Restructuring and impairment charges	—	—	0.9	0.9	—	—	2.8	1.3

Income (loss) from operations	19.6	19.2	(8.1)	(7.8)	34.6	17.4	2.3	1.1
Exchange gain (loss), net	2.6	2.5	(5.1)	(4.9)	2.1	1.1	(4.5)	(2.1)
Interest expense	(4.6)	(4.5)	(6.9)	(6.7)	(9.8)	(4.9)	(13.7)	(6.6)
Interest income	—	—	—	—	0.1	—	0.1	—
Loss on extinguishment of debt	—	—	—	—	(9.8)	(4.9)	—	—
Other expense	(0.1)	(0.1)	(0.2)	(0.1)	(0.2)	(0.1)	(0.2)	(0.1)
Other income	—	—	0.1	—	0.1	—	—	—

Income (loss) before income taxes	17.5	17.1	(20.2)	(19.5)	17.1	8.6	(16.0)	(7.7)
Income tax expense (benefit)	4.8	4.7	(7.1)	(6.9)	6.8	3.4	(4.1)	(2.0)

Income (loss) from continuing operations	12.7	12.4	(13.1)	(12.6)	10.3	5.2	(11.9)	(5.7)
Loss on discontinued operations, net of income tax expense of $0	—	—	(0.1)	(0.1)	—	—	(0.2)	(0.1)

Net income (loss)	$12.7	12.4%	$(13.2)	(12.7)%	$10.3	5.2%	$(12.1)	(5.8)%

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Three Months Ended June 30, 2005
Net sales	$71.1	$22.5	$8.5	$0.2	$—	$102.3
Cost of sales	16.8	5.1	1.5	0.1	(1.5)	22.0

Gross profit	54.3	17.4	7.0	0.1	1.5	80.3
Selling, general and administrative expenses	33.6	15.9	6.1	0.3	4.8	60.7

Income (loss) from operations	$20.7	$1.5	$0.9	$(0.2)	$(3.3)	$19.6

Three Months Ended June 30, 2004
Net sales	$67.6	$26.0	$8.8	$1.3	$—	$103.7
Cost of sales	16.5	5.9	1.7	0.5	(0.7)	23.9

Gross profit	51.1	20.1	7.1	0.8	0.7	79.8
Selling, general and administrative expenses	29.9	17.9	6.6	1.4	5.1	60.9
Transaction related expenses	—	—	—	—	26.1	26.1
Restructuring charges	—	—	—	—	0.9	0.9

Income (loss) from operations	$21.2	$2.2	$0.5	$(0.6)	$(31.4)	$(8.1)

     Net sales. Net sales in the second quarter of 2005 decreased to $102.3 million from $103.7 million in the second quarter of 2004, a decrease of $1.4 million, or 1.4%. In local currencies, net sales decreased 4.5% in the second quarter of 2005 compared to the second quarter of 2004. As a result of stronger average exchange rates during the second quarter of 2005 compared to the second quarter of 2004, the decrease in net sales measured in U.S. dollars was less than the decrease measured in local currencies. The decrease in net sales was primarily caused by a decrease of $5.1 million caused by a correction in the Company’s revenue recognition policy to recognize revenue at the point of delivery. The Company’s average number of consultants in the second quarter of 2005 decreased to approximately 429,000, or 2.6% over the average number of consultants in the second quarter of 2004 primarily due to the Company’s decision to cease its direct selling operations in Brazil. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Total Company consultant productivity measured in U.S. dollars in the second quarter of 2005 increased by 1.3% compared to the second quarter of 2004. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. Quarterly productivity may increase or decrease significantly due to changes in the nature and timing of certain promotions from one year to another.
     In Mexico, net sales in the second quarter of 2005 increased to $71.1 million compared to $67.6 million in the second quarter of 2004, an increase of $3.5 million, or 5.2%. Net sales in Mexico measured in local currency increased by 1.5% in the second quarter of 2005 over the comparable prior year period. The period-over-period net sales increase was due primarily to an increase in the average number of consultants, partially offset by a decrease in consultant productivity. Mexico’s net sales decreased by $4.0 million as a result of the Company’s correction in its revenue recognition policy. The average number of consultants in Mexico was approximately 345,000 in the second quarter of 2005, an increase of approximately 6.8% over the prior year period. In May of 2005, Mexico offered a promotional consultant case, which was very well received by the field and as a result of that promotion, over 51,000 consultants were sponsored in May. Consultant productivity decreased 1.6% in the second quarter of 2005 compared to the second quarter of 2004.
     In the United States, including the Dominican Republic, net sales in the second quarter of 2005 decreased to $22.5 million compared to $26.0 million in the second quarter of 2004, a decrease of $3.5 million, or 13.5%. Operations in the United States (inclusive of the Dominican Republic) are separated into two selling units: the Hispanic Group, which includes the Hispanic Division and the Dominican Republic and represents approximately two-thirds of the United States segment and the U.S. Division. The Hispanic Group is primarily focused on Spanish speaking consultants. In the United States, the decrease in net sales was primarily the result of a decrease in the average number of consultants partially offset by an increase in Hispanic Group productivity.
     Net sales in the Hispanic Group (including the Dominican Republic) decreased to $17.0 million in the second quarter of 2005 compared to $18.8 million in the second quarter of 2004, a decrease of $1.8 million, or 9.6%. The net sales decrease in the second quarter of 2005 compared to the second quarter of 2004 was primarily due to a decrease in the average number of consultants partially offset by an increase in consultant productivity. The average number of consultants in the Hispanic Group decreased to approximately 45,000 compared to 56,000, a decrease of 11,000 or 19.6%. During the first part of 2005, the Hispanic Division changed its program to increase the minimum order size in order to receive the maximum commission, which resulted in an increase in consultant productivity and also contributed to the decrease in the average number of consultants. This increase in productivity was partially offset by the Company’s correction in its revenue recognition policy. The Dominican Republic consultant productivity increased as a result of the implementation of a new business model during mid 2004 and favorable exchange rates in 2005 over the comparable prior year period. However, the new business model in the Dominican Republic also resulted in consultant losses as the business model is driven towards a more productive consultant base.
     Net sales in the U.S. Division decreased 23.6% to approximately $5.5 million in the second quarter of 2005 compared to $7.2 million in the second quarter of 2004 as a result of a decrease in the average number of consultants. During the second quarter of 2005, the U.S. Division had an average of 20,000 consultants compared to 27,000 in the second quarter of 2004, a decrease of approximately 7,000 consultants, or 25.9%. The decrease was a result of a renewed emphasis on long term growth by the U.S. Division based on recruiting and retaining only consultants who are interested in actively selling Jafra products and recruiting other Jafra consultants. As part of this focus, the U.S. Division increased the minimum order size to receive the maximum commission and also introduced a new professional consultant case. In addition to the professional case, the U.S. Division introduced promotional cases during the second quarter, which generated some additional new recruits. The short term result of the change in the minimum order was a reduction in the consultant base as consultants who purchase Jafra products strictly for their own use have dropped out of the base. Consultant productivity in the U.S. Division increased 3.4% in the second quarter of 2005 compared to the second quarter of 2004 as a result of the increase in the minimum order size to receive the maximum commission.
     In Europe, net sales decreased to $8.5 million in the second quarter of 2005 compared to $8.8 million in the second quarter of 2004, a decrease of $0.3 million, or 3.4%. The decrease was the result of a decrease in consultant productivity partially offset by an increase in the average number of consultants. During the second quarter of 2005, Germany launched a new career plan. The emphasis of this career plan is to encourage and reward consultants for sponsoring and retention. In Germany, net sales in the second quarter of 2005 decreased over the comparable prior year period as the consultants learned how to best manage their businesses under this new program. The Company anticipates launching the new career plan in Austria and Holland during the third quarter of 2005. Net sales in Italy increased during the second quarter of 2005 compared to the second quarter of 2004 as a result of strong sponsoring. Italy had an average of 4,000 consultants during the second quarter of 2005, an increase of 25% over the comparable prior year period. Europe had an average of 18,000 consultants during the second quarter of 2005, an increase of 1.6% compared to the second quarter of 2004 as a result of the growth in the consultant base in Italy.
     Net sales in the other markets decreased to $0.2 million in the second quarter of 2005 compared to $1.3 million in the second quarter of 2004. Other markets consist of Brazil and Argentina. In 2005, only Argentina contributed net sales as a result of the Company ceasing its direct selling operations in Brazil during 2004. During the second quarter of 2005, the Company announced plans to cease direct selling operations in Argentina. In the second quarter of 2004, the Company had approximately 17,000 consultants in these markets, compared to 1,000 during the second quarter of 2005.
     Gross profit. Consolidated gross profit in the second quarter of 2005 increased to $80.3 million compared to $79.8 million in the comparable prior year period, an increase of $0.5 million, or 0.6%. Gross profit as a percentage of net sales (gross margin) increased to 78.5% in the second quarter of 2005 from 77.0% in the second quarter of 2004. The increase in gross margin in the second quarter of 2005 was primarily a result of increased margins in Mexico and Europe and other favorable direct cost variances in the Company’s manufacturing operations.

     In Mexico, gross margin in the second quarter of 2005 increased to 76.4% from 75.6% in the second quarter of 2004. The increased gross margin in Mexico was primarily the result of reduced charges related to the reserve for slow moving inventory and improved margins on non-commissionable items during the second quarter of 2005 compared to the second quarter of 2004.
     In the United States, gross margin in the second quarter of 2005 and 2004 was relatively constant at 77.3%.
     In Europe, gross margin in the second quarter of 2005 was 82.4% compared to 80.7% in the second quarter of 2004 due primarily to reduced direct costs and the impact of the favorable euro exchange rate of inventory purchased in U.S. dollars.
     Selling, general and administrative expenses. SG&A expenses in the second quarter of 2005 decreased to $60.7 million from $60.9 million in the second quarter of 2004, a decrease of $0.2 or 0.3%. SG&A expenses as a percentage of net sales increased to 59.3% in the second quarter of 2005 compared to 58.7% in the second quarter of 2004, due primarily to increased SG&A expenses, as a percentage of net sales, at the Company’s Mexican and United States subsidiaries partially offset by reduced SG&A expenses as a percentage of net sales, at the Company’s corporate headquarters and European subsidiaries.
     In Mexico, SG&A expenses in the second quarter of 2005 increased by $3.7 million, or 12.4%, to $33.6 million compared to $29.9 million in the second quarter of 2004. SG&A expenses increased as a percentage of net sales to 47.3% in the second quarter of 2005 compared to 44.2% in the second quarter of 2004. The increase in SG&A expenses as a percentage of net sales was primarily due to additional promotional activities to meet market demand and to generate sales.
     In the United States, SG&A expenses in the second quarter of 2005 decreased by $2.0 million, or 11.2% to $15.9 million in the second quarter of 2005 compared to $17.9 million in the second quarter of 2004. SG&A expenses as a percentage of net sales were 70.7% in the second quarter of 2005 compared to 68.8% in the second quarter of 2004. The increase in SG&A expenses as a percentage of net sales and in total was primarily attributable to increased depreciation expense of $1.5 million related to the acceleration of the depreciation as a result of the shortening of the useful life of the Company’s commercial software system. This was partially offset by savings in sales promotional expenses due to reduced promotional activity.
     In Europe, SG&A expenses in the second quarter of 2005 decreased by $0.5 million, or 7.6% to $6.1 million from $6.6 million in the second quarter of 2004. SG&A expenses as a percentage of net sales in Europe decreased to 71.8% in the second quarter of 2005 from 75.0% in the second quarter of 2004 due to reduced sales promotional activity during 2005 and a focus on cost containment.
     SG&A expenses in the Company’s other markets in the second quarter of 2005 decreased by $1.1 million, to $0.3 million compared to $1.4 million during the second quarter of 2004. The Company began winding down its operations in Brazil during the third quarter of 2004 and as a result, the only Brazilian expenses included in SG&A expenses during 2005 are those necessary to wind down the operation.
     SG&A expenses in “Corporate, Unallocated and Other” decreased to $4.8 million during the second quarter of 2005 compared to $5.1 million in the second quarter of 2004, a decrease of $0.3 million, or 5.9%. The decrease was the result of the timing of incremental costs and the reduction of certain personnel expenses in the Company’s corporate headquarters during the second quarter of 2005 compared to the second quarter of 2004.
     Transaction Related Expenses. During the second quarter of 2004, the Company incurred $26.1 million of transaction related expenses. During the second quarter of 2004, Vorwerk acquired all of the outstanding capital stock of Jafra. S.A., the Company’s parent. As a part of the acquisition, all outstanding employee stock options were bought back and cancelled. This resulted in $20.3 million of compensation expense. Additionally, the former primary shareholder of Jafra S.A. paid $4.9 million in special bonuses directly to certain members of management and non-employee board of director members. This non-cash charge has been accounted for as a deemed contribution by the former principal shareholder. The remaining amount recorded in the second quarter of 2004 related primarily to the expensing of insurance premiums due to change of control provisions in the insurance contracts and fees paid to professional service providers.
     Restructuring and impairment charges. During the second quarter of 2004, the Company recorded $0.9 million of restructuring and impairment charges related to its relocation of substantially all of its manufacturing functions to its facilities in Mexico. Of that amount, approximately $0.4 million related to the impairment of assets not transferred. The remaining amount was primarily severance related.
     Exchange gain (loss). The Company’s foreign exchange gain was $2.6 million during the second quarter of 2005 compared to an exchange loss of $5.1 million in the second quarter of 2004, a favorable change of $7.7 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt at Jafra Distribution and gains and losses arising from other foreign currency-denominated transactions, including remeasurement of U.S. dollar-denominated intercompany accounts. During the second quarter of 2005, the Company recognized $3.2 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt, $1.6 million of losses on option contracts and $1.0 million of gains on other foreign currency transactions. During the second quarter of 2004, the Company recognized $4.7 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt and $0.8 million of exchange losses on other foreign currency transactions. This was partially offset by $0.4 million of exchange gains on option contracts. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     Interest expense, net of interest income. Net interest expense (including interest income) in the second quarter of 2005 decreased to $4.6 million from $6.9 million in the second quarter of 2004, a decrease of $2.3 million. The decrease in net interest expense is primarily due to the decrease in the debt balance and specifically the repurchase of $69.5 million principal of 10 3/4% Notes during the first quarter of 2005.
     Income tax expense. Income tax expense was $4.8 million during the second quarter of 2005 compared to an income tax benefit of $7.1 million in the second quarter of 2004. During the second quarter of 2005, the effective income tax rate was 27.4% and was different than the federal income tax rates due to certain permanent and temporary differences and pretax income in the Company’s European and South America subsidiaries without any associated income tax expense due to the utlization of net loss carryforwards. The Company’s effective income tax rate from continuing operations was 35.1% in the second quarter of 2004. The second quarter of 2004 was impacted by valuation allowances against certain pretax losses in one of the Company’s Mexican subsidiares.
     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were nominal during the second quarter of 2005 compared to $0.1 million during the second quarter of 2004.
     Net income (loss). Net income was $12.7 million in the second quarter of 2005, compared to a net loss of $13.2 million in the second quarter of 2004, a favorable change of $25.9 million. This favorable change was the result of a $0.5 million increase in gross profit, a $0.2 million decrease in selling, general and administrative expenses, the elimination of $26.1 million of transaction related expenses and $0.9 million of restructuring and impairment charges, a $7.7 million favorable change in exchange gain (loss), a $2.3 million decrease in interest expense and a $0.1 million decrease in loss on discontinued operations, partially offset by a $11.9 million increase in income tax expense.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Six Months Ended June 30, 2005
Net sales	$137.7	$44.8	$16.3	$0.3	$—	$199.1
Cost of sales	32.6	9.8	2.6	0.1	(1.6)	43.5

Gross profit	105.1	35.0	13.7	0.2	1.6	155.6
Selling, general and administrative expenses	67.0	32.3	12.3	0.5	8.9	121.0

Income (loss) from operations	$38.1	$2.7	$1.4	$(0.3)	$(7.3)	$34.6

Six Months Ended June 30, 2004
Net sales	$138.4	$48.7	$17.1	$2.6	$—	$206.8
Cost of sales	33.9	10.9	3.2	0.9	(0.9)	48.0

Gross profit	104.5	37.8	13.9	1.7	0.9	158.8
Selling, general and administrative expenses	64.6	33.6	13.1	3.0	9.9	124.2
Transaction related expenses	—	—	—	—	29.5	29.5
Restructuring charges	—	—	—	—	2.8	2.8

Income (loss) from operations	$39.9	$4.2	$0.8	$(1.3)	$(41.3)	$2.3

     Net sales. Net sales in the first six months of 2005 decreased to $199.1 million from $206.8 million in the first six months of 2004, a decrease of $7.7 million, or 3.7%. In local currencies, net sales decreased 5.4% in the first six months of 2005 compared to the first six months of 2004. As a result of stronger average exchange rates during the first six months of 2005 compared to the first six months of 2004, the decrease in net sales measured in U.S. dollars was less than the decrease measured in local currencies. The decrease in net sales was primarily caused by a decrease in the average number of consultants, a decrease in consultant productivity and a correction in the Company’s revenue recognition policy to recognize revenue at the point of delivery, which resulted in a decrease of $5.1 million. The Company’s average number of consultants in the six months ended June 30, 2005 decreased to approximately 428,000 compared to 439,000 in the comparable prior year period, a decrease of 11,000 or 2.5% in part due to the Company’s decision to cease its direct selling operations in Brazil. Total Company consultant productivity measured in U.S. dollars in the first six months of 2005 decreased by 1.2% compared to the first six months of 2004.
     In Mexico, net sales in the first six months of 2005 decreased by $0.7 million or 0.5% to $137.7 million compared to $138.4 million in the first six months of 2004 as a result of a decrease in consultant productivity partially offset by an increase in the average number of consultants. In local currency, net sales decreased 1.9% in the first six months of 2005 compared to the first six months of 2004. Consultant productivity in Mexico decreased approximately 5.9% measured in U.S. dollars in the first six months of 2005 compared to the first six months of 2004 primarily as a result of promotions aimed at sponsoring and also as a result of the Company’s correction in its revenue recognition policies. The average number of consultants in Mexico increased to approximately 340,000 in the first six months of 2005 compared to 321,000 in the first six months of 2004. The increase in the average number of consultants was primarily the result of a larger beginning balance in 2005 compared to 2004 and more successful promotions in 2005, including the promotional case offering in May 2005.
     In the United States, including the Dominican Republic, net sales in the first six months of 2005 decreased to $44.8 million compared to $48.7 million in the first six months of 2004, a decrease of $3.9 million, or 8.0%. In the United States, the decrease in net sales was primarily the result of a decrease in the average number of consultants partially offset by an increase in Hispanic Group productivity.
     Net sales in the Hispanic Group (including the Dominican Republic) decreased to $33.0 million in the first six months of 2005 compared to $34.2 million in the first six months of 2004, a decrease of $1.2 million or 3.5%. The net sales decrease in the first six months of 2005 compared to the first six months of 2004 was the result of a decrease in the average number of consultants partially offset by an increase in consultant productivity. The average number of consultants in the Hispanic Group in the first six months of 2005 was approximately 46,000 compared to

55,000 in the first six months of 2004. The decrease in the average number of consultants was primarily the result of fewer consultants at the beginning of 2005 compared to 2004 and reduced consultant sponsoring in the first six months of 2005 over the comparable prior year period. Consultant productivity increased 5.2% in the first six months of 2005 compared to the first six months of 2004 primarily as the result of the change in the program to increase the minimum order size in order for the consultants to receive the maximum commission and favorable exchange rates in the Dominican Republic.
     Net sales in the U.S. Division decreased 18.6% to approximately $11.8 million in the first six months of 2005 compared to $14.5 million in the first six months of 2004 as a result of a decrease in the average number of consultants. The average number of consultants in the U.S. Division decreased to approximately 22,000 in the first six months of 2005 compared to approximately 27,000 in the first six months of 2004, a decrease of 5,000 or 18.5%. The decrease was primarily the result of reduced sponsoring in the U.S. Division. Additionally, the U.S. Division had approximately 2,000 fewer consultants at the beginning of 2005 compared to the beginning of 2004. Consultant productivity in the U.S. Division in the first six months of 2005 increased nominally compared to the first six months of 2004.
     In Europe, net sales decreased to $16.3 million in the first six months of 2005 compared to $17.1 million in the first six months of 2004, a decrease of $0.8 million, or 4.7%. In local currencies, net sales decreased 8.8% in the first six months of 2005 compared to the first six months of 2004. The decrease was the result of a decrease in consultant productivity partially offset by an increase in the average number of consultants. During the second quarter of 2005, Germany launched a new career plan. The Company plans to implement the same career plan in Austria and Holland during the third quarter of 2005. The emphasis of this career plan is to encourage and reward consultants for sponsoring and retention and to focus on long-term growth. The career plan was introduced to the field leaders of each market prior to the official launch. As the focus of the plan is on long-term growth, the plan had negative consequences in the short-term as leaders and consultants learn the best way to grow their individual businesses the new career plan. Italy implemented strong sponsoring campaigns during 2005. As a result the average number of consultants in Italy increased 22.1% during the first six months of 2005 compared to the first six months of 2004. As a result of the positive consultant trends in Italy, the average number of consultants in Europe increased 2.2% in the first six months of 2005 compared to the first six months of 2004.
     Net sales in the other markets decreased to $0.3 million in the first six months of 2005 compared to $2.6 million in the first six months of 2004. Other markets consist of Brazil and Argentina. In 2005, only Argentina contributed net sales as a result of the Company ceasing its direct selling operations in Brazil during 2004. In the first six months of 2004, the Company had approximately 18,000 consultants in these markets, compared to 2,000 during the first six months of 2005.
     Gross profit. Consolidated gross profit in the first six months of 2005 decreased to $155.6 million compared to $158.8 million in the first six months of 2004, a decrease of $3.2 million, or 2.0%. Gross profit as a percentage of net sales (gross margin) increased to 78.2% in the first six months of 2005 compared to 76.8% in the first six months of 2004. The increase in gross margin in the first six months of 2005 was primarily the result of increased margins in all strategic business units and favorable direct cost variances in the Company’s manufacturing operations.
     In Mexico, gross margin in the first six months of 2005 increased to 76.3% from 75.5% in the first six months of 2004. The increased gross margin in Mexico was primarily the result of reduced charges related to the reserve for slow moving inventory, a better resale to promotional product mix and improved margins on non-commissionable items during the first six months of 2005 compared to the first six months of 2004.
     In the United States, gross margin was 78.1% in the first six months of 2005 compared to 77.6% in the first six months of 2004. The increased gross margin the the United States was primarily the result of the product mix with more regular line products and more favorable margins on both regular line and promotional products.
     In Europe, gross margin in the first six months of 2005 was 84.0% compared to 81.3% in the first six months of 2004 primarily due to the impact of the favorable euro exchange rate of inventory purchased in U.S. dollars.
     Selling, general and administrative expenses. SG&A expenses in the first six months of 2005 decreased to $121.0 million compared to $124.2 million in the first six months of 2004, a decrease of $3.2 million or 2.6%.

SG&A expenses as a percentage of net sales increased to 60.8% in the first six months of 2005 compared to 60.1% in the first six months of 2004 due primarily to increased SG&A expenses, as a percentage of net sales, at the Company’s Mexican and United States subsidiaries partially offset in part by reduced SG&A expenses, as a percentage of net sales, at the Company’s corporate headquarters and European subsidiaries.
     In Mexico, SG&A expenses in the first six months of 2005 increased by $2.4 million, or 3.7% to $67.0 million compared to $64.6 million in the prior year comparable period. SG&A expenses increased as a percentage of net sales to 48.7% in the first six months of 2005 compared to 46.7% in the first six months of 2004. The increase in SG&A expenses as a percentage of net sales was primarily due to additional sales promotional activities including higher cost activity promotions and additional international trip winners.
     In the United States, SG&A expenses in the first six months of 2005 decreased by $1.3 million, or 3.9% to $32.3 million compared to $33.6 million in the first six months of 2004. SG&A expenses as a percentage of net sales were 72.1% in the first six months of 2005 compared to 69.0% in the first six months of 2004. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased depreciation expense of $3.0 million related to the acceleration of the depreciation as a result of the shortening of the useful life of the Company’s commercial software system. This was partially offset by savings in sales promotional expenses due to reduced promotional activity.
     In Europe, SG&A expenses in the first six months of 2005 decreased by $0.8 million, or 6.1% to $12.3 million compared to $13.1 million in the first six months of 2004. SG&A expenses as a percentage of net sales in Europe decreased to 75.5% in the first six months of 2005 compared to 76.6% in the first six months of 2004 due to reduced sales promotional activity during 2005 and a focus on cost containment. The Company implemented a new career plan in Germany during the second quarter of 2005 and intends to launch the same plan in Austria and Holland during the third quarter of 2005. A result of this launch was to reduce certain promotional spending and delay or eliminate certain other non-critical expenditures.
     SG&A expenses in the Company’s other markets in the first six months of 2005 decreased by $2.5 million to $0.5 million compared to $3.0 million in the first six months of 2004. The Company began winding down its operations in Brazil during the third quarter of 2004 and as a result, the only Brazilian expenses included in SG&A expenses during 2005 are those necessary to wind down the operation.
     SG&A expenses in “Corporate, Unallocated and Other” decreased to $8.9 million during the first six months of 2005 compared to $9.9 million in the first six months of 2004. The decrease was the result of the reduction of certain personnel expenses in the Company’s corporate headquarters during 2005 compared to 2004 and the timing of certain other expenses.
     Transaction Related Expenses. During the six months ended June 30, 2004, the Company incurred $29.5 million of transaction related expenses. During the six months ended June 30, 2004, Jafra S.A. (the Company’s sole shareholder) was acquired. As a part of this acquisition, all outstanding employee stock options were bought back and cancelled. This resulted in $20.3 million of compensation expense. Additionally, the former primary shareholder of Jafra S.A. paid $4.9 million in special bonuses directly to certain members of management and non-employee board of director members. This non-cash charge has been accounted for as a deemed contribution by the former primary shareholder. The remaining amount recorded in the six months ended June 30, 2004 related primarily to expensing of insurance premiums due to the change of control provisions in the insurance contracts and to fees paid to professional service providers for this transaction and other transactions contemplated but not completed.
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
     Exchange gain (loss). The Company’s foreign exchange gain was $2.1 million for the first six months of 2005 compared to an exchange loss of $4.5 million in the first six months of 2004, a favorable change of $6.6 million.

During the first six months of 2005, the Company recognized $3.0 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt, $1.7 million of losses on option contracts and $0.8 million of gains on other foreign currency transactions. During the first six months of 2004, the Company recognized $3.8 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt and $0.7 million of exchange losses on other foreign currency transactions.
     Interest expense, net of interest income. Net interest expense (including interest income) in the first six months of 2005 decreased to $9.7 million from $13.6 million in the first six months of 2004, a decrease of $3.9 million. The decrease in net interest expense is primarily due to the decrease in the debt balance and specifically the repurchase of $69.5 million principal of 10 3/4% Notes during the first quarter of 2005.
     Loss on extinguishment of debt. During the first six months of 2005, the Company repurchased $69.5 million of its outstanding 10 3/4% Notes. In connection with the redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt during the first six months of 2005.
     Income tax expense. Income tax expense was $6.8 million in the first six months of 2005 compared to an income tax benefit of $4.1 million in the first six months of 2004. During the first six months of 2005, the effective income tax rate was 39.8% and was different than the federal income tax rates due to certain permanent and temporary differences, including the write-off of $1.8 million of certain deferred tax assets in the Company’s United States subsidiary, and pretax income in the Company’s European and South American subsidiaries without any associated income tax expense due to the utlization of net loss carryforwards. The Company’s effective income tax rate from continuing operations was 25.6% in the first six months of 2004 and was the result of a tax benefit on pretax losses in the Company’s United States subsidiary, partially offset by income tax expense on pretax income at one of the Company’s Mexican subsidiaries, valuation allowances recorded against certain pretax losses in another of the Company’s Mexican subsidiares and certain European and South American subsidiaries.
     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were nominal during the first six months of 2005 compared to $0.2 million during the first six months of 2004.
     Net income (loss). Net income was $10.3 million in the first six months of 2005, compared to a net loss of $12.1 million in the first six months of 2004, a favorable change of $22.4 million. This favorable change was the result of a $3.2 million decrease in selling, general and administrative expenses, the elimination of $29.5 million of transaction related expenses and $2.8 million of restructuring and impairment charges, a $6.6 million favorable change in exchange gain (loss), a $3.9 million decrease in interest expense, a $0.1 million decrease in net other expense and a $0.2 million decrease in loss on discontinued operations, partially offset by a $3.2 million decrease in gross profit, a $9.8 million loss on extinguishment of debt and a $10.9 million increase in income tax expense.
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

Liquidity
     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear interest at a fixed rate of 10 3/4% payable semi-annually. The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69.5 million of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from Vorwerk of $79.1 million. As a result of this redemption and the redemption of $0.5 million of the original $200 million of 10 3/4% Notes during 2004, $130.0 million principal amount of the 10 3/4% Notes was outstanding at June 30, 2005. At December 31, 2004, $199.5 million principal amount of the original $200 million of 10 3/4% Notes were outstanding.
     The Restated Credit Agreement provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.0% and are subject to periodic adjustment based on certain levels of financial performance. As of June 30, 2005, the applicable interest rate was approximately 5.1%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At June 30, 2005, the Company had $22.8 million outstanding under the Restated Credit Agreement.
     The Company also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20.0 million from Vorwerk at an annual interest rate of 4.8%. The Loan Contract was allocated 100% to JCI and was repaid in full on January 6, 2005.
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
     In connection with the February 17, 2005 redemption of the 10 3/4% Notes, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt in the accompanying consolidated statements of operations during the six months ended June 30, 2005.
     As of June 30, 2005, approximately $4.9 million of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2005 and December 31, 2004, the Company and its subsidiaries were in compliance with all covenants.
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
     As of June 30, 2005, the Company had outstanding $152.8 million of debt, consisting of $130.0 million of 10 3/4% Notes and $22.8 million outstanding under the Restated Credit Agreement.
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
Cash Flows
     Net cash provided by operating activities was $9.2 million for the six months ended June 30, 2005 compared to net cash used in operating activities of $16.6 million in the six months ended June 30, 2004, a favorable change of $25.8 million. The net cash provided by operating activities consisted of $19.8 million of net income adjusted for non-cash items included in net income, partially offset by $10.6 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the six months ended June 30, 2004 were an increase in inventories of approximately $2.0 million and a decrease in accounts payable of $6.7 million.

     Net cash used in operating activities was $1.4 million for the six months ended June 30, 2005 primarily related to capital expenditures.
     Net cash used in financing activities during the six months ended June 30, 2005 was approximately $8.4 million and consisted of $69.5 million to repurchase of the 10 3/4% Notes, $20.0 million repayment of the Vorwerk note, partially offset by an equity contribution of $79.1 million from the shareholder.
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
Business Trends and Initiatives
     The Company’s Mexico subsidiary has reported net sales growth measured in local currencies during the last several years despite the sales decline in the six months of 2005. The prior year net sales increases have primarily been a result of increases in the consultant base and the consultant base has increased in 2005 compared to 2004. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 69% of total net sales for the six months ended June 30, 2005 and 67% of total net sales for the year ended December 31, 2004.
     In the United States, the Company has continued its strategy of focusing on the distinct elements of its two basic consultants groups, one of which is focused on Spanish speaking consultants. Net sales for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 decreased primarily as a result of a decrease in the consultant base. The divisions in the United States have a renewed focus on a class strategy and are evaluating new methods to recruit potential consultants.
     Net sales in Europe have decreased in the second quarter of 2005 compared to the second quarter of 2004. The programs in Germany, Austria and Holland have been under evaluation. The Company implemented a new career plan in Germany during the second quarter of 2005 to focus on recruiting and long term growth. The Company plans to implement similar programs in Holland and Austria during the second half of 2005. The new career plan is a new compensation structure for the consultants to focus on long term multi level marketing growth.
     During 2003, the Company discontinued it operations in Venezuela, Colombia, Chile and Peru and has classified the results from these operations as discontinued operations in its financial statements. During 2003 and 2004, the Company ceased direct selling operations in Thailand and Brazil, respectively, and is currently only incurring costs necessary to wind down the operations. The Company has entered into a third party agreement with a distributor in Brazil. The Company intends to primarily service the distribution agreement from its subsidiaries in Mexico and the United States. During the second quarter of 2005, the Company announced plans to liquidate its operations in Argentina.
     During the three months ended June 30, 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related selling expenses including overrides, sales promotion and freight at the point of delivery. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. The impact of the correction in revenue recognition policy decreased revenue by $5.1 million for the three and six months ended June 30, 2005. This correction also decreased cost of sales by $1.2 million, gross profit by $3.9 million, selling, general and administrative expenses by $1.7 million, income (loss) from operations by $2.3 million and net income by $1.5 million for the three and six months ended June 30, 2005. The Company has determined that this correction did not have a material impact on the prior period financial statements. Further, the Company has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2004. No significant changes have occurred during the first six months of 2005 in relation to the interest rate risk or the Company’s credit standing.
Foreign Currency Risk
     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiares and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. However, 78% of the Company’s revenue for first six months of 2005 was generated in countries with a functional currency other than the U.S. dollar, and 69% of the Company’s revenue for the first six months of 2005 was denominated in Mexican pesos. As a result, the Company’s earnings and cash flows for the three and six months ended June 30, 2005 were exposed to fluctuations in foreign currency exchange rates.
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
     The Company uses foreign currency option contracts to hedge against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 648,000,000 and 545,000,000 in put and call positions at June 30, 2005 and December 31, 2004, respectively. The outstanding foreign currency option contracts outstanding at June 30, 2005 mature at various dates through September 29, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of June 30, 2005 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At June 30, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	116,000	11.98-12.06	$(156)	July-Sept. 2005
Mexican peso	211,000	12.09-13.31	(385)	Oct.-Dec. 2005
Mexican peso	150,000	12.40-13.19	(203)	Jan.-Mar. 2005
Mexican peso	96,000	12.58-12.87	(168)	Apr.-June 2006
Mexican peso	75,000	12.61-12.73	(71)	July-Sept. 2006

	648,000		$(983)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	116,000	10.93-11.84	$(250)	July-Sept. 2005
Mexican peso	211,000	10.96-12.06	(688)	Oct.-Dec. 2005
Mexican peso	150,000	11.23-11.95	(296)	Jan.-Mar. 2005
Mexican peso	96,000	11.39-11.65	(162)	Apr.-June 2006
Mexican peso	75,000	11.42-11.54	(303)	July-Sept. 2006

	648,000		$(1,699)

     The following table provides information about the details of the Company’s option contracts as of December 31, 2004 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$298	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	443	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	87	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	163	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	23	Jan.-Mar. 2006

	545,000		$1,014

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$(29)	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	(131)	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	136	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	210	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	233	Jan.-Mar. 2006

	545,000		$419

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $2,682,000 and $1,433,000 at June 30, 2005 and December 31, 2004, respectively, represents the carrying value and was recorded in accrued liabilities in the consolidated balance sheets.

ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of management, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that, as of June 30, 2005, these controls and procedures are effective to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s second fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
     None
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
Date October 3, 2005