Form 10-Q
period 2005-09-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2005-11-14
CIK 1248305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
     Common stock, par value $100 per share, outstanding at November 8, 2005: 316,420.

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L. AND SUBSIDIARIES
Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Nine Months Ended September 30, 2005

* Jafra Worldwide Holdings (Lux) S.àr.l. (the “Parent”) is the parent company of Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”), which severally issued an original amount of $120 million and $80 million, respectively, of 10 3/4% Subordinated Notes of which $78.0 million and $52.0 million, respectively, are currently outstanding, (the “10 3/4% Notes”). The Parent has fully and unconditionally guaranteed the 10 3/4% Notes on a senior subordinated basis and is a “voluntary filer” of reports under the Securities Exchange Act of 1934 pursuant to a covenant under the indenture relating to the 10 3/4% Notes. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International, S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”), indirect subsidiaries of the Parent, have fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in addition to its own financial statements, in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$9,306	$10,586
Receivables, net	38,941	42,904
Inventories, net	42,740	40,375
Prepaid income taxes	547	767
Prepaid expenses and other current assets	9,876	6,847
Deferred income taxes	22,635	16,865
Assets from discontinued operations	100	133

Total current assets	124,145	118,477

Property and equipment, net	55,752	61,763

Other assets:
Goodwill	64,403	62,838
Trademarks	42,919	41,463
Deferred financing fees, employee supplemental savings and other, net	11,375	13,877

Total assets	$298,594	$298,418

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$19,361	$17,866
Accrued liabilities	51,877	53,499
Income taxes payable	3,211	2,463
Deferred income taxes	815	1,063
Due to Vorwerk	—	20,000
Liabilities from discontinued operations	132	129

Total current liabilities	75,396	95,020

Long-term debt	140,000	220,250
Deferred income taxes	19,817	18,178
Other long-term liabilities	5,546	5,131

Total liabilities	240,759	338,579

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, par value $100; 316,420 and 150 shares authorized, issued and outstanding in 2005 and 2004, respectively	31,642	15
Additional paid-in capital	51,769	4,296
Retained deficit	(15,732)	(35,001)
Accumulated other comprehensive loss	(9,844)	(9,471)

Total stockholder’s equity (deficit)	57,835	(40,161)

Total liabilities and stockholder’s equity (deficit)	$298,594	$298,418

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$105,827	$94,823	$304,936	$301,661
Cost of sales	24,880	20,372	68,400	68,429

Gross profit	80,947	74,451	236,536	233,232
Selling, general and administrative expenses	63,645	59,028	184,612	183,244
Transaction related expenses	—	139	—	29,662
Restructuring and impairment charges	—	2,244	—	5,017

Income from operations	17,302	13,040	51,924	15,309
Other income (expense):
Exchange (loss) gain, net	(371)	1,702	1,708	(2,839)
Interest expense	(4,142)	(6,866)	(13,963)	(20,601)
Interest income	96	20	260	97
Loss on extinguishment of debt	—	(4,464)	(9,753)	(4,464)
Other expense	(102)	(74)	(315)	(258)
Other income	52	40	136	68

Income (loss) before income taxes	12,835	3,398	29,997	(12,688)
Income tax expense (benefit)	3,888	2,453	10,709	(1,669)

Income (loss) from continuing operations	8,947	945	19,288	(11,019)
Loss on discontinued operations, net of income tax expense of $0.0 million in 2005 and 2004	(2)	(25)	(19)	(184)

Net income (loss)	$8,945	$920	$19,269	$(11,203)

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$19,269	$(11,203)
Loss on discontinued operations, net of income tax	19	184

Income (loss) from continuing operations	19,288	(11,019)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	10,021	4,838
Amortization and write off of deferred financing fees	3,028	5,891
Provision for uncollectible accounts receivable	6,439	6,613
Non-cash compensation expense	—	4,922
Asset impairment charges	—	423
Unrealized foreign exchange and derivative (gains) losses	(3,395)	2,661
Deferred income taxes	(4,625)	(3,724)
Changes in operating assets and liabilities:
Receivables	(1,205)	(8,697)
Inventories	(1,214)	(3,808)
Prepaid expenses and other current assets	92	(3,550)
Other assets	221	(106)
Accounts payable and accrued liabilities	(5,967)	1,778
Income taxes payable/prepaid, net	652	(4,918)
Other long-term liabilities	415	(116)

Net cash provided by (used in) operating activities	23,750	(8,812)

Net operating activities of discontinued operations	33	17

Cash flows from investing activities:
Purchases of property and equipment	(2,975)	(3,980)
Investment in employee supplemental savings plan	(543)	(21)

Net cash used in investing activities	(3,518)	(4,001)

Cash flows from financing activities:
Repurchase of subordinated debt	(69,500)	(500)
Repayments under term loan facility	—	(47,500)
Borrowings under revolving credit facility	46,000	107,000
Repayments under revolving credit facility	(56,375)	(73,000)
(Repayment of) proceeds from issuance of Vorwerk note	(20,000)	20,000
Equity contribution from shareholder	79,100	—
Distribution to Parent	—	(626)
Deferred financing costs	—	(737)

Net cash (used in) provided by financing activities	(20,775)	4,637
Effect of exchange rate changes on cash	(770)	456

Net decrease in cash and cash equivalents	(1,280)	(7,703)
Cash and cash equivalents at beginning of period	10,586	16,120

Cash and cash equivalents at end of period	$9,306	$8,417

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
     The accompanying unaudited interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 and the accompanying consolidated balance sheet as of December 31, 2004 reflect the operations of the Parent and its subsidiaries and are referred to collectively as “the Company.” Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”) and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) are collectively referred to as “Jafra Mexico.”
     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, except for a correction of an error related to revenue recognition as discussed below, necessary to fairly state the Company’s consolidated financial statements as of September 30, 2005 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     During the second quarter of 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No.104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. The Company currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. As a result, commencing with the second quarter of 2005, the Company’s results have been reported based upon recognizing sales at the point of delivery. The Company has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, the Company’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $5,111,000, cost of sales of $1,171,000, gross profit of $3,940,000, selling, general and administrative expenses of $1,659,000, income from operations of $2,281,000 and net income of $1,515,000. The impact of the correction of the revenue recognition policy on the three months ended September 30, 2005 was not significant. Further, the Company has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
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
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. The Company is still evaluating the impact of this issue on the Company’s disclosures as reported in the Annual and Quarterly reports.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(2) Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials and supplies	$10,631	$10,744
Finished goods	32,109	29,631

Total inventories, net	$42,740	$40,375

(3) Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Land	$16,077	$15,733
Buildings	17,159	16,805
Machinery, equipment and other	55,785	52,754

	89,021	85,292
Less accumulated depreciation	33,269	23,529

Property and equipment, net	$55,752	$61,763

     During the nine months ended September 30, 2005, the Company determined that certain software and hardware at its United States subsidiary will not be utilized for the original estimated useful life because the Company intends to replace these assets. Therefore, the Company accelerated the depreciation expense so that these assets will be fully depreciated by the end of 2005. During the three and nine months ended September 30, 2005, the Company recorded $1,500,000 and $4,500,000, respectively, of incremental depreciation expense related to these assets.
(4) Goodwill and Other Intangible Assets
     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $42,919,000 as of September 30, 2005. The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 is as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total
Balance as of December 31, 2004	32,188	26,558	4,092	—	62,838
Translation effect	—	958	607	—	1,565

Balance as of September 30, 2005	$32,188	$27,516	$4,699	$—	$64,403

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(5) Income Taxes
     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rates to income before taxes for the three and nine months ended September 30, 2005 primarily due to (i) state income taxes and other permanent differences including the write off of foreign tax and research and development credits in the Company’s U.S. subsidiary in the first quarter of 2005 and (ii) permanent differences in the Company’s Mexican subsidiaries including the true-up of prior year taxes. The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rates to income (loss) before income taxes for the three and nine months ended September 30, 2004 primarily due to (i) valuation allowances recorded against pretax losses at Jafra Distribution and at the Company’s European and South American entities, (ii) state income taxes and (iii) certain permanent differences, including inflation, at Jafra Cosmetics S.A.
(6) Debt
     On May 20, 2003, Jafra Cosmetics International, Inc. (“JCI”) and Jafra Distribution (collectively, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear interest at a fixed rate of 10 3/4% payable semi-annually. The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from Vorwerk of $79,100,000. As a result of this redemption and the redemption of $500,000 of the original $200 million of 10 3/4% Notes during 2004, $130,000,000 principal amount of original $200 million of the 10 3/4% Notes was outstanding at September 30, 2005. At December 31, 2004, $199,500,000 principal amount of the original $200 million of 10 3/4% Notes was outstanding.
     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.0% and are subject to periodic adjustment based on certain levels of financial performance. As of September 30, 2005, the applicable interest rate was approximately 5.7%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At September 30, 2005 and December 31, 2004, the Company had $10,000,000 and $20,750,000, respectively outstanding under the Restated Credit Agreement.
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
     In connection with the February 17, 2005 redemption of the 10 3/4% Notes, the Company paid $7,472,000 of premiums and wrote off approximately $2,281,000 of previously capitalized deferred financing fees. As a result, the Company recorded $9,753,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the nine months ended September 30, 2005.
     As of September 30, 2005 and December 31, 2004, approximately $4,632,000 and $7,742,000 of unamortized deferred financing fees, respectively (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2005 and December 31, 2004, the Company and its subsidiaries were in compliance with all covenants.
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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(7) Equity
     During the nine months ended September 30, 2005, through a series of transactions, Jafra S.A. subscribed to 316,270 newly issued shares of common stock of the Company for approximately $79,100,000 in cash. The proceeds of the equity offering were used to redeem a portion of the 10 3/4% Notes (See Note 6).
(8) Transaction Related Expense
     On May 27, 2004, Vorwerk & Co. eins GmbH acquired all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition’). During the three and nine months ended September 30, 2004, the Company incurred $139,000 and $29,662,000, respectively, of transaction fees related to the Acquisition and other transactions contemplated but not completed. Included in these amounts was $20,282,000 of compensation expense for the buyback and cancellation of options to purchase shares of Jafra. S.A. and $4,922,000 of special bonus payments paid directly by the former shareholder.
(9) Restructuring Charges
     During the year ended December 31, 2004, the Company recorded a total of $5,017,000 of restructuring and impairment charges. Of these charges, $2,838,000 related primarily to the transfer of substantially all of its skin and body care manufacturing operations to its facilities in Mexico from the United States. Additionally, during the year ended December 31, 2004, the Company recorded $2,179,000 of severance related charges related to the resignation of four members of management. During the three and nine months ended September 30, 2004, the Company recorded $2,244,000 and $5,017,000, respectively, of restructuring and asset impairment charges. Of these charges, approximately $488,000 was for non-cash asset impairment charges. The transfer of the manufacturing operations was substantially complete during the second quarter of 2004. The Company expects the ending balance to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Opening balance	$1,697	$1,423	$2,391	$—
Additions	—	2,244	—	5,017
Charges against reserves	(900)	(616)	(1,594)	(1,966)

Ending balance	$797	$3,051	$797	$3,051

(10) Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$8,945	$920	$19,269	$(11,203)
Unrealized and deferred realized loss on derivatives	—	(130)	(74)	(329)
Reclassification of deferred realized loss to exchange gain (loss)	—	—	131	—
Reclassification of deferred realized loss to cost of sales	—	—	8	—
Foreign currency translation adjustments	(816)	(447)	(438)	47

Comprehensive income (loss)	$8,129	$343	$18,896	$(11,485)

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

		United States
		and the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
			(in thousands)
As of and for the three months ended September 30, 2005
Net sales	$76,914	$22,167	$6,661	$85	$—	$105,827
Income (loss) from operations	19,696	2,367	109	(204)	(4,666)	17,302
Depreciation	970	2,280	59	7	—	3,316
Segment assets	200,226	82,294	15,291	962	(279)	298,494
Discontinued operations assets	—	—	—	100	—	100
Goodwill	27,516	32,188	4,699	—	—	64,403

For the three months ended September 30, 2004
Net sales	$63,265	$23,077	$7,167	$1,314	$—	$94,823
Income (loss) from operations	15,994	3,872	42	(501)	(6,367)	13,040
Depreciation	654	780	110	24	—	1,568

As of December 31, 2004
Segment assets	$188,832	$91,861	$17,571	$1,376	$(1,355)	$298,285
Assets from discontinued operations	—	—	—	133	—	133
Goodwill	26,558	32,188	4,092	—	—	62,838

For the nine months ended September 30, 2005
Net sales	$214,590	$66,980	$22,937	$429	$—	$304,936
Income (loss) from operations	57,790	5,109	1,481	(517)	(11,939)	51,924
Depreciation	2,868	6,885	247	21	—	10,021
Capital expenditures	2,041	697	237	—	—	2,975

For the nine months ended September 30, 2004
Net sales	$201,695	$71,820	$24,223	$3,923	$—	$301,661
Income (loss) from operations	55,893	8,116	807	(1,786)	(47,721)	15,309
Depreciation	1,835	2,598	333	72	—	4,838
Capital expenditures	2,024	1,797	119	40	—	3,980

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Corporate, unallocated and other includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Corporate expenses	$(3,618)	$(2,647)	$(9,986)	$(10,286)
Transaction related expenses	—	(139)	—	(29,662)
Restructuring charges	—	(2,244)	—	(5,017)
Other charges(1)	(648)	(1,337)	(1,552)	(2,756)

Total corporate, unallocated and other	$(4,266)	$(6,367)	$(11,538)	$(47,721)

(1)	Other charges include holding company expenses, severance, loss or gain on sale of assets and other charges not related to the normal operations of the business.
     As discussed in Note 1 to the consolidated financial statements, during the six months ended June 30, 2005 the Company corrected its revenue recognition policy to recognize net sales, cost of sales and related direct and incremental selling expenses at the point of delivery. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. The following table provides the reduction caused by the correction in revenue recognition policy for the segments impacted for the six months ended June 30, 2005 The impact of the correction of the revenue recognition policy on the three months ended September 30, 2005 was not significant.

		United States
		and the
		Dominican	Consolidated
	Mexico	Republic	Total
For the six months ended June 30, 2005
Net sales	$3,992	$1,119	$5,111
Income (loss) from operations	$1,750	$531	$2,281
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
     During the three and nine months ended September 30, 2005, the Company recognized losses of approximately $1,619,000 and $3,207,000, respectively, on option contracts as a component of exchange gain (loss) on the accompanying consolidated statements of operations. During the three and nine months ended September 30, 2004, the Company recognized approximately $496,000 and $529,000 of losses, respectively, on option contracts as a component of exchange gain (loss) on the accompanying consolidated statements of operations.
     As of December 31, 2004, the Company had deferred as a component of other comprehensive income (loss) $65,000 of losses on option contracts. During the nine months ended September 30, 2005, the Company deferred as a component of other comprehensive income (loss) an additional $75,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2005, the Company recognized the entire $140,000 of losses as a component of exchange gain (loss) on the accompanying consolidated statements of operations. As of September 30, 2005, the Company has no losses or gains deferred as a component of other comprehensive income (loss).
     The fair value of the option contracts was $2,859,000 and $1,433,000 at September 30, 2005 and December 31, 2004, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets. None of these contracts are classified as qualifying or highly effective hedges, and as such, changes in fair value will be included in earnings.
     During the three and nine months ended September 30, 2005 and 2004, the ineffectiveness generated by the Company’s option contracts designated as hedges was insignificant and accordingly nothing was reclassified into earnings during either period.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 709,000,000 and 545,000,000 in put and call positions at September 30, 2005 and December 31, 2004, respectively, and mature at various dates through September 29, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.
(14) Discontinued Operations
     During 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and liquidated a majority of the assets in 2003. As such, the results of the operations of these markets have been classified as discontinued operations in all periods presented in the statements of operations. The assets and liabilities from the discontinued operations have been segregated in the accompanying consolidated balance sheets. The Company completed the liquidation of its operations of Venezuela and Chile during the nine months ended September 30, 2005 and expects to complete liquidation in the other markets during 2005.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Net sales and loss on discontinued operations was as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the three months ended September 30, 2005
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	—	(2)	—	—	(2)

For the three months ended September 30, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(4)	(18)	(3)	—	(25)

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
For the nine months ended September 30, 2005
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(3)	(8)	—	(8)	(19)

For the nine months ended September 30, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations	(91)	(49)	(32)	(12)	(184)
The components of assets and liabilities of the discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(in thousands)
As of September 30, 2005
Assets:
Cash	$—	$43	$—	$7	$50
Receivables, net	—	29	—	21	50

Total assets	$—	$72	$—	$28	$100

Liabilities:
Accounts payable	$—	$12	$—	$7	$19
Accrued liabilities	—	113	—	—	113

Total liabilities	$—	$125	$—	$7	$132

As of December 31, 2004
Assets:
Cash	$—	$45	$32	$7	$84
Receivables, net	—	28	—	—	28
Prepaid and other assets	—	—	—	21	21

Total assets	$—	$73	$32	$28	$133

Liabilities:
Accounts payable	$—	$12	$—	$7	$19
Accrued liabilities	—	110	—	—	110

Total liabilities	$—	$122	$—	$7	$129

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$5,226	$5,748
Receivables, net	3,680	4,775
Inventories	10,220	11,464
Receivables from affiliates	18,599	24,644
Prepaid expenses and other current assets	2,565	2,934
Deferred income taxes	12,598	14,430

Total current assets	52,888	63,995

Property and equipment, net	18,543	24,988

Other assets:
Goodwill	36,887	36,280
Notes receivable from affiliates	12,940	20,082
Deferred financing fees, net	1,970	3,262
Employee supplemental savings plan and other assets	5,585	5,276

Total assets	$128,813	$153,883

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,769	$3,497
Accrued liabilities	20,893	20,389
Income taxes payable	667	2,463
Payables to affiliates	13,854	18,349
Due to Vorwerk	—	20,000

Total current liabilities	37,183	64,698

Long-term debt	62,000	91,800
Deferred income taxes	6,339	6,339
Employee supplemental savings plan and other liabilities	5,546	5,131

Total liabilities	111,068	167,968

Commitments and contingencies	—	—

Stockholder’s equity (deficit):
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2005 and 2004	—	—
Additional paid-in capital	35,958	4,296
Retained deficit	(16,183)	(16,275)
Accumulated other comprehensive loss	(2,030)	(2,106)

Total stockholder’s equity (deficit)	17,745	(14,085)

Total liabilities and stockholder’s equity (deficit)	$128,813	$153,883

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales to third parties	$28,828	$30,244	$89,917	$96,042
Sales to affiliates	249	1,822	640	7,234

Net sales	29,077	32,066	90,557	103,276
Cost of sales	6,660	8,267	20,508	27,916

Gross profit	22,417	23,799	70,049	75,360
Selling, general and administrative expenses	24,407	24,263	76,539	80,404
Transaction related expenses	—	139	—	26,911
Restructuring charges	—	2,244	—	4,855
Management fee income from affiliates	(1,031)	(2,051)	(3,097)	(9,735)
Royalty income from affiliates, net	(5,373)	(4,779)	(16,577)	(15,297)
Market subsidy expense	—	(600)	—	—

Income (loss) from operations	4,414	4,583	13,184	(11,778)
Other income (expense):
Exchange gain (loss), net	1	86	(374)	(153)
Interest expense	(1,745)	(2,795)	(5,912)	(8,179)
Interest income	83	111	361	344
Loss on extinguishment of debt	—	(1,905)	(3,963)	(1,905)
Other expense	(7)	(48)	(24)	(60)
Other income	100	63	170	171

Income (loss) before income taxes	2,846	95	3,442	(21,560)

Income tax expense (benefit)	1,356	2,196	3,350	(5,764)

Net income (loss)	$1,490	$(2,101)	$92	$(15,796)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net Income (loss)	$92	$(15,796)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	7,132	2,931
Provision for uncollectible accounts receivable	335	639
Non-cash compensation expense	—	4,922
Write off and amortization of deferred financing fees	1,296	2,519
Asset impairment charges	—	423
Unrealized foreign exchange loss	326	63
Deferred income taxes	1,832	—
Changes in operating assets and liabilities:
Receivables	760	(872)
Inventories	1,244	(386)
Prepaid expenses and other current assets	369	(3,526)
Intercompany receivables and payables	9,486	(5,305)
Other assets	234	183
Accounts payable and accrued liabilities	(1,224)	132
Income taxes payable/prepaid	(1,796)	(320)
Other long-term liabilities	415	(116)

Net cash provided by (used in) operating activities	20,501	(14,509)

Cash flows from investing activities:
Purchases of property and equipment	(934)	(1,916)
Investment in employee supplemental savings plan	(543)	(21)

Net cash used in investing activities	(1,477)	(1,937)

Cash flows from financing activities:
Repayments of subordinated debt	(27,800)	(200)
(Repayment of) proceeds from issuance of Vorwerk note	(20,000)	20,000
Repayments under term loan facility	—	(19,000)
Borrowings under revolving credit facility	43,000	50,250
Repayments under revolving credit facility	(45,000)	(35,000)
Advances to affiliates	(1,120)	(2,440)
Equity contribution from Parent	31,662	—
Distribution to Parent	—	(626)
Deferred financing costs	—	(309)

Net cash (used in) provided by financing activities	(19,258)	12,675
Effect of exchange rate changes on cash	(288)	731

Net decrease in cash and cash equivalents	(522)	(3,040)
Cash and cash equivalents at beginning of period	5,748	8,879

Cash and cash equivalents at end of period	$5,226	$5,839

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
     The accompanying unaudited interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Jafra Cosmetics International, Inc. and its subsidiaries (“JCI”) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, except for a correction of an error related to revenue recognition as discussed below, necessary to fairly state JCI’s consolidated financial statements as of September 30, 2005 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.
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
     During the second quarter of 2005, JCI corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No.104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. JCI currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by JCI at the time of shipment. As a result, commencing with the second quarter of 2005, JCI’s results have been reported based upon recognizing sales at the point of delivery. JCI has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, JCI’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $1,119,000, cost of sales of $233,000, gross profit of $886,000, selling, general and administrative expenses of $355,000, income (loss) from operations of $531,000 and net income of $325,000. The impact of the correction of the revenue recognition policy on the three months ended September 30, 2005 was not significant. Further, JCI has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
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
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. JCI is still evaluating the impact of this issue on JCI’s disclosures as reported in the Annual and Quarterly reports.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Land	$6,188	$6,188
Buildings	7,220	7,212
Machinery, equipment and other	25,183	25,131

	38,591	38,531
Less accumulated depreciation	20,048	13,543

Property and equipment, net	$18,543	$24,988

     During the nine months ended September 30, 2005, JCI determined that certain software and hardware at its United States subsidiary will not be utilized for the original estimated useful life because JCI intends to replace these assets. Therefore, JCI accelerated the depreciation expense so that the software will be fully depreciated by the end of 2005. During the three and nine months ended September 30, 2005, JCI recorded $1,500,000 and $4,500,000, respectively, of incremental depreciation expense related to these assets.
(3) Goodwill and Other Intangible Assets
     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks was $265,000 as of September 30, 2005 and is included in Employee supplemental savings plans and other assets in the accompanying consolidated balance sheet. The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2004	$32,188	4,092	$36,280
Translation effect	—	607	607

Balance as of September 30, 2005	$32,188	$4,699	$36,887

(4) Income Taxes
     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to loss before income taxes for the three and nine months ended September 30, 2005 principally as the result of state income tax and certain permanent and temporary differences, including the write off of certain foreign tax and research and development credits in the first quarter of 2005 and for the three and nine months ended September 30, 2004 principally as a result of (i) certain non-deductible expenses (ii) state income tax, and (iii) valuation allowances against certain operating losses in Europe and the Dominican Republic.
(5) Debt
     On May 20, 2003, JCI and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution” and collectively with JCI, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually. The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, JCI redeemed $27,800,000 of the original $80 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent. As a result of this redemption and the redemption of $200,000 of the original $80 million of 10 3/4% Notes during 2004,

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
$52,000,000 principal amount of the original $80 million of 10 3/4% Notes was outstanding at September 30, 2005. At December 31, 2004, $79,800,000 principal amount of the original $80 million of 10 3/4% Notes was outstanding.
     On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.0% and are subject to periodic adjustment based on certain levels of financial performance. As of September 30, 2005, the applicable interest rate was approximately 5.7%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At September 30, 2005 and December 31, 2004, JCI had $10,000,000 and $12,000,000, respectively, outstanding under the Restated Credit Agreement.
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
     In connection with the February 17, 2005 redemption of the 10 3/4% Notes, JCI paid $2,989,000 of premiums and wrote off approximately $974,000 of previously capitalized deferred financing fees. As a result, JCI recorded $3,963,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the nine months ended September 30, 2005.
     As of September 30, 2005 and December 31, 2004, approximately $1,970,000 and $3,262,000 of unamortized deferred financing fees, respectively, were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit JCI’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. de C.V. (“Jafra Cosmetics S.A.”). As of September 30, 2005 and December 31, 2004, the Parent and its subsidiaries were in compliance with all covenants.
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
(6) Equity
     During the nine months ended September 30, 2005, the Parent contributed $31,662,000 to JCI in order for JCI to redeem a portion of the 10 3/4% Notes (See Note 5).
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
(8) Restructuring Charges
     During the year ended December 31, 2004, JCI recorded a total of $4,790,000 of restructuring and impairment charges. Of these charges, $2,611,000 related primarily to the transfer of substantially all of its skin and body care manufacturing operations from the United States to the Parent’s facilities in Mexico. The transfer of these operations was substantially complete during the second quarter of 2004. Additionally, during the year ended December 31, 2004, JCI recorded $2,179,000 of severance related charges related to the resignation of four members of management. JCI recorded $65,000 and $2,676,000 of these charges during the three and nine months ended September 30, 2004, respectively. Of these charges, approximately $423,000 was for non-cash asset impairment charges. JCI expects the balance to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Opening balance	$1,697	$1,423	$2,391	$—
Additions	—	2,244	—	4,855
Charges against reserves	(900)	(616)	(1,594)	(1,966)

Ending balance	$797	$3,051	$797	$3,051

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(9) Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$1,490	$(2,101)	$92	$(15,796)
Foreign currency translation adjustments	(138)	467	76	305

Comprehensive income (loss)	$1,352	$(1,634)	$168	$(15,491)

(10) Related Party Transactions
     JCI distributes skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products, and starting in late 2004, most skin and body care products from Jafra Mexico totaling $4,588,000 and $12,952,000 for the three and nine months ended September 30, 2005, respectively, and $4,479,000 and $10,425,000 for the three and nine months ended September 30, 2004, respectively.
     In addition, JCI provides certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions to affiliates, primarily in Mexico. The cost of these services is included in selling, general and administrative expenses in the accompanying consolidated statements of operations. JCI charges out a portion of these management expenses to its affiliates based upon charges identified to specific affiliates and a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. The cost of management services were less in 2005 compared to 2004, which caused a decrease in management fees. JCI believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services provided. Management fee income consists of amounts billed to affiliates in Mexico.
     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $674,000 and $2,166,000 for the three and nine months ended September 30, 2005, respectively, and $746,000 and $2,340,000 for the three and nine months ended September 30, 2004, respectively, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,047,000 and $18,743,000 for the three and nine months ended September 30, 2005, respectively, and $5,525,000 and $17,637,000 for the three and nine months ended September 30, 2004, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.
     JCI has granted loans to certain affiliates at annual interest rates ranging from 3% to 5%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2004 and September 30, 2005 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $75,000 and $319,000 for the three and nine months ended September 30, 2005, respectively, and $111,000 and $344,000 for the three and nine months ended September 30, 2004, respectively, and was included in interest income on the accompanying consolidated statements of operations.

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

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
	Republic	Europe (1)	Others	and Other	Total
As of and for the three months ended September 30, 2005
Net sales	$22,167	$6,661	$—	$249	$29,077
Income (loss) from operations	2,367	109	—	1,938	4,414
Depreciation	2,280	59	—	—	2,339
Segment assets	82,294	14,973	7	31,539	128,813
Goodwill	32,188	4,699	—	—	36,887

For the three months ended September 30, 2004
Net sales	$23,077	$7,167	$—	$1,822	$32,066
Income (loss) from operations	3,872	42	—	669	4,583
Depreciation	780	110	—	—	890

As of December 31, 2004
Segment assets	$91,861	$17,233	$63	$44,726	$153,883
Goodwill	32,188	4,092	—	—	36,280

For the nine months ended September 30, 2005
Net sales	$66,980	$22,937	$—	$640	$90,557
Income (loss) from operations	5,109	1,481	—	6,594	13,184
Depreciation	6,885	247	—	—	7,132
Capital expenditures	697	238	—	—	935

For the nine months ended September 30, 2004
Net sales	$71,820	$24,222	$—	$7,234	$103,276
Income (loss) from operations	8,116	807	—	(20,701)	(11,778)
Depreciation	2,598	333	—	—	2,931
Capital expenditures	1,797	119	—	—	1,916

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

(1)	excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and affiliate of JCI
Corporate, unallocated and other includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Corporate expenses	$(4,093)	$(4,210)	$(12,259)	$(12,420)
Transaction related expenses	—	(139)	—	(26,911)
Transaction with affiliates	6,404	7,432	19,674	25,035
Restructuring charges	—	(2,244)	—	(4,855)
Other charges(1)	(373)	(170)	(821)	(1,550)

Total corporate, unallocated and other	$1,938	$669	$6,594	$(20,701)

(1)	Other charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.
     As discussed in Note 1 to the consolidated financial statements, during the six months ended June 30, 2005 the Company corrected its revenue recognition policy to recognize net sales, cost of sales and related direct and incremental selling expenses at the point of delivery. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. The following table provides the reduction caused by the correction in revenue recognition policy for the segments impacted for the six months ended June 30, 2005. The impact of the correction of the revenue recognition policy on the three months ended September 30, 2005 was not significant.

	United States
	and the
	Dominican	Consolidated
	Republic	Total
For the three and six months ended June 30, 2005
Net sales	$1,119	$1,119
Income (loss) from operations	$531	$531
(12) Commitments and Contingencies
     The Company is involved from time to time in routine legal matters incidental to its business. The Company believes that the resolution of such matters will not have a material adverse effect on the Company’s business, financial condition or results of operations

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash	$52	$83
Receivables	270	297
Inventories	32,943	29,583
Receivables from affiliates	14,509	18,073
Prepaid income taxes	4,180	1,267
Prepaid expenses and other current assets	6,803	2,690

Total current assets	58,757	51,993

Machinery and equipment, net	1,992	2,095

Other assets:
Deferred financing fees, net	2,494	4,119
Investment in preferred shares of affiliated company	131,231	126,663
Other	2,446	2,664

Total assets	$196,920	$187,534

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,869	$12,014
Accrued liabilities	3,178	1,892
Payables to affiliates	379	2,535
Deferred income taxes	815	1,063

Total current liabilities	18,241	17,504

Long-term debt	78,000	128,450
Deferred income taxes	3,359	1,820

Total liabilities	99,600	147,774

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2005 and 2004	5	5
Additional paid-in capital	47,490	—
Retained earnings	51,968	45,338
Accumulated other comprehensive loss	(2,143)	(5,583)

Total stockholders’ equity	97,320	39,760

Total liabilities and stockholders’ equity	$196,920	$187,534

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Third party net sales	$4	$—	$17	$—
Sales to affiliates	42,898	34,408	118,650	110,451

Net sales	42,902	34,408	118,667	110,451
Cost of sales	27,493	21,424	72,902	73,107

Gross profit	15,409	12,984	45,765	37,344
Selling, general and administrative expenses	326	602	1,017	1,591
Management fee expense to affiliate	272	744	816	3,113
Service fee expense to affiliate	7,390	4,764	24,115	19,410

Income from operations	7,421	6,874	19,817	13,230
Other expense:
Exchange (loss) gain, net	(61)	15,600	2,614	12,336
Interest expense	(2,358)	(4,011)	(7,892)	(12,216)
Interest income	—	—	21	34
Loss on extinguishment of debt	—	(2,559)	(5,790)	(2,559)
Other expense	(3)	—	(3)	—
Other income	—	29	—	29

Income before income taxes	4,999	15,933	8,767	10,854
Income tax expense	545	2,555	2,137	2,555

Net income	$4,454	$13,378	$6,630	$8,299

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$6,630	$8,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538	497
Write off and amortization of deferred financing fees	1,732	3,372
Unrealized foreign exchange and derivative (loss) gain	(2,901)	1,989
Deferred income taxes	1,163	2,594
Changes in operating assets and liabilities:
Receivables	37	(170)
Inventories	(2,220)	(3,670)
Prepaid expenses and other current assets	(72)	(78)
Value-added tax receivables	—	—
Intercompany receivables and payables	2,084	(9,126)
Other assets	—	51
Accounts payable and accrued liabilities and value added taxes	(1,324)	10,460
Income taxes payable	(2,809)	(3,902)
Other long-term liabilities	—	—

Net cash provided by operating activities	2,858	10,316

Cash flows from investing activities:
Purchases of property and equipment	(10)	(391)

Net cash used in investing activities	(10)	(391)

Cash flows from financing activities:
Repurchase of subordinated debt	(41,700)	(300)
Borrowings under revolving credit facility	3,000	56,750
Repayments under revolving credit facility	(11,375)	(38,000)
Deferred financing costs	—	(428)
Contribution from shareholders	47,490	—
Repayments under term loan facility	—	(28,500)

Net cash used in financing activities	(2,585)	(10,478)

Effect of exchange rate changes on cash	(294)	50

Net decrease in cash	(31)	(503)
Cash at beginning of period	83	523

Cash at end of period	$52	$20

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
     The accompanying unaudited interim financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Jafra Distribution and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, except for a correction of an error related to revenue recognition as discussed below, necessary to fairly state Jafra Distribution’s financial statements as of September 30, 2005 and for the interim periods presented.
     The functional currency for Jafra Distribution is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.
     During the second quarter of 2005, Jafra Distribution corrected its revenue recognition policies to recognize net sales and cost of sales at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales and cost of sales are recognized when title and risk of loss have transferred to the affiliate, generally at the time the product is received by the consultant of the affiliate. Prior to the second quarter of 2005, net sales and cost of sales had been incorrectly recorded by Jafra Distribution at the time of shipment. As a result, commencing with the second quarter of 2005, Jafra Distribution’s results have been reported based upon recognizing sales at the point of delivery. Jafra Distribution has determined that this correction did not have a material impact on the prior period financial statements. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, Jafra Distribution’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $1,520,000, gross profit of $582,000, income from operations of $582,000 and net income of $396,000. The impact of the correction of the revenue recognition policy on the three months ended September 30, 2005 was not significant. Further, Jafra Distribution has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
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
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. Jafra Distribution is still evaluating the impact of this issue on Jafra Distribution’s disclosures as reported in the Annual and Quarterly reports.
(2) Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Raw materials and supplies	$10,580	$10,682
Finished goods	22,363	18,901

Total inventories, net	$32,943	$29,583

(3) Machinery and Equipment
     Machinery and equipment consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Machinery, equipment and other	$2,696	$2,559
Less accumulated depreciation	704	464

Machinery and equipment, net	$1,992	$2,095

(4) Investment in Affiliated Company
     On May 20, 2003, Jafra Distribution subscribed for and purchased 13,642 shares Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000 as an investment in affiliated company in the accompanying balance sheets. Except for the effect of translation, which has reduced the investment by approximately $5,189,000, Jafra Distribution carries the investment on its balance sheet at cost.
(5) Income Taxes
     During the three and nine months ended September 30, 2005, the income tax differed from the statutory income tax rate as a result of certain permanent and timing differences including true-ups of the prior year taxes. During the three and nine months ended September 30, 2004, Jafra Distribution released its valuation allowances against certain pretax losses.
(6) Debt
     On May 20, 2003, Jafra Distribution and Jafra Cosmetics International, Inc. (“JCI” and collectively with Jafra Distribution, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of Jafra Distribution and JCI in the original amount of $120 million and $80 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually. The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, Jafra Distribution redeemed $41,700,000 of the original $120 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an indirect equity contribution from the Parent. As a result of this redemption and the redemption of $300,000 of the original $120 million of 10 3/4% Notes during 2004, $78,000,000 principal amount of the original $120 million of 10 3/4% Notes was

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
outstanding at September 30, 2005. At December 31, 2004, $119,700,000 principal amount of the original $120 million of 10 3/4% Notes was outstanding.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
     On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.0% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of Jafra Distribution and JCI. At September 30, 2005, Jafra Distribution did not have a balance outstanding under the Restated Credit Agreement.
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
     In connection with the February 17, 2005 redemption of the 10 3/4% Notes, Jafra Distribution paid $4,483,000 of premiums and wrote off approximately $1,307,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded a $5,790,000 loss on extinguishment of debt in the accompanying statements of operations during the nine months ended September 30, 2005.
     As of September 30, 2005 and December 31, 2004, approximately $2,662,000 and $4,480,000 of unamortized deferred financing fees, respectively (excluding translation effects) were reported as a noncurrent asset in the accompanying balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2005 and December 31, 2004, the Parent and its subsidiaries were in compliance with all covenants.
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
     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At September 30, 2005 and December 31, 2004, approximately $2,446,000 and $2,664,000, respectively, of the guarantee fee was classified as non-current assets and the remaining unamortized amount was classified as current assets on the accompanying balance sheets.
(7) Equity
     During the nine months ended September 30, 2005, the Parent, through a series of equity transactions, indirectly contributed $47,490,000 to Jafra Distribution in order for Jafra Distribution to redeem a portion of the 10 3/4% Notes (See Note 6).
(8) Comprehensive Income
     Comprehensive Income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$4,454	$13,378	$6,630	$8,299
Foreign currency translation adjustments	(121)	354	3,440	(319)

Comprehensive income	$4,333	$13,732	$10,070	$7,980

(9) Related Party Transactions
     Jafra Distribution sells color cosmetics and fragrance products, and beginning in 2004, certain skin and body care products, to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $4,587,000 and $12,954,000 for the three and nine months ended September 30, 2005, respectively, and $4,522,000 and $10,467,000 for the three and nine months ended September 30, 2004, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A., at a markup. Sales to Jafra Cosmetics S.A. were $38,311,000 and $105,696,000 for the three and nine months ended September 30, 2005, respectively, and $29,886,000 and $99,984,000 for the three and nine months ended September 30, 2004, respectively. Jafra Distribution purchased skin and body care products from an affiliate. Purchases were $249,000

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
and $640,000 for the three and nine months ended September 30, 2005, respectively, and $1,767,000 and $7,031,000 for the three and nine months ended September 30, 2004, respectively.
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
(10) Foreign Currency Forward Contracts
     Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution enters into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange gain (loss) on the accompanying statements of operations. During the three and nine months ended September 30, 2004, Jafra Distribution recognized gains of $18,167,000 and $14,892,000 related to forward contracts. As of September 30, 2005, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A.
(11) Commitments and Contingencies
     Jafra Distribution may be involved from time to time in routine legal matters incidental to its business. Jafra Distribution believes that the resolution of such matters will not have a material adverse effect on Jafra Distribution’s business, financial condition or results of operations.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$3,511	$4,153
Receivables, net	34,547	37,146
Receivables from affiliates	7,407	3,499
Current deferred income taxes	10,037	2,435
Prepaid expenses and other current assets	475	2,272

Total current assets	55,977	49,505

Property and equipment, net	35,150	34,600

Other assets:
Goodwill	27,516	26,558
Trademarks	42,803	41,314
Other	1,588	1,520

Total assets	$163,034	$153,497

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,680	$2,200
Accrued liabilities	26,570	30,040
Income taxes payable	6,339	929
Payables to affiliates	24,670	32,516
Other current liabilities	339	371

Total current liabilities	61,598	66,056

Deferred income taxes	10,120	10,019
Other long-term liabilities	2,446	2,664

Total liabilities	74,164	78,739

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2005 and 2004	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2005 and 2004	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	41,142	29,878
Accumulated other comprehensive loss	(6,606)	(9,454)

Total stockholders’ equity	88,870	74,758

Total liabilities and stockholders’ equity	$163,034	$153,497

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$76,910	$63,265	$214,573	$201,694
Cost of sales	32,400	25,082	90,753	79,746

Gross profit	44,510	38,183	123,820	121,948
Selling, general and administrative expenses	40,181	32,914	109,733	102,567
Management fee expense to affiliates	761	1,307	2,284	6,621
Service fee income from affiliate	(7,390)	(4,764)	(24,115)	(19,410)
Restructuring charges	—	—	—	162
Royalty expense to affiliates, net	5,374	4,779	16,577	15,297

Income from operations	5,584	3,947	19,341	16,711
Other income (expense):
Exchange loss, net	(882)	(14,791)	(2,650)	(15,303)
Interest expense	(16)	(27)	(132)	(173)
Interest income	88	20	190	97
Other expense	(88)	(69)	(277)	(241)

Income (loss) before income taxes	4,686	(10,920)	16,472	1,091
Income tax expense (benefit)	1,982	(2,298)	5,208	1,540

Net income (loss)	$2,704	$(8,622)	$11,264	$(449)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$11,264	$(449)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,330	1,338
Provision for uncollectible accounts receivable	6,104	5,515
Unrealized foreign exchange and derivative loss	1,295	888
Deferred income taxes	(7,620)	(6,318)
Changes in operating assets and liabilities:
Receivables	(2,244)	(7,493)
Inventories	706	—
Prepaid expenses and other current assets	(68)	75
Intercompany receivables and payables	(12,359)	14,750
Other assets	(13)	(340)
Accounts payable and accrued liabilities	(3,366)	(9,815)
Income taxes payable/prepaid, net	5,269	(683)

Net cash provided by (used in) operating activities	1,298	(2,532)

Cash flows from investing activities:
Purchases of property and equipment	(2,031)	(1,633)

Net cash used in investing activities	(2,031)	(1,633)

Effect of exchange rate changes on cash	91	271

Net decrease in cash and cash equivalents	(642)	(3,894)
Cash and cash equivalents at beginning of period	4,153	5,833

Cash and cash equivalents at end of period	$3,511	$1,939

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
     The accompanying unaudited interim consolidated financial statements as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.) and have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, except for a correction of an error related to revenue recognition as discussed below, necessary to fairly state Jafra Cosmetics S.A.’s consolidated financial statements as of September 30, 2005 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.
     The functional currency for Jafra Cosmetics S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.
     During the second quarter of 2005, Jafra Cosmetics S.A. corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No.104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. Jafra Cosmetics S.A. currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by Jafra Cosmetics S.A. at the time of shipment. As a result, commencing with the second quarter of 2005, Jafra Cosmetics S.A.’s results have been reported based upon recognizing sales at the point of delivery. Jafra Cosmetics S.A. has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, Jafra Cosmetics S.A.’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $3,992,000, cost of sales of $1,520,000, gross profit of $2,472,000, selling, general and administrative expenses of $1,304,000, income from operations of $1,168,000 and net income of $795,000. The impact of the correction of the revenue recognition policy on the three months ended September 30, 2005 was not significant. Further, Jafra Cosmetics S.A. has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
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
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. Jafra Cosmetics S.A. is still evaluating the impact of this issue on Jafra Cosmetics S.A.’s disclosures as reported in the Annual and Quarterly reports.
(2)	Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2005	2004
Land	$9,889	$9,545
Buildings	9,939	9,593
Machinery, equipment and other	27,671	24,842

	47,499	43,980
Less accumulated depreciation	12,349	9,380

Property and equipment, net	$35,150	$34,600

(3)	Goodwill and Other Intangible Assets.
     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. Except for translation adjustments, there were no changes to the carrying amount of trademarks. The carrying value of trademarks was $42,803,000 and $41,314,000 as of September 30, 2005 and December 31, 2004, respectively. Except for translation adjustments, there were no changes in the carrying amount of goodwill during the nine months ended September 30, 2005 and the year ended December 31, 2004. Goodwill was $27,516,000 and $26,558,000 at September 30, 2005 and December 31, 2004, respectively.
(4)	Income Taxes
     The actual income tax rate of Jafra Cosmetics S.A. for the three and nine months ended September 30, 2005 differs from the “expected” tax rate, computed by applying the Mexico federal corporate rate to income before income taxes due to certain permanent differences, including inflation and the effect of temporary differences. The effective tax for the nine months ended September 30, 2005 was approximately 32% compared to a federal corporate rate of 30%.
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
     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At September 30, 2005 and December 31, 2004, approximately $2,446,000 and $2,664,000, respectively, of the guarantee fee was classified as non-current liabilities and the remaining unamortized amount was classified as current liabilities in the accompanying consolidated balance sheets.
(7)	Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$2,704	$(8,622)	$11,264	$(449)
Unrealized and deferred realized (loss) gain on derivatives	—	(130)	(74)	(329)
Reclassification of deferred realized loss (gain) to exchange loss	—	—	131	—
Reclassification of deferred realized (gain) loss to cost of sales	—	—	8	—
Foreign currency translation adjustments	(78)	656	2,783	(1,211)

Comprehensive income (loss)	$2,626	$(8,096)	$14,112	$(1,989)

(8)	Related Party Transactions
     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $38,311,000 and $105,696,000 for the three and nine months ended September 30, 2005, respectively, and the net cost of the purchase was $11,549,000 and $36,506,000 for the three and nine months ended September 30, 2004, respectively. In prior years, a subsidiary of Jafra Cosmetics S.A. also sold products to its Mexican affiliate, Jafra Distribution, which is reflected in 2004 as a part of the net cost of the purchase.
     Jafra Cosmetics S.A. provides certain administrative and other services to Jafra Distribution. The income from these services is included in service fee income from affiliate on the accompanying consolidated statements of income. Jafra Cosmetics S.A. believes the amounts are reasonable and approximate the value of the actual services rendered.
     In addition, Jafra Cosmetics S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from an affiliate. The cost of these services is included in management fee expense to affiliates in the accompanying consolidated statements of income. Jafra Cosmetics S.A. is charged a portion of these management expenses based upon charges identified to Jafra Cosmetics S.A. and a formula using the percentage of revenues of Jafra Cosmetics S.A. to the total consolidated revenues of the Parent. The cost of management services decreased in 2005 compared with 2004 resulting in decreased management fee expense. Jafra Cosmetics S.A. believes the amounts and methods of allocation are reasonable and approximate the cost of the actual services received.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $674,000 and $2,166,000 for the three and nine months ended September 30, 2005, respectively, and $746,000 and $2,340,000 for the three and nine months ended September 30, 2004, respectively, and was offset against royalty expense to affiliates in the accompanying consolidated statements of income.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,047,000 and $18,743,000 for the three and nine months ended September 30, 2005, respectively, and $5,525,000 and $17,637,000 for the three and nine months ended September 30, 2004, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s third party sales.
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
     During the three and nine months ended September, 30, 2005, Jafra Cosmetics S.A. recognized losses of approximately $1,619,000 and $3,207,000, respectively, on option contracts as a component of exchange loss on the accompanying consolidated statements of income. During the three and nine months ended September 30, 2004, Jafra Cosmetics S.A. recognized $496,000 and $529,000 of losses on option contracts, respectively, as a component of exchange loss on the accompanying consolidated statements of income.
     As of December 31, 2004, Jafra Cosmetics S.A. had deferred as a component of other comprehensive loss $65,000 of losses on option contracts. During the nine months ended September 30, 2005, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss an additional $75,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. During the nine months ended September 30, 2005, Jafra Cosmetics S.A. recognized the entire $140,000 of losses as a component of exchange gain (loss) on the accompanying consolidated statements of operations. As of September 30, 2005, Jafra Cosmetics S.A. has no losses or gains deferred as a component of other comprehensive loss.
     The fair value of the option contracts was $2,859,000 and $1,433,000 at September 30, 2005 and December 31, 2004, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets. None of these contracts are qualifying or highly effective hedges, and as such, changes in fair value will be included in earnings.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the three and nine months ended September 30, 2005 and 2004, the ineffectiveness generated by Jafra Cosmetics S.A.’s option contracts designated as hedges was insignificant and accordingly nothing was reclassified into earnings during either period.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 709,000,000 and 545,000,000 in put and call positions at September 30, 2005 and December 31, 2004, respectively, and mature at various dates through December 29, 2006. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.
     Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency forward contracts (“forward contracts”) with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying consolidated statements of income. During the nine months ended September 30, 2004, Jafra Cosmetics S.A. recognized losses of $14,892,000 related to forward contracts with Jafra Distribution. As of September 30, 2005, there were no outstanding forward contracts between Jafra Distribution and Jafra Cosmetics S.A.
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
General
     The following discussion of the consolidated results of operations, financial condition and liquidity of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent” or the “Company”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2004 included in the Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for future periods.
     The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. Jafra sells its Jafra brand products through a direct selling network of approximately 435,000 independent consultants who market and sell Jafra’s products to their customers. Jafra operates in three primary markets: Mexico, the United States and Europe. In Europe, Jafra operates in Germany, Switzerland, Italy, Austria, Holland and several other countries through distributors.
     During the second quarter of 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No.104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. The Company currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. As a result, commencing with the second quarter of 2005, the Company’s results have been reported based upon recognizing sales at the point of delivery. The Company has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, the Company’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $5.1 million, cost of sales of $1.2 million, gross profit of $3.9 million, selling, general and administrative expenses of $1.7 million, income from operations of $2.2 million and net income of $1.5 million. The correction did not have a significant impact on the three months ended September 30, 2005. Further, the Company has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.
Foreign Operations
     Net sales outside of the United States constituted approximately 78% and 76% of the Company’s total net sales for the nine months ended September 30, 2005 and 2004, respectively. In addition, as of September 30, 2005 non-U.S. subsidiaries comprised approximately 72% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to reduce the risk of a devaluation of the Mexican peso, however, a devaluation of the Mexican peso could have a negative impact on the Company’s results of operations.
     The Company’s subsidiaries in Mexico generated approximately 70% and 67% of the Company’s net sales for the nine months ended September 30, 2005 and 2004, respectively, substantially all of which were denominated in Mexican pesos. During the first nine months of 2005, the Mexico peso strengthened compared to the U.S. dollar, which resulted in exchange gains on the remeasurement of the U.S. dollar-denominated debt. However, in prior periods the Mexican peso has devalued which resulted in exchange losses on the remeasurement of U.S. dollar-denominated debt. Jafra Distribution had $78.0 million of outstanding U.S. dollar denominated debt at September 30, 2005 guaranteed by the Company.

     The Company is also exposed to foreign exchange risk due to its operations in Europe. The Company also has exposure related to the outstanding intercompany notes and payables in Brazil which are denominated in U.S. dollars. The Company does not currently have a hedging program to protect against any devaluation of the real or the euro. A devaluation of either currency could have a negative impact on the Company’s results of operations.

     As a group doing approximately 78% of its business in international markets during the first nine months of 2005, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to purchase agreements, licensing agreements or other arrangements. Regulations in the United States, Mexico and in other foreign markets may result in monitoring of the Company’s corporate structure and how it effects intercompany fund transfers.
Information Concerning Forward-Looking Statements
     Certain of the statements contained in this report are forward-looking statements made based on management’s or the Company’s expectations or beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management. The factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, in this report or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) the Company’s actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.
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
Results of Operations
     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
Net sales	$105.8	100.0%	$94.8	100.0%	$304.9	100.0%	$301.7	100.0%
Cost of sales	24.9	23.5	20.4	21.5	68.4	22.4	68.5	22.7

Gross profit	80.9	76.5	74.4	78.5	236.5	77.6	233.2	77.3
Selling, general and administrative expenses	63.6	60.1	59.0	62.2	184.6	60.6	183.2	60.7
Transaction related expenses	—	—	0.1	0.1	—	—	29.7	9.8
Restructuring and impairment charges	—	—	2.3	2.5	—	—	5.0	1.7

Income from operations	17.3	16.4	13.0	13.7	51.9	17.0	15.3	5.1
Exchange (loss) gain, net	(0.4)	(0.5)	1.7	1.8	1.7	0.6	(2.8)	(0.9)
Interest expense	(4.1)	(3.8)	(6.8)	(7.2)	(14.0)	(4.7)	(20.6)	(6.8)
Interest income	0.1	0.1	—	—	0.3	0.1	0.1	—
Loss on extinguishment of debt	—	—	(4.5)	(4.7)	(9.8)	(3.2)	(4.5)	(1.5)
Other expense	(0.1)	(0.1)	(0.1)	(0.1)	(0.4)	(0.1)	(0.3)	(0.1)
Other income	—	—	—	—	0.3	0.1	0.1	—

Income (loss) before income taxes	12.8	12.1	3.3	3.5	30.0	9.8	(12.7)	(4.2)
Income tax expense (benefit)	3.9	3.7	2.4	2.6	10.7	3.5	(1.7)	(0.6)

Income (loss) from continuing operations	8.9	8.4	0.9	0.9	19.3	6.3	(11.0)	(3.6)
Loss on discontinued operations, net of income tax expense of $0	—	—	—	—	—	—	(0.2)	(0.1)

Net income (loss)	$8.9	8.4%	$0.9	0.9%	$19.3	6.3%	$(11.2)	(3.7)%

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

		United
		States
		and the			Corporate,
		Dominican			Unallocated	Consolidated
Dollars in millions	Mexico	Republic	Europe	All Others	and Other	Total
Three Months Ended September 30, 2005
Net sales	$76.9	$22.2	$6.6	$0.1	$—	$105.8
Cost of sales	18.9	4.7	1.2	0.1	—	24.9

Gross profit	58.0	17.5	5.4	—	—	80.9
Selling, general and administrative expenses	38.3	15.1	5.3	0.2	4.7	63.6

Income (loss) from operations	$19.7	$2.4	$0.1	$(0.2)	$(4.7)	$17.3

Three Months Ended September 30, 2004
Net sales	$63.3	$23.1	$7.2	$1.2	$—	$94.8
Cost of sales	15.2	4.9	1.4	0.5	(1.6)	20.4

Gross profit	48.1	18.2	5.8	0.7	1.6	74.4
Selling, general and administrative expenses	32.1	14.3	5.8	1.2	5.6	59.0
Transaction related expenses	—	—	—	—	0.1	0.1
Restructuring charges	—	—	—	—	2.3	2.3

Income (loss) from operations	$16.0	$3.9	$0.0	$(0.5)	$(6.4)	$13.0

     Net sales. Net sales in the third quarter of 2005 increased to $105.8 million from $94.8 million in the third quarter of 2004, an increase of $11.0 million, or 11.6%. In local currencies, net sales increased 6.1% in the third quarter of 2005 compared to the third quarter of 2004. As a result of stronger average exchange rates during the third quarter of 2005 compared to the third quarter of 2004, the net sales increase measured in U.S. dollars was greater than the increase measured in local currencies. The increase in net sales was primarily related to an increase in consultant productivity. The average number of consultants in the quarter was approximately 434,000 and was relatively constant compared to the third quarter of 2004. The increase in the number of consultants in Mexico was offset by decreases in the United States and Europe. As a result of the company’s decision to cease its direct selling activities in Brazil and Argentina, the Company had approximately 17,000 consultants in South America in the third quarter of 2004 compared to no consultants in the third quarter of 2005. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Total Company consultant productivity measured in U.S. dollars in the third quarter of 2005 increased by 11.9% compared to the third quarter of 2004 as a result of productivity increases in the Company’s Mexico and United States subsidiaries and favorable exchange rates. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. Quarterly productivity may increase or decrease significantly due to changes in the nature and timing of certain promotions from one year to another.
     In Mexico, net sales in the third quarter of 2005 increased to $76.9 million compared to $63.3 million in the third quarter of 2004, an increase of $13.6 million, or 21.5%. Net sales in Mexico measured in local currency increased by 13.8% in the third quarter of 2005 over the comparable prior year period. The period-over-period net sales increase was due primarily to an increase in the average number of consultants. The average number of consultants in Mexico was approximately 354,000 in the third quarter of 2005, an increase of approximately 11.1% over the prior year period. In May 2005, Mexico offered a promotional consultant case, which was very well received by the field and resulted in a significant number of new consultants. During the third quarter of 2005, Mexico offered several consultant retention promotions in order to maintain the new consultants and as a result, the percentage loss of consultants was less than historic trends. In local currency, consultant productivity increased by 2.4% in the third quarter of 2005 compared to the third quarter of 2004, however, as a result of favorable exchange rates, the consultant productivity measured in US dollars increased by 9.0%.

     In the United States region, including the Dominican Republic, net sales in the third quarter of 2005 decreased to $22.2 million compared to $23.1 million in the third quarter of 2004, a decrease of $0.9 million, or 3.9%. Operations in the United States (inclusive of the Dominican Republic) are separated into two selling units: the Hispanic Group, which includes the Hispanic Division and the Dominican Republic and represents approximately two-thirds of the United States segment and the U.S. Division. The Hispanic Group is primarily focused on Spanish speaking consultants. In the United States, the decrease in net sales was primarily the result of a decrease in the average number of consultants partially offset by an increase in productivity.
     Net sales in the Hispanic Group (including the Dominican Republic) increased to $16.7 million in the third quarter of 2005 compared to $16.5 million in the third quarter of 2004, an increase of $0.2 million, or 1.2%. The net sales increase in the third quarter of 2005 compared to the third quarter of 2004 was primarily due to an increase in consultant productivity, partially offset by a decrease in the average number of consultants. The average number of consultants in the Hispanic Group decreased to approximately 44,000 compared to 56,000, a decrease of 12,000 or 21.4%. During the first part of 2005, the Hispanic Division changed its program to increase the minimum order size to $300 in order to receive the maximum commission, which resulted in an increase in consultant productivity and also contributed to the decrease in the average number of consultants. During the third quarter, the Hispanic Division offered a very successful productivity promotion of a travel bag for the achievement of certain goals. The Dominican Republic consultant productivity increased as a result of the implementation of a new business model during mid 2004 and favorable exchange rates in 2005 over the comparable prior year period. However, the new business model in the Dominican Republic also resulted in consultant losses as the business model is driven towards a more productive consultant base.
     Net sales in the U.S. Division decreased 15.4% to approximately $5.5 million in the third quarter of 2005 compared to $6.6 million in the third quarter of 2004 as a result of a decrease in the average number of consultants, partially offset by an increase in consultant productivity. During the third quarter of 2005, the U.S. Division had an average of 19,000 consultants compared to 26,000 in the third quarter of 2004, a decrease of approximately 7,000 consultants, or 26.9%. The decrease was a result of a renewed emphasis on long term growth by the U.S. Division based on recruiting and retaining only consultants who actively sell Jafra products and recruit other Jafra consultants. As part of this focus, the U.S. Division increased the minimum order size to $300 to receive the maximum commission and also introduced a new professional consultant case. In addition to the professional case, the U.S. Division introduced promotional cases during the third quarter, which generated some additional new recruits. The short term result of the change in the minimum order was a reduction in the consultant base as consultants who purchase Jafra products strictly for their own use have dropped out of the base. Consultant productivity in the U.S. Division increased 14.8% in the third quarter of 2005 compared to the third quarter of 2004 as a result of the increase in the minimum order size to receive the maximum commission.
     In Europe, net sales decreased to $6.6 million in the third quarter of 2005 compared to $7.2 million in the third quarter of 2004, a decrease of $0.6 million, or 8.3%. The decrease was the result of a decrease in consultant productivity and a decrease in the average number of consultants. During the second quarter of 2005, the Company’s operations in Germany launched a new career plan. The same plan was launched in Austria and Holland during the third quarter of 2005. The emphasis of this career plan is to encourage and reward consultants for sponsoring and retention. In Germany, net sales in the third quarter of 2005 decreased over the comparable prior year period primarily as a result of a decrease in the average number of consultants. The number of consultants in Germany decreased to under 10,000 as the Company lost consultants buying only for personal use, because the Company has focused on consultants who want to actively participate in the Jafra business. However, net sales in Italy increased during the third quarter of 2005 compared to the third quarter of 2004 as a result of the Company’s local strategy in that market to increase the average number of consultants and a successful August. As August is normally a “holiday” month in Italy, Jafra Italy planned strong promotions to encourage sales. As a result, net sales in August significantly exceeded the prior year’s August net sales. Europe had an average of 17,000 consultants during the third quarter of 2005, a decrease of 4.2% compared to the third quarter of 2004, primarily as the result of consultant losses in Germany.
     Net sales in the other markets decreased to $0.1 million in the third quarter of 2005 compared to $1.2 million in the third quarter of 2004. Other markets consist of Brazil and Argentina. In 2005, only Argentina contributed net sales as a result of the Company ceasing its direct selling operations in Brazil during 2004. The Company has also ceased direct selling operations in Argentina. In the third quarter of 2004, the Company had approximately 17,000 consultants in these markets.

     Gross profit. Consolidated gross profit in the third quarter of 2005 increased to $80.9 million compared to $74.4 million in the comparable prior year period, an increase of $6.5 million, or 8.7%. Gross profit as a percentage of net sales (gross margin) decreased to 76.5% in the third quarter of 2005 from 78.5% in the third quarter of 2004. The decrease in gross margin in the third quarter of 2005 was primarily a result of decreased gross margins in Mexico and less favorable direct cost variances in the Company’s manufacturing operations.
     In Mexico, gross margin in the third quarter of 2005 decreased to 75.4% from 76.0% in the third quarter of 2004. The decreased gross margin in Mexico was primarily the result of reduced gross margins on promotional items in order to generate sales.
     In the United States, gross margin in the third quarter of 2005 and 2004 was relatively constant at 78.8%.
     In Europe, gross margin in the third quarter of 2005 was 81.8% compared to 80.6% in the third quarter of 2004 due primarily to reduced direct costs and the impact of the favorable euro exchange rate of inventory purchased in U.S. dollars.
     Selling, general and administrative expenses. SG&A expenses in the third quarter of 2005 increased to $63.6 million from $59.0 million in the third quarter of 2004, an increase of $4.6 or 7.8%. SG&A expenses as a percentage of net sales decreased to 60.1% in the third quarter of 2005 compared to 62.2% in the third quarter of 2004, due primarily to reduced SG&A expenses, as a percentage of net sales, at the Company’s Mexican subsidiary and corporate Headquarters, partially offset by increased SG&A expenses as a percentage of net sales, at the Company’s United States subsidiary.
     In Mexico, SG&A expenses in the third quarter of 2005 increased by $6.2 million, or 19.3%, to $38.3 million compared to $32.1 million in the third quarter of 2004. SG&A expenses decreased as a percentage of net sales to 49.8% in the third quarter of 2005 compared to 50.7% in the third quarter of 2004. The decrease in SG&A expenses as a percentage of net sales was primarily due to decreased override payments partially offset by additional promotional activities to meet market demand and to generate sales.
     In the United States, SG&A expenses in the third quarter of 2005 increased by $0.8 million, or 5.3% to $15.1 million in the third quarter of 2005 compared to $14.3 million in the third quarter of 2004. SG&A expenses as a percentage of net sales were 68.0% in the third quarter of 2005 compared to 61.9% in the third quarter of 2004. The increase in SG&A expenses as a percentage of net sales and in total was primarily attributable to increased depreciation expense of $1.5 million related to the acceleration of the depreciation as a result of the shortening of the useful life of the Company’s commercial software system. This was partially offset by savings in sales promotional expenses due to reduced promotional activity.
     In Europe, SG&A expenses in the third quarter of 2005 decreased by $0.5 million, or 8.6% to $5.3 million from $5.8 million in the third quarter of 2004. SG&A expenses as a percentage of net sales in Europe decreased to 80.3% in the third quarter of 2005 compared to 80.6% in the third quarter of 2004.
     SG&A expenses in the Company’s other markets in the third quarter of 2005 decreased by $1.0 million, to $0.2 million compared to $1.2 million during the third quarter of 2004. The Company began winding down its operations in Brazil during the third quarter of 2004 and as a result, the only Brazilian expenses included in SG&A expenses during 2005 are those necessary to wind down the operation.
     SG&A expenses in “Corporate, Unallocated and Other” decreased to $4.7 million during the third quarter of 2005 compared to $5.6 million in the third quarter of 2004, a decrease of $0.9 million, or 16.1%. The decrease was the result of the fewer other and unallocated charges not related to the normal operations of the business in the third quarter of 2005 compared to the third quarter of 2004.
     Transaction Related Expenses. During the third quarter of 2004, the Company incurred $0.1 million of transaction related expenses. During the second quarter of 2004, Vorwerk acquired all of the outstanding capital stock of Jafra. S.A., the Company’s parent.

     Restructuring and impairment charges. During the third quarter of 2004, the Company recorded $2.3 million of restructuring and impairment charges related to severance benefits for certain members of management who departed.
     Exchange gain (loss). The Company’s foreign exchange loss was $0.4 million during the third quarter of 2005 compared to an exchange gain of $1.7 million in the third quarter of 2004, an unfavorable change of $2.1 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt at Jafra Distribution and gains and losses arising from other foreign currency-denominated transactions, including remeasurement of U.S. dollar-denominated intercompany accounts. During the third quarter of 2005, the Company recognized $0.1 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt, $1.6 million of losses on option contracts and $1.3 million of gains on other foreign currency transactions. During the third quarter of 2004, the Company recognized $1.7 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt and $0.5 million of exchange gains on other foreign currency transactions. This was partially offset by $0.5 million of exchange losses on option contracts. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”
     Interest expense, net of interest income. Net interest expense (including interest income) in the third quarter of 2005 decreased to $4.1 million from $6.8 million in the third quarter of 2004, a decrease of $2.7 million. The decrease in net interest expense is primarily due to the decrease in the debt balance and specifically the repurchase of $69.5 million principal of 10 3/4% Notes during the first quarter of 2005.
     Income tax expense. Income tax expense was $3.9 million during the third quarter of 2005 compared to $2.4 million in the third quarter of 2004. During the third quarter of 2005, the effective income tax rate was 29.5% and was different than the federal income tax rates due to certain permanent and temporary differences and pretax income in the Company’s European and South America subsidiaries without any associated income tax expense due to the utilization of net loss carryforwards. The Company’s effective income tax rate from continuing operations was 72.7% in the third quarter of 2004. During the third quarter of 2004, the Company’s United States subsidiary’s effective tax rate was impacted by certain permanent differences, which resulted in a higher effective tax rate in the quarter. The Company’s Mexican subsidiaries effective tax rate benefited from the release of valuation allowances against certain operating losses. Additionally, the Company recorded additional valuation allowances on certain operating losses in its Brazilian subsidiaries.
     Net income (loss). Net income was $8.9 million in the third quarter of 2005, compared to $0.9 million in the third quarter of 2004, a favorable change of $8.0 million. This favorable change was the result of a $6.5 million increase in gross profit, the elimination of $0.1 million of transaction related expenses and $2.3 million of restructuring and impairment charges, a $2.7 million decrease in net interest expense and the elimination of $4.5 million of loss on extinguishment of debt, partially offset by a $4.6 million increase in selling, general and administrative expenses, a $2.1 million unfavorable change in exchange (loss) gain and a $1.5 million increase in income tax expense.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

		United
		States			Corporate,
		and the Dominican			Unallocated and	Consolidated
Dollars in millions	Mexico	Republic	Europe	All Others	Other	Total
Nine Months Ended September 30, 2005
Net sales	$214.6	$67.0	$22.9	$0.4	$—	$304.9
Cost of sales	51.6	14.6	3.8	0.2	(1.8)	68.4

Gross profit	163.0	52.4	19.1	0.2	1.8	236.5
Selling, general and administrative expenses	105.2	47.3	17.6	0.8	13.7	184.6

Income (loss) from operations	$57.8	$5.1	$1.5	$(0.6)	$(11.9)	$51.9

Nine Months Ended September 30, 2004
Net sales	$201.7	$71.8	$24.2	$4.0	$—	$301.7
Cost of sales	48.9	15.8	4.6	1.5	(2.3)	68.5

Gross profit	152.8	56.0	19.6	2.5	2.3	233.2
Selling, general and administrative expenses	96.9	47.9	18.8	4.3	15.3	183.2
Transaction related expenses	—	—	—	—	29.7	29.7
Restructuring charges	—	—	—	—	5.0	5.0

Income (loss) from operations	$55.9	$8.1	$0.8	$(1.8)	$(47.7)	$15.3

     Net sales. Net sales in the first nine months of 2005 increased to $304.9 million from $301.7 million in the first nine months of 2004, an increase of $3.2 million, or 1.1%. In local currencies, net sales decreased 1.8% in the first nine months of 2005 compared to the first nine months of 2004. As a result of stronger average exchange rates during the first nine months of 2005 compared to the first nine months of 2004, net sales increased measured in U.S. dollars compared to a decrease measured in local currencies. The Company decided to cease direct selling operations in South America and as a result, net sales decreased by approximately $3.6 million and the average number of consultants decreased by approximately 17,000 in the first nine months of 2005 compared to the first nine months of 2004. The Company had an average of approximately 430,000 consultants in the first nine months of 2005 compared to approximately 438,000 in the first nine months of 2004. Additionally, during the first nine months of 2005, the Company corrected its revenue recognition policy to recognize net sales at the point of delivery, which resulted in a decrease of $5.6 million in net sales.
     In Mexico, net sales in the first nine months of 2005 increased by $12.9 million or 6.4%, to $214.6 million compared to $201.7 million in the first nine months of 2004 as a result of an increase in the average number of consultants partially offset by a decrease in consultant productivity. In local currency, net sales increased 3.1% in the first nine months of 2005 compared to the first nine months of 2004. Consultant productivity in Mexico decreased approximately 1.0% measured in U.S. dollars in the first nine months of 2005 compared to the first nine months of 2004 primarily as a result of promotions aimed at sponsoring and also as a result of the Company’s correction in its revenue recognition policy. The average number of consultants in Mexico increased to approximately 344,000 in the first nine months of 2005 compared to 320,000 in the first nine months of 2004. The increase in the average number of consultants was primarily the result of a larger beginning balance in 2005 compared to 2004 and more successful promotions in 2005, including the promotional case offering in May 2005 and subsequent retention promotions.
     In the United States, including the Dominican Republic, net sales in the first nine months of 2005 decreased to $67.0 million compared to $71.8 million in the first nine months of 2004, a decrease of $4.8 million, or 6.7%. In the United States, the decrease in net sales was primarily the result of a decrease in the average number of consultants partially offset by an increase in productivity.
     Net sales in the Hispanic Group (including the Dominican Republic) decreased to $49.6 million in the first nine months of 2005 compared to $50.8 million in the first nine months of 2004, a decrease of $1.2 million or 2.4%. The net sales decrease in the first nine months of 2005 compared to the first nine months of 2004 was the result of a decrease in the average number of consultants partially offset by an increase in consultant productivity. The average number of consultants in the Hispanic Group in the first nine months of 2005 was approximately 46,000 compared to 55,000 in the first nine months of 2004, a decrease of approximately 16.3%. The decrease in the average number of consultants was primarily the result of fewer consultants at the beginning of 2005 compared to 2004 and reduced consultant sponsoring in the first nine months of 2005 over the comparable prior year period. Consultant productivity increased 18.2% in the first nine months of 2005 compared to the first nine months of 2004 primarily as the result of the change in the program to increase the minimum order size in order for consultants to receive the maximum commission, favorable productivity promotions and favorable exchange rates in the Dominican Republic.
     Net sales in the U.S. Division decreased 17.1% to approximately $17.4 million in the first nine months of 2005 compared to $21.0 million in the first nine months of 2004 as a result of a decrease in the average number of consultants. The average number of consultants in the U.S. Division decreased to approximately 21,000 in the first nine months of 2005 compared to approximately 27,000 in the first nine months of 2004, a decrease of 6,000 or 22.2%. The decrease was primarily the result of reduced sponsoring in the U.S. Division. Additionally, the U.S. Division had approximately 2,000 fewer consultants at the beginning of 2005 compared to the beginning of 2004. Consultant productivity in the U.S. Division in the first nine months of 2005 increased 5.5% compared to the first nine months of 2004.
     In Europe, net sales decreased to $22.9 million in the first nine months of 2005 compared to $24.2 million in the first nine months of 2004, a decrease of $1.3 million, or 5.4%. In local currencies, net sales decreased 8.3% in the first nine months of 2005 compared to the first nine months of 2004. The decrease was the result of a decrease in consultant productivity with a relatively constant consultant base. Europe had approximately 18,000 consultants in the first nine months of 2005 and the first nine months of 2004. Italy increased the average number of consultants during the period, but this was offset by consultant losses in Germany. During the second quarter of 2005, Germany launched a new career plan and this plan was launched in Austria and Holland during the third quarter of 2005. The emphasis of this career plan is to encourage and reward consultants for sponsoring and retention and to focus on long-term growth. The career plan was introduced to the field leaders of each market prior to the official launch. As the focus of the plan is on long-term growth, the plan had negative consequences in the short-term as leaders and consultants learn the best way to grow their individual businesses using the new career plan.
     Net sales in the other markets decreased to $0.4 million in the first nine months of 2005 compared to $4.0 million in the first nine months of 2004. Other markets consist of Brazil and Argentina. In 2005, only Argentina contributed net sales as a result of the Company ceasing its direct selling operations in Brazil during 2004. In the first nine months of 2004, the Company had approximately 18,000 consultants in these markets, compared to 1,000 during the first nine months of 2005.
     Gross profit. Consolidated gross profit in the first nine months of 2005 increased to $236.5 million compared to $233.2 million in the first nine months of 2004, an increase of $3.3 million, or 1.4%. Gross profit as a percentage of net sales (gross margin) increased to 77.6% in the first nine months of 2005 compared to 77.3% in the first nine months of 2004. The increase in gross margin in the first nine months of 2005 was primarily the result of increased margins in all strategic business units.
     In Mexico, gross margin in the first nine months of 2005 increased to 76.0% from 75.8% in the first nine months of 2004. The increased gross margin in Mexico was primarily the result of reduced charges related to the reserve for slow moving inventory, a better resale to promotional product mix and improved margins on non-commissionable items during the first nine months of 2005 compared to the first nine months of 2004.
     In the United States, gross margin was 78.2% in the first nine months of 2005 compared to 78.0% in the first nine months of 2004. The increased gross margin the United States was primarily the result of the product mix with more regular line products and more favorable margins on both regular line and promotional products.
     In Europe, gross margin in the first nine months of 2005 was 83.4% compared to 81.0% in the first nine months of 2004 primarily due to the impact of the favorable euro exchange rate of inventory purchased in U.S. dollars.
     Selling, general and administrative expenses. SG&A expenses in the first nine months of 2005 increased to $184.6 million compared to $183.2 million in the first nine months of 2004, an increase of $1.4 million or 0.8%.

SG&A expenses as a percentage of net sales for the first nine months of 2005 was approximately 60.5% compared to 60.7% in the first nine months of 2004. The increased SG&A expenses, as a percentage of net sales, at the Company’s Mexican and United States subsidiaries were offset by reduced SG&A expenses, as a percentage of net sales, at the Company’s corporate headquarters and European subsidiaries.
     In Mexico, SG&A expenses in the first nine months of 2005 increased by $8.3 million, or 8.6% to $105.2 million compared to $96.9 million in the prior year comparable period. SG&A expenses increased as a percentage of net sales to 49.0% in the first nine months of 2005 compared to 48.0% in the first nine months of 2004. The increase in SG&A expenses as a percentage of net sales was primarily due to increased period operating expenses related to greater distribution expenses and increased promotional activity to increase the number of consultants.
     In the United States, SG&A expenses in the first nine months of 2005 decreased by $0.6 million, or 1.3% to $47.3 million compared to $47.9 million in the first nine months of 2004. SG&A expenses as a percentage of net sales were 70.6% in the first nine months of 2005 compared to 66.7% in the first nine months of 2004. The increase in SG&A expenses as a percentage of net sales was primarily attributable to increased depreciation expense of $4.5 million related to the acceleration of the depreciation as a result of the shortening of the useful life of the Company’s commercial software system and the negative impact of fixed costs on a reduced net sales base. This was partially offset by savings in sales promotional expenses due to reduced promotional activity.
     In Europe, SG&A expenses in the first nine months of 2005 decreased by $1.2 million, or 6.4% to $17.6 million compared to $18.8 million in the first nine months of 2004. SG&A expenses as a percentage of net sales in Europe decreased to 76.9% in the first nine months of 2005 compared to 77.7% in the first nine months of 2004 due to reduced sales promotional activity during 2005 and a focus on cost containment. The Company implemented a new career plan in Germany, Austria and Holland. A result of this launch was to reduce certain promotional spending and delay or eliminate certain other non-critical expenditures. This was partially offset by the negative impact of fixed expenses on a reduced net sales base.
     SG&A expenses in the Company’s other markets in the first nine months of 2005 decreased by $3.5 million to $0.8 million compared to $4.3 million in the first nine months of 2004. The Company began winding down its operations in Brazil during the third quarter of 2004 and as a result, the only Brazilian expenses included in SG&A expenses during 2005 are those necessary to wind down the operation.
     SG&A expenses in “Corporate, Unallocated and Other” decreased to $13.7 million during the first nine months of 2005 compared to $15.3 million in the first nine months of 2004. The decrease was the result of the reduction of certain personnel expenses in the Company’s corporate headquarters during 2005 compared to 2004 and the timing of certain other expenses.
     Transaction Related Expenses. During the nine months ended September 30, 2004, the Company incurred $29.7 million of transaction related expenses. During the nine months ended September 30, 2004, Jafra S.A. (the Company’s sole shareholder) was acquired. As a part of this acquisition, all outstanding employee stock options were bought back and cancelled. This resulted in $20.3 million of compensation expense. Additionally, the former primary shareholder of Jafra S.A. paid $4.9 million in special bonuses directly to certain members of management and non-employee board of director members. This non-cash charge has been accounted for as a deemed contribution by the former primary shareholder. The remaining amount recorded in the nine months ended September 30, 2004 related primarily to expensing of insurance premiums due to the change of control provisions in the insurance contracts and to fees paid to professional service providers for this transaction and other transactions contemplated but not completed.
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

     Exchange gain (loss). The Company’s foreign exchange gain was $1.7 million for the first nine months of 2005 compared to an exchange loss of $2.8 million in the first nine months of 2004, a favorable change of $4.5 million. During the first nine months of 2005, the Company recognized $2.9 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt, $3.3 million of losses on option contracts and $2.1 million of gains on other foreign currency transactions. During the first nine months of 2004, the Company recognized $2.1 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt, $0.5 million of losses related to option contracts and $0.2 million of exchange losses on other foreign currency transactions.
     Interest expense, net of interest income. Net interest expense (including interest income) in the first nine months of 2005 decreased to $14.0 million from $20.6 million in the first nine months of 2004, a decrease of $6.6 million. The decrease in net interest expense is primarily due to the decrease in the debt balance and specifically the repurchase of $69.5 million principal of 10 3/4% Notes during the first quarter of 2005. During the nine months ended September 30, 2004, the Company entered into a Restated Credit Agreement and a Loan Contract. With the proceeds from those borrowings, the Company repaid all amounts outstanding under its previous term loan and revolver. In addition, during the nine months ended September 30, 2004 the Company purchased $0.5 million of its outstanding 10 3/4% subordinated notes. In connection, the Company wrote off approximately $4.5 million of capitalized deferred financing fees.
     Loss on extinguishment of debt. During the first nine months of 2005, the Company repurchased $69.5 million of its outstanding 10 3/4% Notes. In connection with the redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt during the first nine months of 2005. During the nine months ended September 30, 2004, the Company entered into a Restated Credit Agreement and a Loan Contract. With the proceeds from those borrowings, the Company repaid all amounts outstanding under its previous term loan and revolver. In addition, during the nine months ended September 30, 2004 the Company purchased $0.5 million of its outstanding 10 3/4% subordinated notes. In connection, the Company wrote off approximately $4.5 million of capitalized deferred financing fees.
     Income tax expense. Income tax expense was $10.7 million in the first nine months of 2005 compared to an income tax benefit of $1.7 million in the first nine months of 2004. During the first nine months of 2005, the effective income tax rate was 35.2% and was different than the expected income tax rate due to certain permanent and temporary differences, including the write-off of $1.8 million of certain deferred tax assets in the Company’s United States subsidiary, and pretax income in the Company’s European and South American subsidiaries without any associated income tax expense due to the utilization of net loss carryforwards. During the nine months ended September 30, 2004, the Company’s United States subsidiary recorded a reduced tax benefit, as a result of certain non-deductible expenses, on pretax losses. This amount was partially offset by income tax expense on pretax income in the Company’s Mexican subsidiaries. Additionally, the Company recorded valuation allowances against certain pretax losses in the Company’s Brazilian subsidiary.
     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The results of these markets were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were nominal during the first nine months of 2005 compared to $0.2 million during the first nine months of 2004.
     Net income (loss). Net income was $19.3 million in the first nine months of 2005, compared to a net loss of $11.2 million in the first nine months of 2004, a favorable change of $30.5 million. This favorable change was the result of a $3.3 million increase in gross profit, the elimination of $29.7 million of transaction related expenses and $5.0 million of restructuring and impairment charges, a $4.5 million favorable change in exchange gain (loss), a $6.6 million decrease in net interest expense, a $0.2 million increase in interest income, a $0.2 million increase in other income and a $0.2 million decrease in loss on discontinued operations, partially offset by a $1.4 million increase in selling, general and administrative expenses, a $5.3 million increase in loss on extinguishment of debt, a $0.1 million increase in net other expense and a $12.4 million increase in income tax expense.
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
     During the nine months ended September 30, 2004, the Company entered into a Restated Credit Agreement and a Loan Contract. With the proceeds from those borrowings, the Company repaid all amounts outstanding under its previous term loan and revolver. In addition, during the nine months ended September 30, 2004, the Company purchased $0.5 million of its outstanding 10¾% subordinated notes. In connection, the Company wrote off approximately $4.5 million of capitalized deferred financing fees.

Liquidity
     On May 20, 2003, the Issuers issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear interest at a fixed rate of 10 3/4% payable semi-annually. The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69.5 million of the original $200 million of 10 3/4% Notes at a redemption price of 110.75% of par with the cash proceeds from an equity contribution from Vorwerk of $79.1 million. As a result of this redemption and the redemption of $0.5 million of the original $200 million of 10 3/4% Notes during 2004, $130.0 million principal amount of the 10 3/4% Notes was outstanding at September 30, 2005. At December 31, 2004, $199.5 million principal amount of the original $200 million of 10 3/4% Notes was outstanding.
     The Restated Credit Agreement provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.0% and are subject to periodic adjustment based on certain levels of financial performance. As of September 30, 2005, the applicable interest rate was approximately 5.7%. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At September 30, 2005, the Company had $10.0 million outstanding under the Restated Credit Agreement.
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
     In connection with the February 17, 2005 redemption of the 10 3/4% Notes, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt in the accompanying consolidated statements of operations during the nine months ended September 30, 2005.
     As of September 30, 2005, approximately $4.6 million of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2005 and December 31, 2004, the Company and its subsidiaries were in compliance with all covenants.
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
     As of September 30, 2005, the Company had outstanding $140.0 million of debt, consisting of $130.0 million of 10 3/4% Notes and $10.0 million outstanding under the Restated Credit Agreement.
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
Cash Flows
     Net cash provided by operating activities was $23.8 million for the nine months ended September 30, 2005 compared to net cash used in operating activities of $8.8 million in the nine months ended September 30, 2004, a favorable change of $32.6 million. The net cash provided by operating activities consisted of $30.8 million of net income adjusted for non-cash items included in net income, partially offset by $7.0 million used in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities during the nine months ended September 30, 2005 were an decrease of $6.0 in accounts payable and accrued liabilities, a $1.2 million increase in inventories and a $1.2 million increase in accounts receivable.
     Net cash used in investing activities was $3.5 million for the nine months ended September 30, 2005 primarily related to capital expenditures. A significant portion of the amount capitalized was for the purchase of hardware.
     Net cash used in financing activities during the nine months ended September 30, 2005 was approximately $20.8 million and consisted of $69.5 million to repurchase of the 10 3/4% Notes, $20.0 million repayment of the Vorwerk note, approximately $10.4 million net repayment of the revolving credit facility, partially offset by an equity contribution of $79.1 million from the shareholder.
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
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. The Company is still evaluating the impact of this issue on the Company’s disclosures as reported in the Annual and Quarterly reports.
Business Trends and Initiatives
     The Company’s Mexico subsidiary has reported net sales growth measured in local currencies during the last several years primarily as a result of increases in the consultant base. The consultant base has increased in 2005 compared to 2004. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 70% of total net sales for the nine months ended September 30, 2005 and 67% of total net sales for the year ended December 31, 2004.
     In the United States, the Company has continued its strategy of focusing on the distinct elements of its two basic consultants groups, one of which is focused on Spanish speaking consultants. Net sales for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 decreased primarily as a result of a decrease in the consultant base. The divisions in the United States have a renewed focus on a class strategy and are evaluating new methods to recruit potential consultants.
     Net sales in Europe have decreased in the third quarter of 2005 compared to the third quarter of 2004. The programs in Germany, Austria and Holland have been under evaluation. The Company implemented a new career plan in Germany, Austria and Holland during 2005 to focus on recruiting and long term growth. The new career plan is a new compensation structure for the consultants to focus on long term multi level marketing growth.
     During 2003, the Company discontinued it operations in Venezuela, Colombia, Chile and Peru and has classified the results from these operations as discontinued operations in its financial statements. During 2003 and 2004, the Company ceased direct selling operations in Thailand and Brazil, respectively, and is currently only incurring costs necessary to wind down the operations. The Company has entered into a third party agreement with a distributor in Brazil. The Company intends to primarily service the distribution agreement from its subsidiaries in Mexico and the United States. The Company has begun to liquidate its operations in Argentina.

     During the second quarter of 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No.104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. The Company currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the time of shipment. As a result, commencing with the second quarter of 2005, the Company’s results have been reported based upon recognizing sales at the point of delivery. The Company has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, the Company’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $5.1 million, cost of sales of $1.2 million, selling, general and administrative expenses of $1.7 million, income from operations of $2.3 million and net income of $1.5 million. The impact of the correction of the revenue recognition policy on the three months ended September 30, 2005 was not significant. Further, the Company has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2004. No significant changes have occurred during the first nine months of 2005 in relation to the interest rate risk or the Company’s credit standing.
Foreign Currency Risk
     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiares and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. However, 78% of the Company’s revenue for first nine months of 2005 was generated in countries with a functional currency other than the U.S. dollar, and 70% of the Company’s revenue for the first nine months of 2005 was denominated in Mexican pesos. As a result, the Company’s earnings and cash flows for the three and nine months ended September 30, 2005 were exposed to fluctuations in foreign currency exchange rates.
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
     The Company uses foreign currency option contracts to hedge against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 709,000,000 and 545,000,000 in put and call positions at September 30, 2005 and December 31, 2004, respectively. The outstanding foreign currency option contracts outstanding at September 30, 2005 mature at various dates through December, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of September 30, 2005 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At September 30, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	211,000	12.09-13.31	$(393)	Oct.-Dec. 2005
Mexican peso	150,000	12.40-13.19	(223)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(243)	Apr.-June 2006
Mexican peso	75,000	12.61-12.73	(103)	July-Sept. 2006
Mexican peso	97,000	12.18-12.28	(60)	Oct.-Dec. 2006

	709,000		$(1,022)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	211,000	10.96-12.06	$(873)	Oct.-Dec. 2005
Mexican peso	150,000	11.23-11.95	(518)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(233)	Apr.-June 2006
Mexican peso	75,000	11.42-11.54	(167)	July-Sept. 2006
Mexican peso	97,000	11.03-11.12	(46)	Oct.-Dec. 2006

	709,000		$(1,837)

     The following table provides information about the details of the Company’s option contracts as of December 31, 2004 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$(298)	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	(443)	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	(87)	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	(163)	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	(23)	Jan.-Mar. 2006

	545,000		$(1,014)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$29	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	131	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	(136)	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	(210)	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	(233)	Jan.-Mar. 2006

	545,000		$(419)

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $2,859,000 and $1,433,000 at September 30, 2005 and December 31, 2004, respectively, represents the carrying value and was recorded in accrued liabilities in the consolidated balance sheets.

ITEM 4. CONTROLS AND PROCEDURES
     Under the supervision and with the participation of management, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that, as of September 30, 2005, these controls and procedures are effective to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s third fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date November 14, 2005