Form 10-K
period 2005-12-31
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2006-03-31
CIK 1248305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 333-106666

Jafra Worldwide Holdings (Lux), S.àR.L.
(Exact name of Registrant as specified in its charter)

Luxembourg	98-0399297
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

382-386 Route de Longwy
L-2212 Luxembourg
Luxembourg
(352) 226027
(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”).  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Act).  Yes ☐     No ☑

The registrant does not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 and there is no public market for voting stock of the registrant.

As of March 15, 2006 the registrant had outstanding 316,420 shares of common stock, par value $100.00 per share.

Documents Incorporated by Reference
None

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L.

PART I

Item 1.	Business

General

Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”) is an intermediate holding company that conducts all of its operations through its U.S. and non-U.S. subsidiaries. Prior to the Parent’s recapitalization of its operations (the “Recapitalization”) on May 20, 2003, the historical operations of CDRJ Investments (Lux) S.A. (“CDRJ”) were equivalent to the operations of the Parent. CDRJ was liquidated in April 2004. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as the “Company” or “Jafra.”

The Jafra business was incorporated in 1956 and was subsequently purchased by the Gillette Company. In 1998, the Jafra business was sold by the Gillette Company to CD&R Fund V and later was sold by CD&R Fund V (the “Acquisition”) on May 27, 2004 to Vorwerk & Co. eins GmbH (“Vorwerk”). Vorwerk is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. Vorwerk holds its interest in the Company through Jafra S.A., a Luxembourg société anonyme, formerly known as CDRJ North Atlantic (Lux) S.àr.l. (“Jafra S.A.”).

The Parent agreed to file periodic reports with the Securities and Exchange Commission (“SEC”) in connection with the issuance in May 2003 of an aggregate $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes”) by its subsidiaries Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “issuers”), so long as the 10 3/4% Notes are outstanding. The 10 3/4% Notes, of which approximately $130 million is outstanding as of December 31, 2005, are guaranteed by the Parent. JCI and Jafra Distribution are also borrowers (and the Parent is the Guarantor) under a $60 million amended and restated revolving credit facility entered into in August 2004, which can be increased by the Company up to $90 million subject to the agreement by the lenders to participate in the amount of such increase. The Company currently has no borrowings outstanding under the revolving credit facility.

The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a network of approximately 451,000 independent consultants, who market and sell the Company’s products to their customers. The Company generated approximately 71% of its total net sales in 2005 in Mexico and approximately 22% of its total net sales in the United States and the Dominican Republic.

Jafra conducts its operations through one channel, direct selling, and its reportable segments are based on geography: Mexico, United States, including the Dominican Republic, and Europe. For further information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 to the consolidated financial statements.

Strategy

The Company’s strategy consists primarily of the following key initiatives:

Continue Core Strategy of Expanding and Retaining Consultant Base.  The Company intends to increase its business by focusing on sponsoring and retaining loyal consultants who sell product. The Company believes that the attractive income opportunities offered by its compensation structure and its operational and cultural focus on providing support to its consultants have been instrumental in achieving overall consultant and net sales growth in its largest geographic territory over the past several years. The Company believes the emphasis it places on providing its consultants with focused customer service, training, effective sales and marketing materials, brochures, and new product demonstrations, will continue to differentiate Jafra from its competitors. Additionally, the Company intends to continue to stimulate net sales growth by motivating its consultant base at local recognition events and by offering travel rewards, gifts and other incentives to its most productive consultants.

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

Increase Presence in the United States.  In late 2000, the Company strengthened its focus on the growing Hispanic population in the United States. This allowed the Company to customize its marketing efforts. The Company has focused on separate portions of the population and will continue to provide its U.S. Spanish and non-Spanish speaking consultants with tailored recruiting programs, training materials, seminars and product presentations. In addition, the Company will continue to focus on the particular needs of the non-Spanish speaking consultants.

Maintain Strong New Product Pipeline.  The development and introduction of new products serve to motivate consultants by providing them with new and exciting products to demonstrate and market to their customers. As part of each of the Company’s consecutive marketing and promotion cycles, the Company regularly introduces line extensions, such as new colors within the existing color cosmetics lines, and new products that employ the latest technology and capitalize on the face-to-face interaction between consultants and their customers. In the development of new products, the Company employs a strategy that minimizes research costs and focuses development efforts on innovative products that have already proven successful in the marketplace.

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

Continue to Identify Operating Efficiencies and Benefit from Economies of Scale.  Over the last several years since the Company was purchased from Gillette, management has increased the Company’s gross profit margin and reduced selling, general and administrative expenses, less charges related to transactions and restructuring, as a percentage of net sales, primarily by reducing manufacturing and overhead costs, streamlining marketing efforts and improving working capital management. The Company intends to continue to pursue additional opportunities to realize cost savings and operating efficiencies in order to increase profitability. Further, the Company believes its direct selling business model will continue to generate significant organic growth and that the resulting scale will afford increasing opportunities to leverage the fixed cost base and increase efficiencies in the Company’s purchasing, manufacturing, marketing, training and technology functions.

Research and Development

The Company continuously introduces new and revitalized products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village, California facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $1.6 million in the year ended December 31, 2005, $1.4 million in the year ended December 31, 2004 and $1.3 million in the year ended December 31, 2003.

Employees in the Research and Development Department formulate products and analyze them for chemical purity and microbial integrity. A separate small-scale pilot batch is produced and tested prior to full scale manufacture. The Company continues to invest in the development of one global product line for use in all current markets to try to meet the needs of consultants in every market. Also, the Company continues upgrading of its product lines by adding new formulations and contemporary fragrances.

Products

The following table sets forth the net sales of the Company’s principal product lines for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
		Percentage		Percentage		Percentage
	Sales by	of Total	Sales by	of Total	Sales by	of Total
	Product Line	Sales	Product Line	Sales	Product Line	Sales
	($ In millions)		($ In millions)		($ In millions)

Skin care	$72.2	17.3%	$78.6	19.5%	$73.8	19.9%
Body care and personal care	49.4	11.9	48.3	12.0	47.2	12.7
Color cosmetics	85.5	20.5	83.5	20.7	84.9	22.8
Fragrances	165.0	39.6	146.4	36.3	127.3	34.3
Other products(1)	44.4	10.7	46.6	11.5	38.3	10.3

Subtotal before shipping and other fees, less commissions	416.5	100.0%	403.4	100.0%	371.5	100.0%

Shipping and other fees, less commissions	13.6		12.8		12.4

Total	$430.1		$416.2		$383.9

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

Skin Care.  The Company sells personalized skin programs in a free matrix skincare system that allows individuals to select a regimen to meet individual needs. Skin care products include cleansers, skin fresheners, masks, and moisturizers for day and night. In addition to basic skin care products, the Company offers specialty products to enhance skin texture and encourage cell revitalization, including the Company’s signature skin care product, Royal Jelly Milk Balm Moisture Lotion, and products for maturing skin (Time Protector and Time Corrector), eye care (Optimeyes) and elasticity (Elasticity Recovery Hydrogel). The Company is committed to maintaining contemporary formulas and routinely evaluating and updating its product offerings.

Body Care and Personal Care.  The Company markets a broad selection of body, bath, sun and personal care products, including deodorants and shampoos. The Company’s signature body care product, Royal Jelly Body Complex, contains “royal jelly” (a substance produced by queen bees) in an oil-free deep moisturizing formula with natural botanical extracts and vitamins. Other offerings in the body care line include sunscreens, hand care lotions, revitalizing sprays, and bath products. While the Company varies its product offerings and continues to develop new products, Royal Almond and Precious Protein products have been top sellers for many years. Also, the Company offers the Define Your Body line of four products, a complete line of body treatment products. The Company has continued to build on the success of the Jafra Spa line with the launches of the Spa fragrances and the Scalp Massage and Hair Treatment. The Tender Moments baby line was enhanced with the launch of pediatrician-tested Baby Bottom Balm, formulated with soothing ingredients.

Color Cosmetics.  The Company sells a range of color cosmetics for the face, eyes, lips, cheeks and nails. The Company internally develops lipstick formulas, foundations and mascaras. The Company continues to enhance its color palette strategy by introducing seasonal color products through innovative fashion color statements in the spring and fall shade product offerings. This has been a consistent strategy and has continued to drive the sales of color products. In 2005, the Company continued to introduce new products in the B-Twin line to target the teenage color cosmetics market.

Fragrance.  Direct selling is a significant distribution channel for fragrances, and the Company’s new scents have enabled the Company to participate on an increasingly larger scale in this channel. The Company introduces new fragrances into its product line regularly and has introduced at least one new fragrance a year since 1996.

During 2005, the Company introduced Vessen and Vaslui into its regular line. The Company also introduced several limited life products.

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

Independent Consultants

The Company had approximately 451,000 independent consultants worldwide as of December 31, 2005. Approximately 374,000 of these consultants were in Mexico, 58,000 were in the United States, 16,000 were in Europe and 3,000 were in the Dominican Republic. These consultants, including managers, district managers and district directors, are not agents or employees of Jafra; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.

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

Consultant Management and Training.  At December 31, 2005, the Company had approximately 17,000 managers, 2,000 district managers and 1,000 district directors. To become a manager, a consultant must sponsor a specified number of recruits who meet certain minimum sales levels. Once a consultant becomes a manager, she is eligible to earn commissions on personal sales plus overrides on the sales of her downline consultants. A manager continues to gain seniority in the Jafra sales force by meeting the prescribed recruitment and sales requirements at each level of management. At more senior levels, managers may have several junior managers who in turn sponsor and manage other managers and consultants. The most successful managers have many such downline managers and consultants, and earn commissions on their personal sales plus overrides on their downline group’s sales. During 2005, the Company recorded $69.7 million as override expense within selling, general and administrative expenses and $4.7 million of commissions on personal sales paid to consultants as a reduction of net sales.

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

Income Opportunities and Recognition.  Consultants earn income by purchasing products from the Company at wholesale prices and selling to consumers at suggested retail prices. The commissions earned by consultants on sales typically range from approximately 30% to 50% of suggested retail prices. Once a consultant becomes a manager, her compensation also includes overrides, or a percentage of the sales of the consultants she has recruited. These overrides range from 10% to 30% of the wholesale sales value of her downline consultants, depending of the level of the manager. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Additionally, managers often perform collection efforts on behalf of the Company as the overrides paid on a consultant’s downline productivity are paid only upon the collection of the receivables. The Company believes that its structure of discounts, commissions and overrides to consultants is generous compared to other companies.

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

Geographic Operations

The Company’s international operations are subject to certain customary risks inherent in carrying on business abroad, including the risk of adverse currency fluctuations, the effect of regulatory and legal restrictions imposed by foreign governments, and unfavorable economic and political conditions.

Due to the challenging macroeconomic environment that has affected the Company’s results in selected markets in which the Company operated, the Company adopted a strategic plan to focus on the strengths of the Mexican, U.S. and European markets. The Company terminated its direct selling operations in Argentina in 2005, Brazil in 2004 and in certain markets in South America and Thailand in 2003. The Company plans to expand into other international markets in the future.

The Company’s most important markets are Mexico, the United States (including the Dominican Republic) and Europe, which represented approximately 71%, 22% and 7%, respectively, of total 2005 consolidated net sales. The Company has entered into foreign currency exchange contracts to help mitigate the risk that a potential currency devaluation in Mexico would have on operations and liquidity. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

In certain European markets, including Czech Republic, Denmark/Norway, Greece, Hungary, Ireland, Poland, Slovenia and Sweden the Company operates through distributors. The Company also has distributor agreements with third parties in Brazil, Argentina and other South American countries who buy the product from the Company’s Mexico or United States subsidiaries and sell or have the right to sell the Company’s products. The Company has the contractual right to terminate these arrangements if it chooses to operate directly in a given market.

Manufacturing

The Company owns substantially all of an approximately 38,000 square foot manufacturing facility in Naucalpan, Mexico, which is near Mexico City. This facility has produced substantially all of the Company’s product requirements since June 2004. Immediately prior to that time, substantially all of the Company’s requirements for certain cosmetic and skin care products were manufactured by a third-party contractor pursuant to a manufacturing agreement that expired on July 1, 2004. On July 2, 2004, JCI entered into a new manufacturing agreement pursuant to which the same third-party manufacturer manufactures a limited number of cosmetic and skin care products for the Company.

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

Distribution Centers

As of December 31, 2005, the Company used four primary distribution centers in the United States, Mexico and Europe. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In 2002, the Company opened a distribution center in Lerma, Mexico that services all consultants in Mexico. In addition, the Company has a distribution center in Kaufbeuren, Germany that services all of the European markets. Management believes that its facilities are adequate to meet demand in its existing markets for the foreseeable future.

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

Information and E-Commerce Systems

During 2004, the Company appointed a Chief Information Officer to evaluate global management information systems. The Company utilized E-Commerce systems for order taking and in some instances, consultant activation in the United States and Mexico. The Company plans to implement a new commercial information system in the United States during 2006 to replace the commercial information portion of the JD Edwards system.

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

Employees

As of December 31, 2005, the Company had 968 full-time employees, of which 244 were employed in the United States, 653 were employed in Mexico and 71 were employed in other countries. The Company also had 406 outside contract employees. In Mexico, some of the Company’s employees are unionized. The Company has in the past experienced union-related work stoppages in Mexico. Within the past five years, none of these stoppages have had any material impact on operations. The Company believes its relations with its employees are generally good. The Company’s employees are not unionized in any market outside of Mexico.

Item 1A.	Risk Factors

Risk Factors

The following important factors, and those important factors described elsewhere in this report or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause our results to differ materially from estimates or expectations. Additional risks and uncertainties may also materially and adversely affect our business operations. Any of the following risks could materially and adversely affect our business, financial condition or results of operations.

If we are unable to retain our existing independent consultants and recruit additional consultants, net sales may decrease.

We distribute almost all of our products through independent consultants. The consultants may terminate their services at any time, and, like most direct selling companies, we experience high turnover among consultants from year to year. As a result, we need to continue to retain existing and recruit additional independent consultants. Our operations would be harmed if we fail to attract new consultants or maintain and increase productivity by our consultants.

The number and productivity of our consultants could be affected by several additional factors, including:

•	adverse publicity regarding the Company, its products, its distribution channel or its competitors;

•	any failure to motivate consultants with new products;

•	changes in the public’s perception of the Company’s products and their ingredients;

•	competition for consultants from other direct selling cosmetics companies;

•	changes in the public’s perception of the Company’s consultants and direct selling businesses in general; and

•	general economic and business conditions.

In addition, we may face saturation or maturity levels in a given country or market. The maturity of several of our markets could also affect our ability to attract and retain consultants in those markets.

Any adverse changes in our business operations in Mexico would adversely affect net sales and profitability.

Approximately 71% of our net sales for the year ended December 31, 2005 were generated in Mexico. Various factors could harm our business in Mexico. These factors include, among others:

•	worsening economic conditions, including a prolonged recession in Mexico;

•	greater difficulty in staffing and managing foreign operations;

•	fluctuations in currency exchange rates and inflation;

•	longer collection cycles and increases in bad debt expenses;

•	burdens and costs of compliance with local laws; and

•	greater difficulty in protecting intellectual property.

Mexico is an emerging market economy, with attendant risks.

Mexican governmental actions concerning the economy and state-owned enterprises could have a significant impact on Mexican private sector entities including our operations. The next presidential national elections will be held in July 2006. Our financial condition, results of operations and prospects may be affected by currency fluctuations, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico.

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. There are currently no exchange controls in Mexico. However, Mexico has imposed foreign exchange controls in the past. Under the North American Free Trade Agreement, if Mexico experiences serious balance of payment difficulties or the threat thereof in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by U.S. and Canadian investors. Any restrictive exchange control policy could adversely affect our ability to obtain U.S. dollars or to convert pesos into U.S. dollars for purposes of paying dollar-denominated expenses, such as interest on indebtedness, to the extent that we may have to effect those conversions.

International operations may be adversely affected by local conditions.

Approximately 79% of our net sales in 2005 were generated outside the United States. Our ability to conduct business outside the United States and our revenues from foreign markets are subject to the risks inherent in international operations. Our international operations may be adversely affected by import duties or other legal restrictions on imports, currency exchange control regulations, transfer pricing regulations, the possibility of hyperinflationary conditions and potentially adverse tax consequences, among other things. The governments of nations in which we operate may take actions that materially adversely affect our ability to conduct business in these markets.

Currency exchange rate fluctuations in Mexico could lower our net sales and net income.

During 2005, we recognized approximately 79% of our net sales in non-U.S. markets in each market’s respective local currency, including approximately 71% in Mexican pesos. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, primarily the Mexican peso, our reported net sales, gross profits and net income will likely be reduced.

Despite the current stability of the Mexican peso, the value of the Mexican peso has been subject to significant fluctuations with respect to the U.S. dollar in the past and may be subject to significant fluctuations in the future. Historically, our Mexican subsidiaries have been able to raise their prices generally in line with local inflation, thereby helping to mitigate the effects of devaluations of the Mexican peso. However, our Mexican operating companies may not be able to maintain this pricing policy in the future.

We may not be able to enter into hedging or to protect us from fluctuations in currency exchange rates.

Because we cannot predict the degree of future exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. Although we attempt to reduce our exposure to short-term exchange rate fluctuations by using foreign currency puts and calls, these instruments or any other hedging activity may not effectively reduce exchange rate exposure. In particular, we currently employ a hedging strategy comprised of zero-cost collars that are designed to protect us against sudden and extreme devaluations in the Mexican peso. Our current hedging policy may not fully protect us against more gradual changes in exchange rates. Declines of the Mexico peso that are not offset by hedging have the effect of reducing our net sales measured in U.S. dollars.

We may be affected by high levels of inflation in Mexico.

Mexico has a history of high levels of inflation, and may experience inflation in the future. During most of the 1980s and during the mid-and late-1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last five years as measured by changes in the National Consumer Price Index, as provided by Banco de Mexico, were:

2001	4.40%
2002	5.70%
2003	3.98%
2004	5.20%
2005	3.33%

A substantial increase in the Mexican inflation rate would have the effect of increasing some of our costs, which could adversely affect our results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect our results of operations.

The final liquidation and dissolution of subsidiaries in our non-core markets may result in additional costs and diversion of management resources.

Our shift in strategic focus involving the recent exit of the direct selling markets in Argentina and Brazil and the exit in 2003 from Colombia, Peru and Thailand may prove to be unsuccessful for a number of reasons:

•	The completion of the liquidation of these non-core operations may take longer than we anticipate, may prove to be more expensive and more time consuming than we project, and may divert management’s attention from our core business.

•	We may need to obtain regulatory and other governmental approvals and third-party consents, and may encounter other factors typical in a closure that could significantly increase the cost and/or delay the completion of this process. To the extent the completion of this process is delayed, the costs of liquidating and dissolving these subsidiaries and the negative impact on our income statement will continue, and the exit-related transaction costs could be greater than planned;

•	The shift in strategy may reduce the morale of our consultant base in our remaining markets; and

•	Tax authorities in the jurisdictions in which we are liquidating operations may conclude that additional taxes are payable as part of the liquidation process.

•	We may incur liabilities or increased costs relative to third party distribution agreements.

Failure to develop and introduce new products could adversely impact our consultants’ productivity and revenues, and therefore harm net sales.

If we fail to develop, introduce, and offer new products planned for the future, our consultants’ productivity and net sales could be harmed. Factors that could affect our ability to continue to develop and introduce new products include, among others, government regulations, proprietary protections of competitors that may affect our ability to offer comparable products (including patent law protections, trademark laws, and common law protections of trade secrets and proprietary know-how that could prevent or delay development of innovative products similar to our competitors’), and any failure to anticipate changes in consumer tastes and buying preferences.

Failure of new products to gain consultant and market acceptance could negatively affect levels of consultant productivity.

A critical component of our business is the ability to develop new products that create enthusiasm among our consultant base and appeal to consumers. If we fail to introduce and effectively market new products generating such enthusiasm and appeal, consultant productivity could be harmed. Factors that could inhibit market acceptance among our consultants and their customers include quality problems with the products themselves, failure to identify consumer tastes and buying preferences, failure to develop marketing strategies, packaging, and product brochures and other information materials to generate sufficient enthusiasm and demand, and pricing new products above the level that consumers are willing to pay.

Fluctuations in consultant liquidity could negatively impact our revenues and collection cycle and increase our bad debt expense.

Our independent consultants earn income by purchasing products at wholesale prices and selling to their customers at suggested retail prices. Our consultants’ ability to collect payments from their customers can be affected by the overall economic condition of the countries in which they operate. If our independent consultants experience difficulties in collecting payments from their customers, the consultants might be unable to purchase Jafra products, which could have an adverse impact on our revenues and could increase our bad debt expense.

The loss of key high-level consultants could negatively impact consultant growth and net sales.

At December 31, 2005, we had approximately 17,000 managers, 2,000 district managers and 1,000 district directors. These district directors, together with their extensive networks of downline consultants, account for substantially all of our net sales. As a result, the loss of a high-level consultant or a group of leading consultants, whether by their own choice or through disciplinary actions for violations of policies and procedures, could negatively impact our consultant growth and net sales.

The regulatory environment in which we operate is evolving, and our ability to sell products through our consultant network may be harmed by regulatory changes, subjective interpretations of laws or an inability to work effectively with national and local government agencies.

Although we review applicable local laws in developing plans, compliance efforts may be harmed by an evolving regulatory climate and subjective interpretations of laws by the authorities. Any determination that our operations or activities are not in compliance with applicable regulations could negatively impact our business and reputation with regulators in the markets in which it operates.

Government regulation of our products and services may restrict or inhibit introduction of these products in some markets and could harm our ability to generate sales.

Our products and our related marketing and advertising efforts are subject to extensive government regulation by numerous domestic and foreign governmental agencies and authorities. In the United States, these include the Federal Trade Commission, the Consumer Product Safety Commission, the Food and Drug Administration, the State Attorneys General and other federal and state regulatory agencies; and, in Mexico, the Ministry of Health along with similar government agencies in other foreign markets where we may operate. Our markets have varied regulations concerning product formulation, labeling, packaging and importation. These laws and regulations often require it to, among other things:

•	conform product labeling to the regulations in each country; and

•	register or qualify products with the applicable government authority or obtain necessary approvals or file necessary notifications for the marketing of our products.

Failure to introduce products or delays in introducing products could reduce our net sales and decrease profitability. Regulators may also prohibit us from making therapeutic claims about products despite research and independent studies supporting these claims. These product claim restrictions could prevent us from realizing the potential revenue from some of our products.

Laws and regulations may prohibit or severely restrict our direct sales efforts and cause our net sales and profitability to decline.

Various government agencies throughout the world, including in the United States, Mexico and Germany regulate direct sales practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes, that compensate participants for recruiting additional participants irrespective of product sales and/or do not involve legitimate products. The laws and regulations in our current markets often:

•	impose order cancellations, product returns, inventory buy-backs and cooling-off rights for consumers and consultants;

•	require us or our consultants to register with governmental agencies;

•	impose reporting requirements to regulatory agencies; and/or

•	require us to ensure that consultants are not being compensated solely based upon the recruitment of new consultants.

Complying with these sometimes inconsistent rules and regulations can be difficult and requires the devotion of significant resources. If we are unable to continue business in existing markets or commence operations in new markets because of these or similar laws or regulations, our net sales and profitability will decline.

In addition, countries where we operate could change their laws or regulations to negatively affect or prohibit completely network or direct sales efforts. Government agencies and courts in these countries may also use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business. If any governmental authority were to bring a regulatory enforcement action — either of their own accord or due to a challenge by a private party — our net sales and earnings would likely suffer.

Our consultants are independent contractors and not employees. If regulatory authorities were to determine, however, on a facts and circumstances basis, that the consultants are legally our employees, we could have significant liability under social benefit laws.

Our consultants are self-employed and are not our employees. The possibility exists that a governmental authority or judicial proceeding could question the legal status of our consultants. If such a governmental authority or court reached a decision contrary to our view and interpretation of the current laws and regulations or if the law or regulations were expressly changed, such a result could require us, and in some instances, our consultants, to make regular contributions to social benefit funds. To our knowledge this issue may not have been fully resolved at the national industry level in Mexico, the United States and some European countries. If there should be a final adverse determination, the cost for future, and possibly past, contributions could be substantial and could materially adversely affect our business and financial condition.

Improper consultant actions could harm our reputation or increase costs.

Consultant activities in our existing markets that violate governmental laws or regulations or that are otherwise improper could result in governmental actions. Given the size of our consultant force, we experience problems with consultants from time to time. In particular, some of consultants may make unauthorized claims regarding products or the earning potential related to becoming a Jafra consultant. These claims could harm our reputation or result in the payment of fines or penalties, if regulatory authorities were to determine that we should have prevented or are otherwise responsible for such behavior.

We rely on one manufacturing facility to provide products accounting for substantially all of our net sales.

We manufacture products accounting for approximately 90% of our net sales at our manufacturing facility in Mexico City. Workers at this facility are unionized pursuant to an agreement. In the past, we have experienced union-related work stoppages in Mexico. If manufacturing operations were to be interrupted for a material period of time because of an employment dispute, strike or any other labor-related cause, it could have a material adverse effect on our ability to fulfill orders, which would have an adverse effect on net sales as well as our consultants’ and their customers’ impressions of our customer service. Additionally, if manufacturing operations at this facility were interrupted due to equipment failures, natural disasters, power failures, lack of suitable water supply or any other reason, we could experience similar adverse effects.

If we are unable to protect our intellectual property rights, our ability to compete could be negatively impacted.

The market for our products depends to a significant extent upon the goodwill associated with our trademark and trade names. We own the trademark rights to our most important trademark, Jafra, in every country where it conducts business. Most, but not all, of our other material trademarks are registered in the United States, Mexico and Germany. We do not actively protect our intellectual property in any other market in which we operate. We may not be successful in asserting trademark protection for every trademark in each country where we conduct business. One of our most significant lines of products, Royal Jelly, is not protected by any registered trademark because it is a generic term. In addition, while unregistered United States trademarks may receive use-based protection under applicable United States law, foreign law does not provide the same protection in other countries. Many of our unregistered trademarks, both in the United States and in other countries, have been used for several years without challenge. There can be no assurance that these trademarks will not be challenged in the future. The costs required to protect our trademarks and trade names may be substantial.

Other parties may infringe on our owned or licensed intellectual property rights, and may thereby dilute our brand in the marketplace. Any such infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise.

In 1998, a former employee of Gillette filed applications to register the “Jafra” trademark in various jurisdictions in which we do not currently operate. In 1998, Gillette obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. Gillette has since completed the relevant documentation relating to the transfer of these trademarks to us. We have filed the documents obtained from this former employee in those jurisdictions in which the documentation will be accepted in order to secure the abandonment and cancellation of this employee’s applications and registrations. We have not been able to definitively verify abandonment or cancellation of these “Jafra” trademark applications or registrations in the jurisdictions of Bangladesh, Guyana, India, Nigeria, Pakistan and Sudan. If we are not able to secure cancellation or abandonment of the applications and registrations in these jurisdictions, we may be prohibited from distributing our products in these jurisdictions.

Governmental authorities may question our intercompany transfer pricing or other payment policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a group doing more than 79% of our business in non-U.S. markets during 2005, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds among our companies pursuant to, for example, purchase agreements, licensing agreements, intercompany loans or other arrangements. Regulators (including tax authorities) in the United States, Mexico and in other foreign markets may closely monitor our corporate structure and how it effects intercompany fund transfers. If such regulators successfully challenge our structure or these mechanisms, we may be subject to additional taxes, interest and penalties, which could have a material adverse impact on cash flow, net income and our effective tax rate.

We depend on key personnel and the loss of the services provided by any of our executive officers or other key employees could harm our business and results of operations.

Our success depends to a significant degree upon the continued contributions of our senior management. While we have employment agreements with some key management, these employees may voluntarily terminate their employment at any time. We may not be able to successfully retain existing personnel or identify, hire and integrate new personnel; and we do not have key person insurance policies in place for these employees. We have announced the future termination of the employment contracts with our current Chief Executive Officer Ronald Clark and President, Gonzalo R. Rubio effective June 30 and April 15, 2006, respectively. We have also announced the reassignment of our Chief Financial Officer. Our failure to manage the transition of these key personnel and adequately replace the services and expertise they provide could adversely affect our business.

Competitive market conditions and the strengths of competitors may harm our ability to sell products or recruit and retain consultants.

The markets for our products are intensely competitive. Many of our competitors have greater name recognition and financial resources, which may give them a competitive advantage. Jafra products compete directly with branded, premium retail products. We currently do not have significant patent or other proprietary protection, and competitors may introduce products with the same ingredients that we use in our products. At least two of such competitors, Mary Kay and Avon, utilize direct sales marketing and have substantially larger numbers of salespersons, sales volume and resources.

We also compete with other direct marketing companies for consultants. Some of these competitors have a longer operating history and greater visibility, name recognition and financial resources than Jafra. Some of our competitors have also adopted and could continue to adopt some of Jafra’s successful business strategies, including our compensation strategy for our consultants. Consequently, to successfully compete in this market and attract and retain consultants, we must ensure that our business opportunities and compensation plans are financially rewarding. There can be no assurance that we will be able to successfully compete in this market for consultants.

Product liability claims or recalls could harm our net sales and profitability.

We may be required to pay for losses or injuries purportedly caused by our products. To date, we have not been subject to any material product liability lawsuits. We could, however, become subject to such suits in the future. Claims could be based on allegations that, among other things, our products contain contaminants or defects, include inadequate instructions regarding their use or inadequate warnings concerning side effects and interactions with other substances. In addition, any such claim, whether or not true, may result in negative publicity that may adversely affect our net sales. Also, if one of our products is found to be defective we may be required to recall it, which may result in substantial expense and adverse publicity which could adversely affect net sales. Although we maintain, and require our material suppliers to maintain product liability insurance coverage, potential product liability claims may exceed the amount of insurance coverage or claims may be excluded under the terms of the policy, which could hurt our financial condition if we were required to pay fines, penalties or damages.

System failures could harm our ability to manufacture our products or fulfill our consultants’ orders.

Because of our diverse geographic operations and our complex consultant compensation plan, our business is highly dependent on efficiently functioning information technology systems. These systems and operations are vulnerable to damage or interruption from fires, earthquakes, telecommunications failures and other events. They are also subject to break-ins, sabotage, intentional acts of vandalism and similar misconduct. Despite any precautions, the occurrence of a natural disaster or other unanticipated problems could result in interruptions in services and reduce our net sales and profits.

Our net sales depend on consumer confidence and spending, which may fluctuate from period to period for reasons beyond our control.

The sale of cosmetics and other personal care products correlates strongly to the level of consumer spending generally, and thus is significantly affected by the general state of the economy and the ability and willingness of consumers to spend on discretionary items. Reduced consumer confidence and spending generally may result in reduced demand for our products and limitations on our ability to maintain or increase prices. A decline in economic conditions or general consumer spending in any of our major markets could have a material adverse effect on our net sales and ability to generate profits.

Our substantial indebtedness could have a material adverse effect on our financial health, ability to obtain financing in the future, and ability to react to changes in our business.

We have a significant amount of debt, which could:

•	make it more difficult for us to satisfy our obligations to the holders of the 10 3/4% Notes and to the lenders under our senior credit facilities, resulting in possible defaults on and acceleration of such indebtedness;

•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a significant portion of our borrowings is and will continue to be at variable rates of interest;

•	increase our vulnerability to fluctuations in the exchange rate of the principal currency in which we sell products, the Mexican peso, to the U.S. dollar, the currency in which interest obligations are payable;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on debt, which would reduce the availability of cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	limit our ability to borrow additional funds in the future.

Any of the foregoing factors could also have a material adverse effect on our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.

There can be no assurance that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations and, even if successful, may not be favorable to investors. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet debt service and other obligations. The senior credit facilities and the indenture governing the 10 3/4% Notes restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds which could be realized from them and, even if consummated, such proceeds may not be adequate to meet any debt service obligations then due.

Restrictive covenants in our debt instruments may adversely affect financial flexibility.

Our senior credit facilities and the indenture governing the 10 3/4% Notes contain various covenants that limit specified types of transactions. These covenants limit our ability to, among other things:

•	incur indebtedness or issue preferred shares;

•	pay dividends or make distributions or other restricted payments to Jafra S.A.;

•	make investments;

•	sell assets;

•	create liens without securing the 10 3/4% Notes;

•	consolidate, merge, sell or otherwise dispose of assets; and

•	enter into certain transactions with affiliates.

In addition, the senior credit facilities contain covenants that require our restricted subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding thereunder senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were to be unable to repay those amounts, the lenders under the senior credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Parent, JCI, Jafra Distribution and Jafra Cosmetics S.A. have pledged substantially all of their assets as collateral under the senior credit facilities. If the lenders under the senior credit facilities accelerate the repayment of borrowings, there can be no assurance that we will have sufficient assets to repay the senior credit facilities or the 10 3/4% Notes, and, in such circumstances, we could be forced into liquidation or reorganization.

The instruments governing our debt contain cross default provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indenture governing the 10 3/4% Notes and the agreements governing the senior credit facilities contain numerous operating covenants and require us to meet certain financial ratios and tests. Failure to comply with the obligations contained in the indenture governing the 10 3/4% Notes, the senior credit facilities or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations in order to pay creditors. Such alternative measures could have a material adverse effect on our ability to manufacture products, market products, and recruit and retain consultants.

One stockholder controls the direction of our business. The interests of our controlling stockholder may conflict with the interests of other investors.

Vorwerk & Co. eins GmbH (“Vorwerk”) owns substantially all of the outstanding shares of the common stock of our ultimate parent company. The Company is a wholly-owned subsidiary of Jafra S.A. As a result, Vorwerk exercises control over the composition of our board of directors and other matters requiring stockholder approval, and control over our policies and affairs.

Because we are not a U.S. company, it may be difficult to effect service of process on us or on our non-U.S. resident directors and officers or to enforce any judgment received against us from a U.S. court.

Jafra Worldwide Holdings S.àr.l. is a Luxembourg company. Certain of our officers and directors are residents of various jurisdictions outside the United States, including Mexico, where laws regarding service of process differ from the laws of the United States. A substantial portion of our assets are located outside the United States, primarily in Mexico. As a result, it may be difficult to effect service of process within the United States upon such persons or to enforce in Luxembourg courts judgments obtained against such persons or such property in United States courts and predicated upon the civil liability provisions of the United States federal securities laws.

We have been advised by our Luxembourg counsel, that there is doubt as to (i) whether a Luxembourg court has jurisdiction to entertain original cases or actions predicated solely upon the United States federal securities laws, (ii) the enforceability, in original actions in Luxembourg courts, of liabilities predicated solely upon the United States federal securities laws and (iii) the enforceability in Luxembourg courts of judgments of United States courts obtained in actions predicated upon the civil liability provisions of the United States federal securities laws.

While we periodically reassesses material trends and uncertainties affecting results of operations and financial condition in connection with the preparation of management’s discussion and analysis of results of operations and financial condition contained in our quarterly and annual reports, we do not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

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

The Company is subject from time to time to various litigation and claims arising in the ordinary course of its business. The Company does not believe that any known litigation or claims pending against it will have a material adverse effect on its business, financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

At a duly convened annual general meeting of shareholders held on November  16, 2005 in Luxembourg, Luxembourg, the sole shareholder of the Company accepted the resignation of Dr Jörg Mittelsten Scheid from the Board of Managers. The terms of the other existing Managers — Ronald Clark, Gonzalo Rubio, Achim Schwanitz, Eberhard Pothmann, Ronald Weber, Jochen Sarazin and Wolfgang Bahlmann — were confirmed and their mandates were renewed until the approval of annual accounts by the shareholder for the year ended December 31, 2005. At the same meeting, the sole shareholder also appointed Markus von Blomberg to the Board of Managers and approved the annual accounts for the year ended May 20, 2004 and for the period ended December 31, 2004. No other matters were put to a vote of the shareholder.

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

The following is a summary of selected consolidated financial data of the Company (amounts in millions except for consultant and consultant productivity data). The selected consolidated financial data, other than consultant data, as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are derived from the audited consolidated financial statements of Jafra Worldwide Holdings (Lux) S.àr.l. which appear in Item 8. “Financial Statements and Supplementary Data.” The selected consolidated financial data as of December 31, 2003 are derived from the audited financial statements of the Company which are not included herein. The selected consolidated financial data as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from the audited financial statements of CDRJ which are not included herein. The related selected financial data should be read in conjunction with such financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2005	2004	2003	2002	2001

Statement of Operations Data:
Net sales(a)	$430.1	$416.2	$383.9	$382.6	$365.4
Cost of sales	99.7	94.9	89.7	90.2	84.2

Gross profit	330.4	321.3	294.2	292.4	281.2
Selling, general and administrative expenses(a)	253.3	245.3	232.8	232.3	225.0
Transaction related expenses(b)	—	29.8	16.8	1.5	—
Restructuring and impairment charges(c)	—	5.0	—	—	—

Income from operations	77.1	41.2	44.6	58.6	56.2
Other income (expense):
Exchange gain (loss), net	—	0.2	(11.0)	(10.6)	(9.5)
Interest expense	(18.1)	(27.3)	(21.2)	(11.7)	(13.7)
Interest income	0.4	0.1	0.3	0.3	0.3
Loss on extinguishment of debt	(9.8)	(4.5)	(6.6)	—	—
Other expense	(3.7)	(0.7)	(0.6)	(0.2)	(0.3)
Other income	0.3	0.1	0.2	0.3	0.2

Income from continuing operations before income taxes and cumulative effect of accounting change	46.2	9.1	5.7	36.7	33.2
Income tax expense (benefit)	19.6	(2.3)	8.3	16.2	17.3

Income (loss) from continuing operations before cumulative effect of accounting change	26.6	11.4	(2.6)	20.5	15.9
Loss on discontinued operations, net of income tax expense of $0 in 2005, 2004 and 2003, $0.1 in 2002 and 2001	—	(0.2)	(5.4)	(1.5)	(0.2)

Income (loss) before cumulative effect of accounting change	26.6	11.2	(8.0)	19.0	15.7
Cumulative effect of accounting change, net of income tax expense of $0 in 2002 and $0.1 in 2001(f)	—	—	—	(0.2)	0.1

Net income (loss)	$26.6	$11.2	$(8.0)	$18.8	$15.8

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$24.8	$10.6	$16.1	$26.8	$5.7
Working capital(d)	27.6	32.9	11.7	12.1	14.7
Property and equipment, net	54.4	61.8	63.4	60.4	59.0
Total assets	308.1	298.4	293.7	290.0	291.1
Total debt(e)	130.0	240.3	247.5	84.4	93.1
Stockholder’s equity (deficit)	$69.5	$(40.2)	$(55.4)	$108.5	$96.0
Other Financial Data:
Net cash provided by operating activities	$51.0	$7.6	$13.0	$43.4	$30.6
Net cash used in investing activities	(5.0)	(6.0)	(11.5)	(11.3)	(11.7)
Net cash used in financing activities	(30.8)	(8.7)	(10.6)	(8.7)	(16.6)
Depreciation and amortization	12.9	6.7	5.7	5.5	7.6
Amortization and write off of deferred financing fees	3.3	6.3	4.0	1.4	1.4
Capital expenditures	$4.3	$5.7	$10.7	$11.0	$11.2
Total ending consultants	451,000	410,000	412,000	401,000	351,000
Average ending consultants(g)	435,000	434,000	407,000	376,000	344,000
Consultant productivity(g)	$989	$958	$943	$1,018	$1,062

(a)	During the second quarter of 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the point of shipment. (See Item 7.) In connection with the adoption of Emerging Issues Task Force Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products,” on January 1, 2002, reclassifications have been made to all periods ending prior to that date to reflect commissions on personal sales paid to consultants, previously reported as selling, general and administrative expenses, as a reduction of net sales and selling, general and administrative expenses. The amounts that have been reclassified as a reduction to net sales and selling, general and administrative expenses is $3.8 million for the years ended December 31, 2001.

(b)	In connection with the acquisition and to certain other non-recurring transactions subsequently terminated, the Company incurred $29.8 million of transaction related expenses during the year ended December 31, 2004. In connection with the recapitalization and certain other non-recurring transactions subsequently terminated, the Company incurred $16.8 million of transaction related expenses during the year ended December 31, 2003. In connection with non-recurring transactions subsequently terminated, the Company incurred $1.5 million of transaction related expenses during the year ended December 31, 2002.

(c)	Restructuring and impairment charges include the following: for 2004, approximately $4.6 million of restructuring charges and approximately $0.4 million of asset impairment charges.

(d)	Working capital is calculated as total current assets excluding cash less current liabilities excluding current portion of long term debt and in 2004, indebtedness due to Vorwerk.

(e)	Total debt consists of borrowings under the subordinated notes, term loan, revolving loan, Vorwerk note and unsecured foreign bank loan.

(f)	In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” on January 1, 2002, the Company recorded a net loss of $0.2 million (net of a tax effect of $0) as a cumulative transition adjustment to earnings. In connection with the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001, the Company recorded a net gain of $0.1 million (net of a tax effect of $0.1 million) as a cumulative effect adjustment to earnings.

(g)	The average consultant base is calculated by averaging the total ending consultant base as of the last day of each of the prior twelve months. A consultant is included in the total ending consultant base if she places an order within the prior four months. Consultant productivity is defined as net sales in U.S. dollars divided by the annual average number of consultants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a direct selling network of approximately 451,000 independent consultants, who market and sell the Company’s products to their customers. The Company’s largest markets are Mexico and the United States (including the Dominican Republic), which contributed approximately 71% and 22% of its total net sales in 2005, respectively.

Markets

The Company’s business operates in three primary markets: Mexico, the United States and Europe. Of these, Mexico is the largest, with approximately 71% of total net sales. Net sales in the United States (including the Dominican Republic) and Europe represented 22% and 7%, respectively, of total net sales for the year ended December 31, 2005. Net sales in South America during 2005 were nominal due to the Company’s decision to cease operations in South America. In 2000, the Company divided the United States into two divisions: the U.S. Division and the Hispanic Division, which is largely comprised of Spanish-speakers, and represents approximately two-thirds of the total U.S. business. Additionally, management combines the results of the Dominican Republic with the results of the Hispanic Division to evaluate the operations of the Hispanic Group. In Europe, the Company operates in Germany, Switzerland, Italy, Austria and the Netherlands, and in several other countries through distributors. The Company has renewed its focus on the Mexican, U.S. and European markets and is exploring the possibility of expanding into new markets in 2006 and future years. In 2003, the Company discontinued its operations in Chile, Colombia, Peru and Venezuela. Consequently, the historical financial statements for all periods presented reflect the operations in these markets as discontinued operations. During 2005, the Company ceased its direct selling business in Argentina and during 2004, the Company ceased its direct selling business in Brazil and entered into distributorship agreements with third parties who sell the Company’s products to consultants. The Company has the contractual right to terminate these distribution arrangements if it chooses to operate directly in these markets. Because of the distribution agreements in these markets, the Company has not classified these operations as discontinued operations.

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

The Company typically schedules sales promotions to coincide with the beginning of a new sales cycle, but product launches may come at various times throughout the year based on the product development cycle. A successful product launch in a particular reporting period may cause that period to exhibit relatively stronger results because of the higher level of interest in the new product or line. Some fiscal quarters may appear to have generated stronger or weaker net sales or consultant interest as expressed in the number of consultants than the preceding period because of the number of sales cycles closing within that quarter. In addition, because the types of promotions and the timing of certain key new product launches may vary from year to year, quarter over quarter comparisons are generally not representative of the Company’s growth potential.

The following table illustrates the Company’s net sales among the four quarters of each of the last three fiscal years (dollars in millions):

	For the Year Ended				For the Year Ended				For the Year Ended
	December 31, 2005				December 31, 2004				December 31, 2003
	Q1	Q2 (1)	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Net sales	$96.8	$102.3	$105.9	$125.1	$103.1	$103.7	$94.8	$114.6	$90.2	$100.0	$86.6	$107.1
% of full fiscal year	22%	24%	25%	29%	25%	25%	23%	27%	23%	26%	23%	28%

(1)	See “Results of Operations.”

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

Compensation of the Company’s Direct Selling Network

Consultants earn income by purchasing products from the Company at wholesale prices and selling to consumers at suggested retail prices. In addition, consultants who sponsor a certain number of recruits and meet certain minimum sales levels can become managers or lineage leaders. The compensation of a manager or lineage leader includes overrides, which are equal to a percentage of the paid sales generated by consultants recruited directly or indirectly by them. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Additionally, managers are also motivated to perform collection efforts on the Company’s behalf, as overrides paid on a consultant’s downline productivity are paid only upon the collection of receivables. The overrides of $69.7 million, $68.1 million, and $61.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, represent a significant portion of the Company’s selling, general and administrative expense.

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

Results of Operations

Net Sales.  The Company records net sales based on the wholesale price of product sold to its consultants. The Company’s net sales represents net revenue plus the shipping, handling and other fees paid to it by consultants, less any commissions paid by the Company to consultants on their personal sales. Approximately 90% of these net sales are product-related and are commissionable, while approximately 10% are consultant kits and other sales aids, training materials and certain other products which are non-commissionable. The retail price of the Company’s products is at the high end of the range for comparable direct selling merchants. The wholesale price is determined by the commission earned by the consultant based on the size of the order.

During the second quarter of 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. The Company currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the point of shipment. As a result, commencing with the second quarter of 2005, the Company’s results have been reported based upon recognizing sales at the point of delivery. The Company has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, the Company’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $5,111,000, cost of sales of $1,171,000, gross profit of $3,940,000, selling, general and administrative expenses of $1,659,000, income from operations of $2,281,000 and net income of $1,515,000. The Company has determined that the impact of recording this correction of an error was not material to the year ending December 31, 2005.

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

The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Years Ended December 31,
	2005		2004		2003
	($ In millions)

Net sales	$430.1	100.0%	$416.2	100.0%	$383.9	100.0%
Cost of sales	99.7	23.2	94.9	22.8	89.7	23.4

Gross profit	330.4	76.8	321.3	77.2	294.2	76.6
Selling, general and administrative expenses	253.3	58.9	245.3	58.9	232.8	60.6
Transaction related expenses	—	—	29.8	7.2	16.8	4.4
Restructuring and impairment charges	—	—	5.0	1.2	—	—

Income from operations	77.1	17.9	41.2	9.9	44.6	11.6
Exchange gain (loss), net	—	—	0.2	—	(11.0)	(2.9)
Interest expense	(18.1)	(4.2)	(27.3)	(6.6)	(21.2)	(5.5)
Interest income	0.4	0.1	0.1	—	0.3	0.1
Loss on extinguishment of debt	(9.8)	(2.3)	(4.5)	(1.0)	(6.6)	(1.7)
Other expense	(3.7)	(0.8)	(0.7)	(0.1)	(0.6)	(0.2)
Other income	0.3	0.1	0.1	—	0.2	0.1

Income from continuing operations before income taxes	46.2	10.8	9.1	2.2	5.7	1.5
Income tax expense (benefit)	19.6	4.6	(2.3)	(0.5)	8.3	2.2

Income (loss) from continuing operations	26.6	6.2	11.4	2.7	(2.6)	(0.7)
Loss on discontinued operations, net of income tax expense	—	—	(0.2)	—	(5.4)	(1.4)

Net income (loss)	$26.6	6.2%	$11.2	2.7%	$(8.0)	(2.1)%

The following tables represent selected components of the consolidated results of operations by market. Management evaluates market performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and other intangible assets. Results for South America, Thailand and new markets are combined and included in the following tables under the caption “All Others.” Results for the Dominican Republic are included in the U.S. segment as the operations of the Dominican Republic are under the same management as the operations of the U.S. Corporate expenses, reorganization and restructuring charges and unusual gains and losses are included under the caption “Corporate, Unallocated and Other.”

		United
		States and the			Corporate,
		Dominican			Unallocated	Consolidated
	Mexico	Republic	Europe	All Others	and Other	Total
	(Dollars in millions)

Year Ended December 31, 2005
Net sales	$306.4	$91.6	$31.6	$0.5	$—	$430.1
Cost of sales	74.9	20.3	5.5	0.3	(1.3)	99.7

Gross profit	231.5	71.3	26.1	0.2	1.3	330.4
Selling, general and administrative expenses	145.8	61.2	23.1	1.9	21.3	253.3

Income (loss) from operations	$85.7	$10.1	$3.0	$(1.7)	$(20.0)	$77.1

Year Ended December 31, 2004
Net sales	$278.4	$98.0	$35.0	$4.8	$—	$416.2
Cost of sales	67.6	21.4	6.6	2.1	(2.8)	94.9

Gross profit	210.8	76.6	28.4	2.7	2.8	321.3
Selling, general and administrative expenses	133.7	59.9	25.5	4.9	21.3	245.3
Transaction related expenses	—	—	—	—	29.8	29.8
Restructuring and impairment charges	—	—	—	—	5.0	5.0

Income (loss) from operations	$77.1	$16.7	$2.9	$(2.2)	$(53.3)	$41.2

Year Ended December 31, 2003
Net sales	$241.7	$102.1	$32.9	$7.2	$—	$383.9
Cost of sales	58.8	23.7	7.1	3.1	(3.0)	89.7

Gross profit	182.9	78.4	25.8	4.1	3.0	294.2
Selling, general and administrative expenses	116.8	62.1	23.9	8.9	21.1	232.8
Transaction related expenses	—	—	—	—	16.8	16.8

Income (loss) from operations	$66.1	$16.3	$1.9	$(4.8)	$(34.9)	$44.6

See Note 14 to the Company’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales.  Net sales for 2005 increased to $430.1 million from $416.2 million for 2004, an increase of $13.9 million, or 3.3%. In local currencies, net sales increased 0.3% in 2005 compared to 2004 as a result of an increase in Mexico net sales, partially offset by decreases in the United States and European net sales and the Company’s decision to cease direct selling operations in South America. The average ending number of consultants worldwide increased 0.2% to approximately 435,000 consultants in 2005, an increase of 1,000 consultants over the 2004 average ending number of consultants. Mexico had an increase of approximately 31,000 average consultants in 2005 compared to 2004. This was offset by decreases in the number of consultants in South America due to the Company’s strategic decision in South America and consultant decreases in the United States and Europe. Measured in local currencies, consultant productivity was relatively constant between 2005 and 2004.

In Mexico, net sales for 2005 increased 5.9% compared to net sales for 2004 measured in local currency. However, due to stronger average exchange rates, net sales measured in U.S. dollars for 2005 increased 10.1% to $306.4 million compared to net sales of $278.4 million for 2004. The increase in net sales in 2005 compared to 2004 in local currency was due primarily to an increase in the average number of consultants. The average number of consultants in Mexico increased to approximately 352,000 consultants in 2005 compared to 321,000 in 2004, a 9.7% increase. The increase in the consultant base was primarily the result of an increase in the number of new consultants resulting from promotions aimed at increasing the sponsorship of new consultants and successful promotions in the second half of 2005 aimed at retaining new consultants.

In the United States and the Dominican Republic, net sales for 2005 decreased to $91.6 million compared to $98.0 million for 2004, a decrease of $6.4 million, or 6.5%. The United States is comprised of two divisions, the Hispanic Division including the Dominican Republic (referred to collectively as the Hispanic Group) and the U.S. Division. The Hispanic Group’s net sales decreased 2.2% to $67.9 million in 2005 from $69.4 million in 2004 as a result of a decrease in the average number of consultants partially offset by an increase in consultant productivity. The U.S. Division’s net sales decreased 17.1% to $23.7 million in 2005, from $28.6 million in 2004, as a result of a decrease in the number of consultants.

The Hispanic Group net sales decreased 2.2% in 2005 compared to 2004 as a result of a decrease in the average number of consultants, partially offset by an increase in consultant productivity. The Hispanic Group had an average of 45,000 consultants during 2005 compared to 54,000 consultants in 2004, a decrease of 16.7%. The decrease in the consultant base in the Hispanic Division was primarily the result of fewer consultants at the beginning of 2005 compared to 2004 and reduced sponsoring of new consultants in 2005 compared to 2004. However, in the Hispanic Division, consultant productivity continued to increase as a result of changes in the program including an increase in the minimum order necessary to obtain the maximum commission. Productivity in the Dominican Republic increased as a result of favorable exchange rates and changes in the program.

The U.S. Division had a 17.1% decrease in net sales during 2005 compared to 2004 primarily as a result of the decrease in the number of consultants. During 2005, the U.S. Division had approximately 20,000 consultants compared to 26,000 consultants in 2004. This decrease in the number of consultants was the result of reduced sponsoring of new consultants in the U.S. Division in 2005 compared to 2004 and 2,000 fewer consultants at the beginning of 2005 compared to 2004. U.S. Division productivity increased in 2005 compared to 2004 because of continued benefits related to the program changes to the minimum order and also the minimum order to receive the maximum commission percentage.

In Europe, net sales for 2005 were $31.6 million, compared to $35.0 million for 2004, a decrease of $3.4 million, or 9.7%. Measured in local currencies, net sales decreased 9.4% in 2005 compared to 2004. The decrease in net sales was primarily due to a decrease in consultant productivity. The average number of consultants was approximately 18,000 in 2005 and was relatively constant to the average number of consultants during 2004. In May 2005, the Company modified its programs in Germany, Austria and the Netherlands to introduce a new “Career Plan” to focus on building a productive consultant base. However, this change in the plan is meant to stimulate long term growth in the number of consultants. In the short-term, the number of consultants may be negatively impacted as the consultants learn how to recruit under this new plan.

Other markets consist primarily of Brazil, Argentina and Thailand. Net sales in the other markets for 2005 were $0.5 million, a decrease of $4.3 million, or 90.0% compared to $4.8 million for 2004. During 2005, the Company ceased direct selling operations in Argentina and during 2004, the Company ceased direct selling operations in Brazil. These two markets contributed $4.8 million of net sales in 2004 compared to $0.5 million in 2005.

Gross Profit.  Gross profit in 2005 increased to $330.4 million from $321.3 million in 2004, an increase of $9.1 million, or 2.8%. Gross profit as a percentage of net sales or gross margin decreased to 76.8% in 2005 compared to 77.2% in 2004. The increase of gross margin in Europe was offset by a decrease in gross profit in the United States.

In Mexico, gross margin decreased slightly to 75.6% in 2005 compared to 75.7% in 2004.

In the United States, gross margin decreased to 77.8% in 2005 compared to 78.2% in 2004 as a result of decreased margins on non-commissionable sales, such as promotional consultant cases, which were introduced more frequently in the United States during 2005.

In Europe, gross margin increased to approximately 82.6% in 2005 compared to 81.1% principally as the result of impact of the favorable exchange rates of the euro to the U.S. dollar on cost of sales, as a significant amount of inventory in Europe is purchased by the Company in U.S. dollars.

In the other markets, gross margin in 2005 decreased to 40.0% in 2004 compared to 56.2% in 2004 primarily as a result of inventory liquidation efforts in Brazil in 2004 and sales to a third party distributor at cost in 2005.

Selling, General and Administrative Expenses.  SG&A expenses in 2005 increased to $253.3 million from $245.3 million in 2004, an increase of $8.0 million, or 3.3%. SG&A expenses, as a percentage of net sales was constant at 58.9% in 2005 and 2004.

In Mexico, SG&A expenses increased to $145.8 million in 2005 from $133.7 million in 2004, an increase of $12.1 million, or 9.1% primarily due to increased variable expenses associated with increased net sales. As a percentage of net sales, SG&A expenses decreased to 47.6% in 2005 compared to 48.0% in 2004. The decrease in SG&A expenses as a percentage of net sales was primarily the result of the favorable impact of increased sales on fixed costs. As a percentage of net sales, sales promotional expenses and override expenses were relatively constant.

In the United States, SG&A expenses increased to $61.2 million in 2005 from $59.9 million in 2004, an increase of $1.3 million, or 2.2% as a result of additional depreciation expense related to the accelerated depreciation of approximately $5.3 million of the commercial portion of the JD Edwards software due to a change in the estimate of the software’s useful life. This was partially offset by reduced information technology expenses and savings associated with cost containment efforts, including headcount vacancies and other reduced spending. As a percentage of net sales, SG&A expenses increased to 66.8% in 2005 compared to 61.1% in 2004 as a result of the unfavorable impact of reduced sales on fixed expenses and increased depreciation expense.

In Europe, SG&A expenses decreased to $23.1 million in 2005 from $25.5 million in 2004, a decrease of $2.4 million, or 9.4%. As a percentage of net sales, SG&A expenses increased to 73.1% in 2005 from 72.9% in 2004, primarily as a result of the negative impact of reduced net sales on the fixed costs. This was partially offset by reduced override expenses, in total and as a percentage of net sales. In mid-2005, Germany, Austria and the Netherlands launched the new career plan, which encourages long term growth. However, as the consultants were learning how to operate their business under the new career plan, the overrides earned by the consultants were less in 2005 compared to 2004.

SG&A expenses in other markets, Brazil, Argentina and Thailand, decreased to $1.9 million in 2005 compared to $4.9 million in 2004, a $3.0 million decrease as a result of the Company’s decision to cease direct selling operations in Brazil and Argentina. Most costs in 2005 were related to the Company’s efforts to liquidate these markets and costs related to investigating new markets.

SG&A expenses in Corporate, Unallocated and Other was constant at $21.3 million in 2005 and 2004.

Transaction Related Expenses.  During 2005, the Company did not incur transaction related expenses. During 2004, the Company incurred $29.8 million of transaction fees related to the acquisition and to certain other strategic transactions which were terminated. Included in these amounts was $20.3 million of compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4.9 million of special bonus payments paid directly by the former controlling shareholder.

Restructuring and Impairment Charges.  During 2004, the Company recorded $5.0 million of restructuring and impairment charges. Of these charges, $2.4 million was termination benefits and $0.4 million of asset impairment charges related to the transfer of substantially all of the Company’s skin and body care manufacturing operations to its facilities in Mexico from the United States. Additionally, during 2004, the Company recorded $2.2 million of severance related charges related to the resignation of four members of management subsequent to the acquisition. As of December 31, 2005, $0.5 million of the restructuring and impairment charges were unpaid and were included as an accrued liability on the consolidated balance sheet.

Exchange Gain (Loss), Net.  The Company’s net foreign exchange loss was nominal in 2005 compared to a $0.2 million gain in 2004, an unfavorable change of $0.2 million. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico, Europe and South America. The net exchange gain (loss) has three primary elements: gains or losses on forward currency and option contracts, unrealized and realized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies.

The Company uses option contracts to hedge foreign currency exposure to the Mexican peso. The Company purchases exchange rate put options which gives it the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate, which the Company refers to as strike rate. The option contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which give the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The premiums earned from selling the call options exactly offset the premiums paid from purchasing the put options, creating a net zero-cost hedge structure. The effect of these contracts would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate.

During 2005, the Company recognized $5.0 million of exchange losses related to the option contracts. The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date were recorded directly as a component of exchange gain (loss). As of December 31, 2004, the Company had deferred losses of $0.1 million as a component of other comprehensive income which was recognized as a component of exchange gain (loss) during 2005.

During 2004, the Company recognized $1.5 million of exchange losses related to the option contracts. As the Company had previously utilized hedge accounting on certain qualifying option contracts pursuant to SFAS No. 133 to hedge certain forecasted transactions, certain losses were deferred as a separate component of other comprehensive loss and were then recognized in income at the same time that the underlying hedged exposure is recognized in income. As of December 31, 2003, the Company had deferred gains of $0.3 million as a component of other comprehensive loss. During 2004, the Company deferred as a component of other comprehensive loss $0.4 million of losses on option contracts. During 2004, the Company reclassified a nominal amount of deferred losses to exchange gains or cost of sales in the consolidated statements of operations.

During 2005 and 2004, the Mexican peso strengthened in relation to the U.S. dollar and as a result the Company recognized approximately $3.8 million and $0.5 million of gains, respectively on the remeasurement of U.S. dollar-denominated debt. Additionally, the Company recognized $1.2 million of gains in 2005 and 2004, on other foreign currency transactions, including intercompany transactions.

Interest Expense, Net of Interest Income.  Net interest expense decreased to $17.7 million in 2005 compared to $27.2 million in 2004, a favorable change of $9.5 million, or 34.9%. The decrease in interest expense was primarily the result of the February 2005 bond redemption which resulted in a lower average debt balance outstanding during 2005 compared to 2004.

Loss on Extinguishment of Debt.  On February 17, 2005, the Company redeemed approximately $69.5 million of the outstanding 10 3/4% Notes at a premium of $7.5 million. In connection with the redemption of the 10 3/4% Notes, the Company wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt in the accompanying consolidated statements of operations. The redemption of the outstanding 10 3/4% Notes was funded through a series of private equity offerings which resulted in Jafra S.A. subscribing to 316,270 new shares of the Company.

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

Other (Expense) Income, Net.  The Company recorded $3.4 million of other expense during 2005 compared to $0.6 million during 2004. Other expense primarily relates to the reclassification of $3.1 million of accumulated other comprehensive loss to other expense in 2005 compared to $0.3 million in 2004 related to the liquidation of markets in which the Company no longer conducts direct selling operations.

Income Tax Expense (Benefit).  The Company recorded an income tax expense of $19.6 million during 2005 compared to an income tax benefit of $2.3 million during 2004. In 2005, the Company recognized an income tax expense on pretax income in the United States and Mexico. In the United States, the rate was higher than the overall effective tax rate because of additional expense in 2005 as a result of the finalization of a United States tax examination and changes in the prior year estimates of certain tax credits and permanent items. In Mexico, the rate was more than the federal because of certain permanent differences. The rate in 2005 was also negatively impacted by valuation allowances taken against pretax loss carryforwards in South America. The income tax benefit in 2004 was the result of pretax losses in the Company’s United States subsidiary with a corresponding tax benefit and the reversal of $2.3 million of tax accruals in the United States. Additionally, during 2004, the Company reduced certain valuation allowances in one of its Mexican subsidiaries related to net operating losses which resulted in a low effective tax rate for the Company’s Mexican subsidiaries.

Loss on Discontinued Operations.  The Company had no significant losses or gains on discontinued operations in 2005 compared to $0.2 million loss in 2004, a decrease of loss of $0.2 million. In 2004, the losses on discontinued operations were primarily related to costs necessary to liquidate certain markets.

Net Income (Loss).  Net income was $26.6 million in 2005 compared to $11.2 million in 2004, a favorable change of $15.4 million. The increase in net income was the result of a $9.1 million increase in gross margin, the absence of $29.8 million of transaction related expenses and $5.0 million of restructuring and impairment charges, a $9.5 million decrease in net interest expense, a $0.2 million decrease in loss on discontinued operations, partially offset by a $8.0 million increase in selling, general and administrative expenses, a $0.2 million unfavorable change in exchange loss, a $5.3 million increase in loss on extinguishment of debt, a $2.8 million in increase in net other expense and a $21.9 million unfavorable change in income taxes.

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

Other (Expense) Income, Net.  The Company recorded $0.6 million of other expense during 2004 compared to $0.4 million during 2003. Other expense primarily relates to the reclassification of $0.3 million of accumulated other comprehensive loss to other expense in 2004 related to the liquidation of certain markets, certain interest tax charges and in 2003 formation expenses.

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

New Accounting Standards

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of the Company.

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

In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ’Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. The adoption of EITF Issue No. 04-10 did not have a material impact on the disclosure of the Company’s segments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The Company has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and was effective for the Company’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

In September 2005, the EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” which addresses the amortization period for leasehold improvement in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 154 to have a material effect on the consolidated financial statements.

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

Accounts Receivable.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of consultants to make payments. An allowance is calculated based on historical experience and the age of the outstanding receivables. If the financial condition of consultants were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. To date, such estimates have been within management expectations.

Inventory Obsolescence.  The Company writes down its inventory to provide for estimated obsolete or unsalable inventory based on assumptions about future demand for its products. If future demand is less favorable than management’s assumptions, additional inventory write-downs may be required. Likewise, favorable future demand and market conditions could positively impact future operating results if inventory that has been written-down is sold. To date, such estimates have been within management expectations.

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

Revenue Recognition.  The Company recognizes revenue at the point of delivery to the consultant. During the second quarter of 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. The Company currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the point of shipment. As a result, commencing with the second quarter of 2005, the Company’s results have been reported based upon recognizing sales at the point of delivery. The Company has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, the Company’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $5,111,000, cost of sales of $1,171,000, gross profit of $3,940,000, selling, general and administrative expenses of $1,659,000, income from operations of $2,281,000 and net income of $1,515,000. The Company has determined that the impact of recording this correction of an error was not material to the year ending December 31, 2005.

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

As of December 31, 2005, the Company had outstanding $130.0 million of 10 3/4% Notes.

The following schedule details the payment schedule for debt and lease obligations as of December 31, 2005:

Schedule of Debt and Operating Lease Obligations

Payments Due by Period
As of December 31, 2005

Contractual Obligations	Total	2006	2007 - 2008	2009 - 2010	Thereafter
	(Dollars in thousands)

10 3/4% senior subordinated notes due 2011	$130,000	$—	$—	$—	$130,000
Interest payments	$75,698	$13,975	$27,950	$27,950	$5,823
Operating lease obligations	$11,759	$4,155	$5,381	$2,223	$—

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

The 10 3/4% Notes are unsecured and are generally not redeemable until May  15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69.5 million of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity offering to affiliates of $79.1 million. In 2004, in connection with the Acquisition, holders of $0.5 million principal amount of the 10 3/4% Notes redeemed such notes. As a result of this and the February 2005 redemption, $130.0 million principal amount of the 10 3/4% Notes was outstanding at December 31, 2005.

On August 16, 2004, the Company and the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August  16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, the Company borrowed $43,500,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.50%. As of December 31, 2005, there were no borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

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

Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2005 the Company and its subsidiaries were in compliance with all covenants.

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

The terms of the Indenture significantly restrict the Company and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Company to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Company must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits (i) an aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Company to dividends necessary to fund specified costs and expenses, but permits the Company to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million.

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

Cash Flows

Net cash provided by operating activities was $51.0 million in 2005, consisting of $26.6 million of net income adjusted for depreciation of $12.9 million, provision for uncollectible accounts of $9.4 million, loss on disposal of fixed assets of $0.1 million, amortization of deferred financing fees of $3.3 million, unrealized exchange gains of $0.2 million and change in deferred income taxes of $3.4 million. This was partially offset by $4.4 million used in changes in operating assets and liabilities. Net cash provided by operating activities was $7.6 million in 2004. The significant elements of net cash used by changes in operating assets and liabilities in 2005 were a $8.4 million increase in accounts receivable associated with the increase in sales in Mexico during the second half of 2005 and a $2.4 million decrease in inventories. Net income for 2004 included $29.8 million of transaction related fees ($4.9 of which were a non-cash expense) and $5.0 million of restructuring charges. The significant elements of net cash used by operating activities in 2004 were a $12.3 million increase in receivables, a $3.6 million decrease in accounts payable and a $3.1 million decrease in income taxes payable.

Net cash used in investing activities was $5.0 million in 2005 compared to $6.0 million in 2004. In 2005 and 2004, investing activities primarily consisted of capital expenditures.

Net cash used in financing activities was $30.8 million compared to $8.7 million in 2004. During 2005, Jafra S.A. subscribed to 316,270 shares of common stock of the Company for $79.1 million. This amount was used to redeem $69.5 million of the 10 3/4% Notes. Additionally, during 2005, the Company repaid $20.0 million of the Vorwerk note and a net of $20.4 million of the revolving credit facility. During 2004, the Company entered into the Restated Credit Agreement and paid in full all amounts outstanding under the Senior Credit Agreement. Also, during 2004, the Company entered into a loan agreement with Vorwerk and borrowed $20.0 million under the Loan Agreement. During 2004, the Company repurchased $0.5 million of the outstanding 10 3/4% Notes.

The effect of exchange rate changes on cash was a loss of $0.9 million in 2005 compared to a $1.5 million gain in 2004 related to fluctuations in the exchange rate of the Mexican peso, South American currencies and European currencies.

Foreign Operations

As a group doing more than 79% of its business in international markets in 2005, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Regulators in the United States, Mexico and in other foreign markets may closely monitor the Company’s corporate structure and how it effects intercompany fund transfers.

Net sales outside of the United States aggregated 79%, 77% and 74% of the Company’s total net sales for the fiscal years 2005, 2004 and 2003, respectively. In addition, as of December 31, 2005, international subsidiaries comprised approximately 74% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to protect against potential devaluation of the Mexican peso. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s subsidiaries in Mexico generated approximately 71% of the Company’s net sales for 2005 compared to 67% for 2004, substantially all of which was denominated in Mexican pesos. During 2005 and 2004, the peso was relatively stable, but in prior years, the peso weakened against the U.S. dollar.

Mexico has experienced periods of high inflation in the past and has been considered a hyperinflationary economy. Because the functional currency in Mexico is the Mexican peso, gains and losses of remeasuring debt to the U.S. dollar from the peso are included as a component of net income (loss). Jafra Mexico had $78.0 million of U.S. dollar-denominated third-party debt as of December 31, 2005.

The Company is also exposed to foreign exchange risks due to its operations in South America until final liquidation of all markets. The Company’s largest South American operation was Brazil. The Company also operated in Argentina and currently operates in the Dominican Republic.

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

Information Concerning Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7, contains forward-looking statements that involve risks, uncertainties and assumptions. Forward-looking statements are based upon management’s current expectations and beliefs concerning future developments and their potential effects upon the Company. If the risks or uncertainties materialize or the assumptions prove incorrect, the results of the Company may differ materially from those expressed or implied by such forward-looking statements and assumptions. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including but not limited to any statements relating to future results of operations, plans, outlook or strategies; any projections of earnings, revenue, expenses, or other financial items; any statements concerning developments, performance or market share relating to products; any statements regarding future economic conditions or performance; any statements regarding pending investigations, claims or disputes; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include macroeconomic and geopolitical trends and events and other risks that are described herein, including but not limited to the items discussed in “Risk Factors” set forth in Item 1A of this Report, and that are otherwise described from time to time in the Company’s Securities and Exchange Commission reports filed after this report. The Company assumes no obligation and does not intend to update these forward-looking statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks arising from transactions in the normal course of its business, and from debt incurred in the Recapitalization of the Company. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing.

Interest Rate Risk

The Company has U.S. dollar-denominated debt obligations in both the United States and Mexico that have fixed and variable interest rates and mature on various dates. At December 31, 2005, the Company did not have any outstanding variable debt obligations under its revolving credit facility. The table below presents principal cash flows and related interest rates by fiscal year of maturity:

Debt Obligation Information at December 31, 2005
(Amounts in U.S. dollars in 000’s)

								Fair Value
	Expected Year of Maturity							December 31,
	2006	2007	2008	2009	2010	Thereafter	Total	2005(1)

Senior subordinated notes and revolving credit facility
Fixed Rate (US$)	$—	$—	$—	$—	$—	$130,000	$130,000	$142,220
Average Interest Rate	—	—	—	—	—	10.75%
Variable Rate (US$)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—

(1)	The Company’s estimate of the fair value of its senior subordinated notes was based on trading prices.

As of December 31, 2005, the Company did not have any variable interest rate debt outstanding.

Foreign Currency Risk

The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiaries, and intercompany sales between Mexican entities, all intercompany product sales are denominated in U.S. dollars, as are some expenses, including interest payments with respect to all of its outstanding indebtedness. In addition, 79% of the Company’s 2005 revenue was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency option contracts (“option contracts” or “options”). The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these call options would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate.

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

Pursuant to SFAS No. 133, the Company’s use of contracts to hedge certain forecasted transactions may qualify for hedge accounting. The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date were recorded directly as a component of exchange gain (loss). As of December 31, 2005, the fair value of the option contracts was included in accrued liabilities in the accompanying consolidated balance sheets and in exchange loss on the accompanying consolidated statements of operations. No amounts at December 31, 2005 were included in other comprehensive loss as the Company did not apply hedge accounting to any outstanding options at December 31, 2005.

The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 828,000,000 and 545,000,000 in put and call positions at December 31, 2005 and 2004, respectively. The foreign currency option contracts outstanding at December 31, 2005 mature at various dates through June 30, 2007 and the foreign currency option contracts outstanding at December 31, 2004 mature at various dates through March, 2006. Notional amounts do not quantify the Company’s market or credit exposure or represent its assets or liabilities, but are used in the calculation of cash settlements under the contracts.

The following tables provide information about the details of the Company’s option contracts as of December 31, 2005 and 2004 (in thousands, except for average strike price):

	Coverage in	Average
	Mexican	Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$(298)	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	(443)	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	(87)	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	(163)	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	(23)	Jan.-Mar. 2006

	545,000		$(1,014)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$29	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	131	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	(136)	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	(210)	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	(233)	Jan.-Mar. 2006

	545,000		$(419)

(1)	The fair value as quoted by the financial institutions of the option contracts presented above, an unrealized loss of $2,944,000 and $1,433,000 at December 31, 2005 and 2004, respectively, represents the carrying value and was recorded in accrued liabilities.

Prior to entering into foreign currency hedging contracts, the Company evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company does not currently anticipate non-performance by such counterparties.

The Company’s Mexican subsidiary, Jafra Distribution, had U.S. dollar-denominated debt of $78.0 million and $128.5 million at December 31, 2005 and 2004, respectively.

Based upon the $78.0 million of Jafra Distribution’s outstanding debt at December 31, 2005, a 10% decline in the peso to U.S. dollar exchange rate would result in a $7.8 million foreign currency exchange loss.

Item 8.	Financial Statements and Supplementary Data

*	Schedules other than those listed above have been omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Jafra Worldwide Holdings (Lux) S.àr.l.
Luxembourg:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jafra Worldwide Holdings (Lux) S.àr.l., and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of
Directors and Stockholder of
Jafra Worldwide Holdings (Lux) S.ar.l. Luxembourg

We have audited the accompanying consolidated balance sheets of Jafra Worldwide Holdings (Lux) S.ar.l. (successor Parent to CDRJ Investments (Lux) S.A.) and subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedules for the two years ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jafra Worldwide Holdings (Lux) S.ar.l. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Los Angeles, California
March 4, 2005

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$24,819	$10,586
Receivables, less allowances for doubtful accounts of $10,703 in 2005 and $9,394 in 2004	43,398	42,904
Inventories, less allowances of $2,960 in 2005 and $2,811 in 2004	38,930	40,375
Prepaid income taxes	2,590	767
Prepaid expenses and other current assets	8,931	6,847
Deferred income taxes	15,278	16,865
Assets from discontinued operations	27	133

Total current assets	133,973	118,477
Property and equipment, net	54,412	61,763
Other assets:
Goodwill	64,794	62,838
Trademarks	43,437	41,463
Deferred financing fees, employee supplemental savings plan and other assets	11,451	13,877
Noncurrent assets from discontinued operations	33	—

Total assets	$308,100	$298,418

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,839	$17,866
Accrued liabilities	58,432	53,499
Income taxes payable	4,269	2,463
Deferred income taxes	—	1,063
Due to Vorwerk	—	20,000
Current Liabilities from discontinued operations	40	129

Total current liabilities	81,580	95,020
Long-term debt	130,000	220,250
Deferred income taxes	21,072	18,178
Employee supplemental savings plan and other long-term liabilities	5,917	5,131

Total liabilities	238,569	338,579

Commitments and contingencies (Note 15)	—	—
Stockholder’s equity (deficit):
Common stock, par value $100; 316,420 and 150 shares authorized, issued and outstanding in 2005 and 2004, respectively	31,642	15
Additional paid-in capital	51,769	4,296
Retained deficit	(8,390)	(35,001)
Accumulated other comprehensive loss	(5,490)	(9,471)

Total stockholder’s equity (deficit)	69,531	(40,161)

Total liabilities and stockholder’s equity (deficit)	$308,100	$298,418

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net sales	$430,056	$416,174	$383,859
Cost of sales	99,701	94,840	89,703

Gross profit	330,355	321,334	294,156
Selling, general and administrative expenses	253,259	245,250	232,772
Transaction related expenses	—	29,848	16,786
Restructuring and impairment charges	—	5,017	—

Income from operations	77,096	41,219	44,598
Other income (expense):
Exchange gain (loss), net	7	230	(10,967)
Interest expense	(18,068)	(27,285)	(21,207)
Interest income	383	130	290
Loss on extinguishment of debt	(9,753)	(4,464)	(6,620)
Other expense	(3,784)	(771)	(567)
Other income	328	90	147

Income from continuing operations before income taxes	46,209	9,149	5,674
Income tax expense (benefit)	19,623	(2,312)	8,258

Income (loss) from continuing operations	26,586	11,461	(2,584)
Income (loss) from discontinued operations, net of income tax expense of $0 in 2005 and 2004 and $36 in 2003	25	(212)	(5,367)

Net income (loss)	$26,611	$11,249	$(7,951)

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Years Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except for shares)

Common Stock:
Balance, beginning of year	150	$15	150	$15	831,888	$1,664
Recapitalization of operations from CDRJ Investments (Lux) S.A. to Jafra Worldwide (Lux) S.àr.l.	—	—	—	—	(831,738)	(1,649)
Issuance of 316,270 shares of common stock	316,270	31,627	—	—	—	—

Balance, end of year	316,420	31,642	150	15	150	15

Additional Paid-in Capital:
Balance, beginning of year		4,296		—		81,921
Deemed capital contribution				4,922		—
Issuance of 316,270 shares of common stock		47,473
Cash distribution to Jafra S.A.		—		(626)		—
Recapitalization of operations from CDRJ Investments (Lux) S.A. to Jafra Worldwide (Lux) S.àr.l.		—		—		1,649
Distribution to stockholders of CDRJ Investments (Lux) S.A.		—		—		(83,570)

Balance, end of year		51,769		4,296		—

Retained (Deficit) Earnings:
Balance, beginning of year		(35,001)		(46,250)		37,145
Net income (loss)		26,611		11,249		(7,951)
Distribution to stockholders of CDRJ Investments (Lux) S.A.		—		—		(74,039)
Reserved for liquidation costs and final distribution to stockholders of CDRJ Investments (Lux) S.A.		—		—		(1,405)

Balance, end of year		(8,390)		(35,001)		(46,250)

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(9,471)		(9,154)		(12,268)
Net unrealized and deferred realized gains (losses) on derivatives		65		(343)		(15)
Tax benefit (expense) on unrealized and deferred realized gains (losses) on derivatives		—		134		(235)
Reclassification of accumulated translation adjustment on ceased or discontinued operations		3,141		269		2,458
Currency translation adjustments		775		(377)		906

Balance, end of year		(5,490)		(9,471)		(9,154)

Total Stockholder’s Equity (Deficit)	316,420	$69,531	150	$(40,161)	150	$(55,389)

Comprehensive Income (Loss):
Net income (loss)		$26,611		$11,249		$(7,951)
Unrealized and deferred realized losses on derivatives		(60)		(353)		(119)
Reclassified to exchange loss		128		7		(550)
Reclassified to cost of sales		(3)		3		654
Tax benefit (expense) on unrealized and deferred realized losses on derivatives		—		134		(235)
Reclassification of accumulated translation adjustment on ceased or discontinued operations		3,141		269		2,458
Currency translation adjustments		775		(377)		906

Total Comprehensive Income (Loss)		$30,592		$10,932		$(4,837)

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$26,611	$11,249	$(7,951)
Adjustments to reconcile net income (loss) net cash provided by operating activities:
Loss on disposal of fixed assets	139	—	—
Depreciation and amortization	12,905	6,659	5,743
Provision for uncollectible accounts receivable	9,363	9,046	8,549
Amortization and write off of deferred financing fees	3,259	6,290	4,035
Non-cash compensation expense	—	4,922	—
Asset impairment charge	—	423	388
Unrealized foreign exchange (gains) losses	(200)	(297)	11,653
Deferred realized foreign exchange gains (losses)	—	—	646
Deferred income taxes	3,417	(11,347)	(7,188)
Changes in operating assets and liabilities:
Receivables	(8,392)	(12,273)	(10,879)
Inventories	2,361	(353)	(8,138)
Prepaid expenses and other current assets	(655)	(12)	(47)
Other assets	(158)	(618)	(115)
Accounts payable and accrued liabilities	165	(3,569)	9,451
Income taxes payable/prepaid	1,200	(3,056)	578
Other long-term liabilities	1,001	330	1,014
Net operating activities of discontinued operations	(41)	222	5,238

Net cash provided by operating activities	50,975	7,616	12,977

Cash flows from investing activities:
Purchases of property and equipment	(4,295)	(5,679)	(10,703)
Other	(741)	(281)	(780)

Net cash used in investing activities	(5,036)	(5,960)	(11,483)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	—	200,000
Proceeds from issuance of term loan	—	—	50,000
Repurchase of subordinated debt due 2008	—	—	(75,180)
Repurchase of subordinated debt due 2011	(69,500)	(500)	—
(Repayment of) proceeds from issuance of Vorwerk note	(20,000)	20,000	—
Repayments under term loan facility	—	(47,500)	(10,875)
Repayments under revolving credit facility	(66,375)	(94,250)	(34,700)
Borrowings under revolving credit facility	46,000	115,000	34,700
Repayments under bank debt	—	—	(828)
Issuance of common stock	79,100	—	—
Distribution to Jafra S.A.	—	(626)	—
Distribution of additional paid-in capital to stockholders	—	—	(83,570)
Distribution payment to stockholders from retained earnings	—	—	(75,444)
Deferred financing fees	—	(824)	(14,688)

Net cash used in financing activities	(30,775)	(8,700)	(10,585)
Effect of exchange rate changes on cash	(931)	1,510	(1,610)

Net increase (decrease) in cash and cash equivalents	14,233	(5,534)	(10,701)
Cash and cash equivalents at beginning of year	10,586	16,120	26,821

Cash and cash equivalents at end of year	$24,819	$10,586	$16,120

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$17,649	$24,820	$19,298
Income taxes	$14,202	$11,674	$5,746

During the year ended December 31, 2005, the Company reclassified $3,141,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other expense. During the year ended December 31, 2004, the Company reclassified $269,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other expense. During the year ended December 31, 2003, the Company reclassified $2,458,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to loss on discontinued operations.

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

The accompanying audited consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 reflect the operations of the Parent and its subsidiaries and include the operations of CDRJ and its subsidiaries through May 20, 2003. The historical consolidated financial statements of CDRJ are equivalent to the operations of the Parent. CDRJ and its subsidiaries and the Parent and its subsidiaries are referred to collectively as “the Company.” All significant intercompany accounts and transactions have been eliminated in consolidation.

Description of Business

The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a direct selling network of independent consultants, who market and sell the Company’s products to their customers. The Company operates in three primary markets: Mexico, the United States and Europe.

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

Property and Equipment.  Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 or 40 years for buildings, the lesser of the useful life or the term of the lease for improvements, 5 to 15 years for machinery and equipment and 3 to 8 years for hardware and software. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset. During 2005, the Company recorded additional depreciation expense of $5,289,000 related to the accelerated depreciation of its JD Edwards Commercial software due to a change in useful life.

Rent and leasing, The Company records rental expense associated with operating leases using a straight line method over the term of the lease.

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

Deferred Financing Costs.  In connection with the Recapitalization, the Company incurred approximately $14,688,000 of costs related to the issuance of the 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August  16, 2004, the Parent and the issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”). With the borrowings from the Restated Credit Agreement and other borrowings, the Company paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $500,000 principal amount of the 10 3/4% Notes redeemed such notes. In 2004, in connection with the full repayment of the Senior Credit Agreement and the purchase of $500,000 of the outstanding 10 3/4% Notes, the Company wrote off approximately $4,464,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations. During 2004, the Company capitalized approximately $866,000 of costs related to the Restated Credit Agreement. On February 17, 2005, the Issuers redeemed $69,500,000 of the 10 3/4% Notes. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, the Company wrote off approximately $2,281,000 of previously capitalized deferred financing fees. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Except for the impact of translation, accumulated amortization at December 31, 2005 and 2004 was $2,150,000 and $1,837,000, respectively. (See Note 7).

Impairment of Long-Lived Assets and Intangibles.  Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. Based on the provisions of SFAS No. 142, the Company first determines if the fair value is less than the carrying value of the intangible. If the fair value is less than the carrying value, the Company would then allocate the fair value to all the assets and liabilities to determine the amount of impairment. (See Note 5).

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Option Contracts.  The Company enters into foreign currency option contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. The Company accounts for these contracts pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value.

As a matter of policy, the Company does not hold or issue foreign currency contracts for trading or speculative purposes. Under SFAS No. 133, the Company’s use of foreign currency contracts to hedge certain forecasted transactions may qualify for hedge accounting. Gains and losses from qualifying hedged derivative instruments can be deferred as a separate component of other comprehensive loss, and will then be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of the Company’s foreign currency contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income (loss). The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date were recorded directly as a component of exchange loss (gain). At December 31, 2005 and 2004, the carrying value of the option contracts was $2,944,000 and $1,433,000, respectively, and was included in accrued liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the 10 3/4% Notes at December 31, 2005 and 2004 was $142,220,000 and $227,430,000, respectively. As the Company’s revolving credit facility and due to Vorwerk in 2004 are variable rate debt, and the interest rate spread paid by the Company is adjusted for changes in certain financial ratios of the Company, the fair value of the revolving credit facility and the due to Vorwerk approximated their carrying amounts at December 31, 2004.

Revenue Recognition.  During 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. The Company currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the point of shipment. As a result, commencing with the second quarter of 2005, the Company’s results have been reported based upon recognizing sales at the point of delivery. The Company has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, the Company’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $5,111,000, cost of sales of $1,171,000, gross profit of $3,940,000, selling, general and administrative expenses of $1,659,000, income from operations of $2,281,000 and net income of $1,515,000. The Company has determined that the impact of recording this correction of an error was not material to the year ending December 31, 2005.

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

Advertising Costs.  The Company expenses advertising costs as incurred. Total advertising costs aggregated $1,371,000, $709,000 and $505,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Shipping and Handling Costs.  Shipping and handling costs of $30,433,000, $31,210,000 and $30,470,000 for the years ended December 31, 2005, 2004 and 2003, respectively, are included in selling, general and administrative expenses.

Research and Development.  Research and development costs are expensed as incurred. Total research and development expense included in selling, general and administrative expenses aggregated $1,562,000, $1,377,000 and $1,271,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Approximately 79%, 77% and 74% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively, were generated by operations located outside of the United States. Mexico is the Company’s largest foreign operation, accounting for 71%, 67% and 63% of the Company’s net sales for the years ended December 31, 2005, 2004 and 2003, respectively. As such, the Company’s results of operations are subject to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar.

Additionally, Jafra Mexico had outstanding U.S. dollar-denominated debt of $78,000,000 and $128,450,000 at December 31, 2005 and 2004, respectively. This debt is remeasured at each reporting date with the impact of the remeasurement being recorded in net income (loss), subjecting the Company to additional foreign exchange risk.

New Accounting Standards.  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of the Company.

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

In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ’Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. The adoption of EITF Issue No. 04-10 did not have a material impact on the disclosure of the Company’s segments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The Company has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and was effective for the Company’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.

In September 2005, the EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” which addresses the amortization period for leasehold improvement in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. The Company does not expect the adoption of SFAS No. 154 to have a material effect on the consolidated financial statements.

(3)	Inventories

Inventories consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Raw materials and supplies	$11,165	$10,744
Finished goods	27,765	29,631

Total inventories	$38,930	$40,375

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	Property and Equipment

Property and equipment consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Land	$16,193	$15,733
Buildings and improvements	17,255	16,805
Machinery, equipment and other	56,982	52,754

	90,430	85,292
Less accumulated depreciation	36,018	23,529

Property and equipment, net	$54,412	$61,763

(5)	Goodwill and Trademarks

The Company’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. The Company has determined trademarks to have an indefinite life. The carrying value of trademarks increased $1,974,000 to $43,437,000 at December 31, 2005 from $41,463,000 at December 31, 2004 as a result of foreign currency translation. The changes in the carrying amount of goodwill for the years ended December 31, 2005 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2004	$32,188	$26,558	$4,092	$—	$62,838
Translation effect	—	1,279	677	—	1,956

Balance as of December 31, 2005	$32,188	$27,837	$4,769	$—	$64,794

In accordance with SFAS No. 142, the Company has identified all reporting units and has allocated all goodwill accordingly. During the year ended December 31, 2003, the Company identified impairment indicators regarding the Venezuelan operations given the Company’s decision to exit this market. The Company recorded an impairment loss of $137,000 for goodwill allocated to the Venezuelan reporting unit. The Company did not recognize any impairment of Goodwill during the years ended December 31, 2005 and 2004.

(6)	Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Sales promotions, commissions and overrides	$23,136	$21,307
Accrued interest	1,692	2,662
Compensation and other benefit accruals	18,444	16,529
State and local sales taxes and other taxes	6,006	5,526
Other	9,154	7,475

Total accrued liabilities	$58,432	$53,499

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7)	Debt

Debt consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Subordinated Notes, unsecured, interest payable semi-annually at 10 3/4% due in 2011	$130,000	$199,500
Revolving loan, secured, interest due in quarterly installments, interest rate at 4.5% at December 31, 2004	—	20,750
Due to Vorwerk, principal and interest paid in January 2005, interest rate at 4.8% at December 31, 2004	—	20,000

Total debt	130,000	240,250
Less current maturities	—	20,000

Long-term debt	$130,000	$220,250

The Company’s long-term debt matures in 2011.

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

The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79,100,000. In 2004, in connection with the Acquisition, holders of $500,000 principal amount of the 10 3/4% Notes redeemed such notes. As a result of this and the February 2005 redemption, $130.0 million principal amount of the 10 3/4% Notes was outstanding at December 31, 2005.

In addition, on May 20, 2003, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60% to Jafra Distribution.

On August 16, 2004, the Company and the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August  16, 2008. JCI can

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, the Company borrowed $43,500,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.50%. As of December 31, 2005, there were no borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

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

Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2005 the Company and its subsidiaries were in compliance with all covenants.

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

The terms of the Indenture significantly restrict the Company and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Company to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Company must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits (i) an aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Company to dividends necessary to fund specified costs and expenses, but permits the Company to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million.

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

The Company capitalized approximately $14,646,000 of costs related to the issuance of the 10 3/4% Notes and the Senior Credit Agreement as deferred financing fees (net of a credit of approximately $42,000 in the year ended December 31, 2004) and approximately $866,000 of costs related to the Restated Credit Agreement. In connection with the full repayment of the Senior Credit Agreement and the purchase of $500,000 of the outstanding 10 3/4% Notes, the Company wrote off approximately $4,464,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during year ended December 31, 2004. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, the Company wrote off approximately $2,281,000 of previously capitalized deferred financing fees. As a result, the Company recorded a $9,753,000 loss on extinguishment of debt.

As of December 31, 2005 and 2004, approximately $4,262,000 and $7,742,000 of unamortized deferred financing fees, respectively, were included as a noncurrent asset in the accompanying consolidated balance sheets (excluding translation effects). These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

As of December 31, 2005, the Company had irrevocable standby letters of credit outstanding totaling $2.9 million. These letters of credit, expiring on various dates, collateralize the Company’s obligation to a third-party in connection with certain lease agreements.

(8)	Equity

During the year ended December 31, 2005, through a series of transactions, Jafra S.A. subscribed to 316,270 newly issued shares of common stock of the Company for approximately $79,100,000 in cash. The proceeds of the private equity offering were used to redeem a portion of the 10 3/4% Notes (See Note 7)

(9)	Income Taxes

The Company’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,
	2005	2004	2003

Income from continuing operations before income taxes:
United States	$10,528	$(13,430)	$(6,039)
Foreign	35,681	22,579	11,713

	$46,209	$9,149	$5,674

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 35% and the Mexican Federal corporate rate of 30% in 2005, 33% in 2004 and 34% in 2003) to income before income taxes as a result of the following:

	Years Ended December 31,
	2005	2004	2003

Provision for income taxes at federal statutory rate	$14,230	$2,690	$1,857
Foreign income subject to tax other than at federal statutory rate	2,846	2,470	2,139
Foreign tax and other credits	(2,443)	(2,436)	(2,214)
State income taxes	856	(661)	(220)
Valuation allowance — domestic	—	95	(35)
Valuation allowance — foreign	1,179	(2,000)	3,510
Losses with no tax benefit	—	—	1,641
Reversal of income tax reserve	—	(2,348)	—
Tax examination settlements and reserves	1,282	—	—
Other	1,673	(122)	1,580

Income tax expense (benefit)	$19,623	$(2,312)	$8,258

The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$10	$—	$—

Foreign:
Mexico	15,275	11,423	12,994
Europe	50	10	28
Other	14	(1,737)	2,644

	15,349	9,696	15,666
State	856	(661)	(220)

Total current	16,205	9,035	15,446
Deferred — foreign	(14)	(5,125)	(3,248)
Deferred — domestic	3,432	(6,088)	(4,835)
Foreign deferred allocated to other comprehensive loss	—	(134)	895

Total deferred	3,418	(11,347)	(7,188)
Total income taxes from continuing operations	19,623	(2,312)	8,258
Income tax on discontinued operations	—	—	36

Total income tax expense (benefit)	$19,623	$(2,312)	$8,294

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income tax assets and deferred income tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred income tax assets:
Accounts receivable	$2,958	$2,586
Net operating loss carryforwards	15,491	18,960
Foreign tax and other credit carryforwards	4,392	5,768
Accrued sales promotions	1,422	1,514
Other accrued liabilities	4,683	4,241
Prepaid purchases and expenses	—	4,002
Guarantee fee	—	838
Other	9,014	4,918

Total deferred income tax assets	37,960	42,827
Less valuation allowance	(14,527)	(13,348)

Net deferred income tax assets	23,433	29,479
Deferred income tax liabilities:
Transaction and deferred financing costs	(930)	(1,286)
Property and equipment	(2,329)	(2,444)
Trademark and goodwill	(18,008)	(16,682)
Inventories	(4,702)	(4,756)
Prepaid purchases and expenses	(48)	(4,135)
Guarantee fee	—	(838)
Other	(3,210)	(1,714)

Total deferred income tax liabilities	(29,227)	(31,855)

Net deferred income tax liabilities	$(5,794)	$(2,376)

The Company records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2005 and 2004 were based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2005 and 2004 were provided principally to offset operating loss carryforwards and foreign tax credit carryforwards of the Company’s U.S., European and South American subsidiaries.

At December 31, 2005, the Company’s deferred income tax assets for carryforwards totaled $19,883,000 comprised of foreign asset and other credit carryforwards of $4,392,000 and operating loss carryforwards of $15,491,000. At December 31, 2004, the Company’s deferred income tax assets for carryforwards totaled $24,728,000 comprised of foreign asset and other credit carryforwards of $5,768,000 and operating loss carryforwards of $18,960,000. These deferred income tax assets were reduced by a valuation allowance of $14,527,000 and $13,348,000 at December 31, 2005 and 2004, respectively. The tax loss and certain credit carryforwards expire in varying amounts between 2006 and 2015. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

In 2004, Mexico enacted new tax legislation that provided for a reduction in the corporate statutory tax rate from 33% in 2004 under the previous legislation to 30% in 2005, 29% in 2006 and 28% in 2007 and years thereafter.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2003, the Company recorded a reserve of $1,641,000 against certain income tax benefits in the United States and recorded the reserve as an accrued liability on the accompanying consolidated balance sheets. During the year ended December 31, 2004, the Company released an accrued liability of $2,348,000 which was originally recorded during 2002 against certain income tax benefits in the United States.

(10)	Benefit Plans

Certain former employees of the Company’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension expense of $11,000, $25,000 and $22,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The assets and liabilities related to the Germany plan are not material to the consolidated financial statements.

Under Mexican labor laws, employees of Jafra Mexico are entitled to a payment when they leave the Company if they have fifteen or more years of service, or with less tenure under certain conditions. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $2,126,000, $1,082,000 and $1,506,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The total liability was approximately $3,242,000 and $1,888,000 at December 31, 2005 and 2004, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

The Company’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company’s expense under this program was $500,000, $571,000 and $553,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s U.S. subsidiary also has a non-qualified supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company’s net expense under this program was $178,000, $161,000 and $185,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset within deferred financing fees and other, net and the related liability within other long-term liabilities in the accompanying consolidated balance sheets of $4,229,000 and $3,419,000 at December 31, 2005 and 2004, respectively.

See Note 16 for management incentive arrangements.

(11)	Related Party Transactions

Pursuant to a consulting agreement entered into in 1998 and subsequent amendments, Clayton, Dubilier & Rice, an affiliate of Jafra S.A.’s primary shareholder, received an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. The annual fee was $1,000,000. The Company incurred $417,000 during the year ended December 31, 2004 through termination of this agreement and $1,000,000 in the year ended December 31, 2003. The consulting agreement terminated upon the consummation of the Acquisition in May 2004.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In August 2004, the Company entered the Loan Contract with Vorwerk (see Note 7). The Loan Contract bears interest at Libor plus 2.625%. The amount was repaid in full in January 2005. In addition, certain officers and directors of Vorwerk or its affiliates serve as directors of the Company.

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

The additions that the aforementioned accruals include severance and fixed asset disposals, and are summarized as follows (in thousands):

Year Ended
December 31,
2004

Additions — charges to income:
Severance	$4,594
Asset impairment	423

Total additions	$5,017

A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended	Years Ended
	December 31,	December 31,
	2005	2004

Opening balance	$2,391	$—
Additions	—	5,017
Charges against reserves	(1,932)	(2,626)

Ending balance	$459	$2,391

The remaining accrual at year-end represents termination benefits to be paid during 2006.

(13)	Transaction Related Expenses

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

The accounting policies used to prepare the information reviewed by the Company’s chief operating decision makers are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses such as certain severance charges and liquidation costs, and impairment. Consistent with the information reviewed by the Company’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and operating profit (loss). The elimination of intercompany profit from inventory within segment assets is included in “Corporate, Unallocated and Other.”

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		United
		States and
		the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
	(Dollars in thousands)

As of and for the year ended December 31, 2005
Net sales	$306,385	$91,604	$31,574	$493	$—	$430,056
Income from operations	85,687	10,166	2,951	(1,739)	(19,969)	77,096
Depreciation	4,104	8,411	360	30	—	12,905
Capital expenditures	2,939	965	391	—	—	4,295
Segment assets	210,868	82,448	15,009	776	(1,061)	308,040
Assets from discontinued operations	—	—	—	60	—	60
Goodwill	27,837	32,188	4,769	—	—	64,794
As of and for the year ended December 31, 2004
Net sales	$278,418	$98,006	$34,956	$4,794	$—	$416,174
Income from operations	77,149	16,701	2,859	(2,140)	(53,350)	41,219
Depreciation	2,661	3,449	458	90	—	6,659
Capital expenditures	3,408	2,005	226	40	—	5,679
Segment assets	188,832	91,861	17,571	1,376	(1,355)	298,285
Assets from discontinued operations	—	—	—	133	—	133
Goodwill	26,558	32,188	4,092	—	—	62,838
As of and for the year ended December 31, 2003
Net sales	$241,750	$102,141	$32,874	$7,094	$—	$383,859
Income from operations	66,080	16,368	1,927	(4,860)	(34,917)	44,598
Depreciation and amortization	2,240	2,853	442	208	—	5,743
Capital expenditures	5,890	4,396	333	84	—	10,703
Segment assets	180,818	91,138	18,244	4,861	(1,456)	293,605
Assets from discontinued operations	—	—	—	138	—	138
Goodwill	26,428	32,188	4,480	—	—	63,096

Corporate, unallocated and other include (in thousands):

	Years Ended December 31,
	2005	2004	2003

Corporate expenses	$(18,464)	$(15,687)	$(14,856)
Transaction related expenses	—	(29,848)	(16,786)
Restructuring and impairment charges	—	(5,017)	—
Unusual charges(1)	(1,505)	(2,798)	(3,275)

Total corporate, unallocated and other	$(19,969)	$(53,350)	$(34,917)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges (including certain severance charges) not related to the normal operations of the business.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional business segment information regarding product lines is as follows:

	2005		2004		2003
		Percentage		Percentage		Percentage
	Sales by	of Total	Sales by	of Total	Sales by	of Total
	Product Line	Sales	Product Line	Sales	Product Line	Sales
	($ In millions)		($ In millions)		($ In millions)

Skin care	$72.2	17.3%	$78.6	19.5%	$73.8	19.9%
Body care and personal care	49.4	11.9	48.3	12.0	47.2	12.7
Color cosmetics	85.5	20.5	83.5	20.7	84.9	22.8
Fragrances	165.0	39.6	146.4	36.3	127.3	34.3
Other products(1)	44.4	10.7	46.6	11.5	38.3	10.3

Subtotal before shipping and other fees, less commissions	416.5	100.0%	403.4	100.0%	371.5	100.0%

Shipping and other fees, less commissions	13.6		12.8		12.4

Total	$430.1		$416.2		$383.9

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

As discussed in Note 2 to the consolidated financial statements, during the six months ended June 30, 2005 the Company corrected its revenue recognition policy to recognize net sales, cost of sales and related direct and incremental selling expenses at the point of delivery. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by the Company at the point of shipment. The following table provides the reduction caused by the correction in revenue recognition policy for the segments impacted for the six months ended June 30, 2005. The Company has determined that the impact of recording this correction of an error was not material to the year ending December 31, 2005.

		United States
		and the Dominican	Consolidated
	Mexico	Republic	Total

For the six months ended June 30, 2005
Net sales	$3,992	$1,119	$5,111
Income (loss) from operations	$1,750	$531	$2,281

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(15)	Commitments and Contingencies

The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2010. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based on consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2005 are (in thousands) are as follows:

2006	$4,155
2007	3,518
2008	1,863
2009	1,298
2010	925

$11,759

Rental expense was $3,105,000, $3,240,000 and $3,757,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

Company Plan

Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provided for the sale to members of senior management of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock. CDRJ reserved 156,423 shares for issuance under the Stock Incentive Plan. Upon the consummation of the Acquisition, all outstanding stock issued under the Stock Incentive Plan was sold to Vorwerk and all outstanding options were cancelled. The Stock Incentive Plan was subsequently effectively terminated. There were no shares issued or repurchased from December 31, 2001 until the Acquisition and termination of the Stock Incentive Plan during 2004. During the year ended December 31, 2004, all outstanding options were cancelled.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the status and activity of the options under the Stock Incentive Plan is as follows:

	2004		2003
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	84,242	$44.84	84,242	$44.84
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	84,242	$44.84	—	—

Outstanding at year-end	—	—	84,242	$44.84

Options exercisable at year-end	—	—	68,120	$44.75
Options available for grant	—	—	19,093	—

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

Had the Company recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123 “Accounting for Stock Based Compensation,” pro forma net loss for the year ended December 31, 2003 would have been as follows (in thousands). There would have been no proforma compensation cost for the years ended December 31, 2005 and 2004 as all options were cancelled and option holders were compensated for the cancellation.

Year Ended
December 31,
2003

Net loss, as reported	$(7,951)
Pro forma compensation cost	51

Pro forma net loss	$(8,002)

Employment Agreements

Certain senior executive officers have employment agreements, which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives. If the Company exceeds the performance goals, certain senior executive officers are entitled to a percentage of the excess of the performance goal. In addition, certain members of management have long term incentive bonus contracts to provide a future bonus if the Company meets certain bonus objectives. The Company accrues for these long term incentives over the period the bonus is earned.

Prior to 2005, the Company had a bonus plan for U.S. based employees which provided that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of 2005, the Company terminated the deferred bonus plan. However, all amounts deferred prior to 2005 will still vest under the provisions of the bonus plan. As of December 31, 2005 and 2004, $637,000 and $450,000 of bonuses were deferred, respectively. The Company recognizes compensation expense as the vesting requirements are met.

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

(18)	Foreign Currency Option Contracts

The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency option contracts (“option contracts”). The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these call options would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate.

The Company places foreign currency option contracts based on its forecasted U.S. dollar cash outflows from Jafra Mexico and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into option contracts, the Company evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter-parties.

Under SFAS No. 133, the Company’s use of option contracts to hedge certain forecasted transactions may qualify for hedge accounting. Gains and losses from such derivatives can be deferred as a separate component of other comprehensive loss, and then will be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 or contracts to which hedge accounting is not applied are remeasured based on fair value and the gains and losses are included as a component of net income

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(loss). The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date, were recorded directly as a component of exchange loss (gain). As of December 31, 2005, the fair value of the option contracts was included in accrued liabilities in the accompanying consolidated balance sheets and in exchange loss on the accompanying consolidated statements of operations. No amounts at December 31, 2005 were included in other comprehensive loss as the Company did not apply hedge accounting to any outstanding options at December 31, 2005.

The Company designated certain of its contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI to Jafra Mexico, forecasted management fee charges from JCI to Jafra Mexico, and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative was deferred as a component of other comprehensive loss. Such amounts were reclassified from other comprehensive loss into net (loss) income when the underlying hedged exposure was recognized in income.

During the years ended December 31, 2005 and 2004, the Company recognized losses of approximately $5,035,000 and $1,545,000 (including the reclassification of other comprehensive income), respectively, as a component of exchange loss (gain) on the accompanying consolidated statements of operations. During the year ended December 31, 2003, the Company recognized gains of approximately $789,000 on option contracts (including the reclassification of other comprehensive income) as a component of exchange loss in the accompanying consolidated statements of operations.

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

At December 31, 2004, the Company had $65,000 of losses on option contracts deferred as a component of other comprehensive income. During the year ended December 31, 2005, the Company deferred as a component of other comprehensive loss $60,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. During the year ended December 31, 2005, approximately $128,000 of losses were reclassified from other comprehensive loss to exchange loss and approximately $3,000 of gains were reclassified as cost of sales upon recognition of the underlying hedged exposure. At December 31, 2005, the Company did not have any gains or losses deferred as a component of other comprehensive income.

The fair value of the option contacts at December 31, 2005 represented an unrealized loss of $2,944,000 in which the Company did not apply hedge accounting and as such are recorded directly as a component of net income.

The fair value of the option contacts at December 31, 2004 represented an unrealized loss of $1,433,000, consisting of $65,000 of unrealized losses recorded as a component of other comprehensive loss for qualifying hedges and $1,368,000 of unrealized losses for contracts where hedge accounting was not applied and as such are recorded directly as a component of net income.

During the year ended December 31, 2005 and 2004 the ineffectiveness generated by the Company’s forward contracts and option contracts designated as hedges was insignificant and no amounts were reclassified into earnings.

The outstanding option contracts had notional values denominated in Mexican pesos of 828,000,000 and 545,000,000 in put and call positions at December 31, 2005 and 2004, respectively. The option contracts outstanding at December 31, 2005 mature at various dates through June 30, 2007 and the option contracts outstanding at December 31, 2004 mature at various dates through March 31, 2006. Notional amounts do not

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

The following tables provide information about the details of the Company’s option contracts as of December 31, 2005 and 2004 (in thousands, except for average strike price):

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$298	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	443	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	87	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	163	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	23	Jan.-Mar. 2006

	545,000		$1,014

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$(29)	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	(131)	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	136	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	210	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	233	Jan.-Mar. 2006

	545,000		$419

(1)	The fair value as quoted by the financial institutions of the option contracts presented above, unrealized losses of $2,944,000 at December 31, 2005 and of $1,433,000 at December 31, 2004, represents the carrying value and was recorded in accrued liabilities at December 31, 2005 and December 31, 2004 in the consolidated balance sheets.

(19)	Discontinued Operations and Ceased Operations

During the year ended December 31, 2005, the Company ceased direct selling operations in Argentina and during the year ended December 31, 2004, the Company ceased direct selling operations in Brazil. The Company sold distribution rights in Brazil and Argentina to third-party distributors who will purchase products directly from the Company’s Mexico or United States subsidiaries. Because the Company has established distribution agreements in Brazil and Argentina, the Company has not classified these operations as discontinued. As a result, the Company reclassified $3,141,000 and $29,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other loss, during the year ended December 31, 2005 and 2004, respectively. Additionally, during the year ended December 31, 2004, the Company ceased direct selling operation in Thailand. As a result, during the year ended December 31, 2004, the Company reclassified $240,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other loss.

During the year ended December 31, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets. Final liquidation of the assets in Chile occurred during the year ended December 31, 2005 and final liquidation of the assets in Venezuela occurred during the year ended December 31, 2004. Final liquidation of Colombia and Peru is expected to be complete during 2006. As such, the results of the operations of these markets have been classified as discontinued operations in all periods disclosed on the statements of operations. The assets and liabilities from the discontinued operations have been segregated on the accompanying balance sheets.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and loss on discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(In thousands)

For the year ended December 31, 2005
Net sales	$—	$—	$—	$—	$—
(Loss) gain on discontinued operations, net of income tax expense	(3)	34	(6)	—	25
For the year ended December 31, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations, net of income tax expense	(95)	(66)	(13)	(38)	(212)
For the year ended December 31, 2003
Net sales	$1,255	$1,004	$97	$127	$2,483
Loss on discontinued operations, net of income tax expense	(2,300)	(2,623)	(280)	(164)	(5,367)

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of assets and liabilities of the discontinued operations is as follows (in thousands):

	Colombia	Chile	Peru	Total

As of December 31, 2005
Assets:
Cash	$—	$—	$7	$7
Prepaid and other current assets	33	—	20	53

Total assets	$33	$—	$27	$60

Liabilities:
Accounts payable	$—	$—	$7	$7
Accrued liabilities	33	—	—	33

Total liabilities	$33	$—	$7	$40

As of December 31, 2004
Assets:
Cash	$45	$32	$7	$84
Receivables, net	28	—	—	28
Prepaid and other current assets	—	—	21	21

Total assets	$73	$32	$28	$133

Liabilities:
Accounts payable	$12	$—	$7	$19
Accrued liabilities	110	—	—	110

Total liabilities	$122	$—	$7	$129

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Jafra Cosmetics International, Inc.
Westlake Village, CA

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jafra Cosmetics International, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
of Jafra Cosmetics International, Inc.
Westlake Village, California

We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, Inc. and subsidiaries (the “Company”), a direct, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.ar.l. (Successor Parent to CDRJ Investments (Lux) S.A.) as of December 31, 2004, and the related consolidated statements of operations, stockholder’s (deficit) equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedules for the two years ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jafra Cosmetics International, Inc. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Los Angeles, California
March 4, 2005

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$9,479	$5,748
Receivables, less allowances for doubtful accounts of $631 in 2005 and $621 in 2004	3,852	4,775
Inventories, less allowances of $1,583 in 2005 and $1,381 in 2004	9,398	11,464
Receivables from affiliates	8,251	24,644
Prepaid and other current assets	2,344	2,934
Deferred income taxes	10,511	14,430

Total current assets	43,835	63,995
Property and equipment, net	17,118	24,988
Other assets:
Goodwill	36,957	36,280
Notes receivable from affiliates	13,338	20,082
Deferred financing fees, net	1,869	3,262
Employee supplemental savings plan and other assets	5,938	5,276

Total assets	$119,055	$153,883

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,728	$3,497
Accrued liabilities	22,124	20,389
Income taxes payable	2,472	2,463
Payables to affiliates	6,406	18,349
Due to Vorwerk	—	20,000

Total current liabilities	33,730	64,698
Long-term debt	52,000	91,800
Deferred income taxes	5,852	6,339
Employee supplemental savings plan and other long-term liabilities	5,917	5,131

Total liabilities	97,499	167,968

Commitments and contingencies (Note 15)	—	—
Stockholder’s deficit:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2005 and 2004	—	—
Additional paid-in capital	35,958	4,296
Retained deficit	(12,173)	(16,275)
Accumulated other comprehensive loss	(2,229)	(2,106)

Total stockholder’s equity (deficit)	21,556	(14,085)

Total liabilities and stockholder’s equity (deficit)	$119,055	$153,883

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net sales to third parties	$123,178	$132,962	$135,356
Sales to affiliates	986	7,811	14,682

Net sales	124,164	140,773	150,038
Cost of sales	29,257	36,961	44,937

Gross profit	94,907	103,812	105,101
Selling, general and administrative expenses	102,490	104,806	107,677
Transaction related expenses	—	27,097	14,599
Restructuring and impairment charges	—	4,790	—
Management fee income from affiliates	(6,482)	(10,420)	(9,743)
Royalty income from affiliates, net	(23,666)	(21,154)	(18,060)
Market subsidy expense to affiliates	—	—	4,600

Income (loss) from operations	22,565	(1,307)	6,028
Other income (expense):
Exchange (loss) gain, net	(455)	24	(393)
Interest expense	(7,571)	(10,893)	(8,986)
Interest income	452	446	504
Loss on extinguishment of debt	(3,963)	(1,905)	(4,778)
Other expense	(26)	(465)	(370)
Other income	294	176	132

Income (loss) before income taxes	11,296	(13,924)	(7,863)
Income tax expense (benefit)	7,194	(6,140)	(785)

Net income (loss)	$4,102	$(7,784)	$(7,078)

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Years Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except for shares)

Common Stock:
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—

Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in Capital:
Balance, beginning of year		4,296		—		39,649
Distribution to stockholder		—		—		(39,649)
Deemed contribution of capital		—		4,922		—
Equity contribution from Parent		31,662		—		—
Distribution to Parent		—		(626)		—

Balance, end of year		35,958		4,296		—
Retained (Deficit) Earnings:
Balance, beginning of year		(16,275)		(8,491)		3,249
Distribution to stockholder		—		—		(4,662)
Net income (loss)		4,102		(7,784)		(7,078)

Balance, end of year		(12,173)		(16,275)		(8,491)
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(2,106)		(2,625)		(2,742)
Currency translation adjustments		(123)		519		117

Balance, end of year		(2,229)		(2,106)		(2,625)

Total Stockholder’s Equity (Deficit)	1,000	$21,556	1,000	$(14,085)	1,000	$(11,116)

Comprehensive Income (Loss):
Net income (loss)		$4,102		$(7,784)		$(7,078)
Currency translation adjustments		(123)		519		117

Total Comprehensive Income (Loss)		$3,979		$(7,265)		$(6,961)

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$4,102	$(7,784)	$(7,078)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	8,771	3,907	3,295
Provision for uncollectible accounts receivable	505	794	670
Non-cash compensation expense	—	4,922	—
Write off and amortization of deferred financing fees	1,397	2,659	2,898
Asset impairment charge/loss on disposal of fixed assets	139	423	251
Unrealized foreign exchange loss (gain)	248	(7)	787
Deferred income taxes	3,432	(6,222)	(4,835)
Changes in operating assets and liabilities:
Receivables	77	(1,060)	534
Inventories	1,549	1,418	(908)
Prepaid expenses and other current assets	220	(307)	(73)
Affiliate receivables and payables	14,607	(7,726)	6,757
Other assets	(215)	(29)	(248)
Accounts payable and accrued liabilities	1,509	(3,666)	7,030
Income taxes payable	233	2,076	(428)
Other long-term liabilities	1,001	330	1,014

Net cash provided by (used in) operating activities	37,575	(10,272)	9,666

Cash flows from investing activities:
Purchases of property and equipment	(1,356)	(2,231)	(4,729)
Other	(741)	(281)	(780)

Net cash used in investing activities	(2,097)	(2,512)	(5,509)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	—	80,000
Proceeds from issuance of term loan	—	—	20,000
Repurchase of subordinated debt due 2008	—	—	(45,108)
Repurchase of subordinated debt due 2011	(27,800)	(200)	—
(Repayment of) Proceeds from issuance of Vorwerk note	(20,000)	20,000	—
Repayments under term loan facility	—	(19,000)	(7,000)
Repayments under revolving credit facility	(55,000)	(42,000)	(17,700)
Borrowings under revolving credit facility	43,000	54,000	17,700
Net transactions with affiliates	(3,200)	(3,060)	(6,328)
Distribution of additional paid-in capital to stockholder	—	—	(39,649)
Equity contribution from Parent	31,662	—	—
Distribution to stockholder from retained earnings	—	—	(4,662)
Distribution to Parent	—	(626)	—
Deferred financing fees	—	(396)	(6,048)

Net cash (used in) provided by financing activities	(31,338)	8,718	(8,795)

Effect of exchange rate changes on cash	(409)	935	429

Net increase (decrease) in cash and cash equivalents	3,731	(3,131)	(4,209)
Cash and cash equivalents at beginning of year	5,748	8,879	13,088

Cash and cash equivalents at end of year	$9,479	$5,748	$8,879

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$7,148	$10,188	$8,058
Income taxes	$840	$271	$723

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

Property and Equipment.  Property and equipment are stated at cost. Depreciation of property and equipment is provided for over the estimated useful lives of the respective assets using the straight-line method. Estimated useful lives are 20 to 40 years for buildings, the lesser of the useful life or the term of the lease for improvements, 5 to 15 years for machinery and equipment and 3 to 8 years for hardware and software. Maintenance and repairs, including cost of minor replacements, are charged to operations as incurred. Costs of additions and betterments are added to property and equipment accounts provided that such expenditures increase the useful life or the value of the asset. During 2005, JCI recorded additional depreciation expense of $5,289,000 related to the accelerated depreciation of its JD Edwards Commercial software due to a change in estimated useful life.

Rent and leasing, JCI records rental expense associated with operating leases using a straight line method over the term of the lease.

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

Deferred Financing Costs.  In connection with the Recapitalization, JCI incurred approximately $6,007,000 of costs related to the issuance of the 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August 16, 2004, the Parent and the issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”). With the borrowings from the Restated Credit Agreement and other borrowings, JCI paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $200,000 principal amount of the 10 3/4% Notes redeemed such notes. In 2004, in connection with the full repayment of the Senior Credit Agreement and the purchase of $200,000 of the outstanding 10 3/4% Notes, JCI wrote off approximately $1,905,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations. During 2004, JCI capitalized approximately $438,000 of costs related to the Restated Credit Agreement. On February 17, 2005, JCI redeemed $27,800,000 of the 10 3/4% Notes. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, JCI wrote off approximately $974,000 of previously capitalized deferred financing fees. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at December 31, 2005 and 2004 was $914,000 and $765,000, respectively.

Impairment of Long-Lived Assets and Intangibles.  Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, JCI will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the provisions of SFAS No. 142, JCI first determines if the fair value is less than the carrying value of the intangible. If the fair value is less than the carrying value, JCI would then allocate the fair value to all the assets and liabilities to determine the amount of impairment. (See Note 5).

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the 10 3/4% Notes at December 31, 2005 and 2004 was $56,888,000 and $90,972,000, respectively. As JCI’s revolving credit facility and due to Vorwerk and in 2004 are variable rate debt, and the interest rate spread paid by JCI is adjusted for changes in certain financial ratios of the Parent, the fair value of the revolving credit facility and due to Vorwerk approximated their carrying amounts at December 31, 2005 and 2004.

Revenue Recognition.  During 2005, JCI corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. JCI currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by JCI at the point of shipment. As a result, commencing with the second quarter of 2005, JCI’s results have been reported based upon recognizing sales at the point of delivery. JCI has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, JCI’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $1,119,000, cost of sales of $233,000, gross profit of $886,000, selling, general and administrative expenses of $355,000, income (loss) from operations of $531,000 and net income of $325,000. JCI has determined that the impact of recording this correction of an error was not material to the year ending December 31, 2005.

Amounts billed to consultants for shipping and handling costs are included in net sales. Sales are reduced by commissions paid to consultants on their personal sales pursuant to Emerging Issues Task Force Issue (“EITF”) No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products.”

Shipping and Handling Costs.  Shipping and handling costs of $11,506,000, $13,503,000 and $13,772,000 for the years ended December 31, 2005, 2004 and 2003, respectively, are included in selling, general and administrative expenses.

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

Advertising Costs.  JCI expenses advertising costs as incurred. Total advertising costs aggregated $1,139,000, $482,000 and $349,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Research and Development.  Research and development costs are expensed as incurred. Total research and development expense included in selling, general and administrative expenses aggregated $1,562,000, $1,377,000 and $1,271,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The portion of the above-identified research and development expenses incurred by JCI and charged to Jafra Mexico as part of JCI’s

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management fee income (see Note 11) aggregated $1,540,000, $879,000 and $1,012,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

New Accounting Standards.  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of JCI.

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

In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 should be applied for fiscal years ending after September 15, 2005. The adoption of EITF Issue No. 04-10 did not have a material impact on the disclosure of JCI’s segments.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. JCI has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and was effective for JCI’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on JCI’s consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2005, the EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” which addresses the amortization period for leasehold improvement in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on JCI’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. JCI does not expect the adoption of SFAS No. 154 to have a material effect on the consolidated financial statements.

(3)	Inventories

Inventories consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Raw materials and supplies	$55	$62
Finished goods	9,343	11,402

Total inventories	$9,398	$11,464

(4)	Property and Equipment

Property and equipment consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Land	$6,188	$6,188
Buildings and improvements	7,200	7,212
Machinery, equipment and other	25,174	25,131

	38,562	38,531
Less accumulated depreciation	21,444	13,543

Property and equipment, net	$17,118	$24,988

(5)	Goodwill and Trademarks

JCI’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. JCI has determined trademarks to have an indefinite life. The carrying value of trademarks was $284,000 as of December 31, 2005 and was included in other assets on the

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheets. The changes in the carrying amount of goodwill for the years ended December 31, 2003, 2004 and 2005 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total

Balance as of December 31, 2003	$32,188	$4,480	$36,668
Translation effect	—	(388)	(388)

Balance as of December 31, 2004	32,188	4,092	36,280
Translation effect	—	677	677

Balance as of December 31, 2005	$32,188	$4,769	$36,957

(6)	Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Sales promotions, commissions and overrides	$3,032	$3,389
Accrued interest	668	1,049
Compensation and other benefit accruals	12,788	10,900
State and local sales taxes and other taxes	1,195	1,233
Other	4,441	3,818

Total accrued liabilities	$22,124	$20,389

(7)	Debt

Debt consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Subordinated Notes, unsecured, interest payable semi-annually at 10 3/4% at December 31, 2005 and 2004, respectively	$52,000	$79,800
Revolving loan, secured, interest due in quarterly installments, interest rate at 4.5% at December 31, 2004	—	12,000
Payable to Vorwerk, principal and interest due in January 2005, interest rate of 4.8% at December 31, 2004	—	20,000

Total debt	52,000	111,800
Less current maturities	—	20,000

Long-term debt	$52,000	$91,800

JCI’s long-term debt matures in 2011

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

The 10 3/4% Notes are unsecured and are generally not redeemable until May  15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $27,800,000 of the original $80 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent of $31,662,000. In 2004, in connection with the Acquisition, holders of $200,000 principal amount of the 10 3/4% Notes redeemed such notes. As a result of this and the February 2005 redemption, $52.0 million principal amount of the 10 3/4% Notes was outstanding at December 31, 2005.

In addition, on May 20, 2003, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60% to Jafra Distribution.

On August 16, 2004, the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, JCI borrowed $16,750,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate of Libor plus 2.50%. As of December 31, 2005, there were no borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

JCI also entered into a Loan Contract (the “Loan Contract”) in August 2004 to borrow up to $20,000,000 from Vorwerk at an annual interest rate of Libor plus 2.625%. The Loan Contract was repaid in full on January 6, 2005.

With the borrowings from the Restated Credit Agreement and the Loan Contract, JCI paid in full all existing amounts under the Senior Credit Agreement.

Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2005, the Parent and its subsidiaries were in compliance with all covenants.

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

The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million.

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

JCI capitalized approximately $6,006,000 of costs related to the issuance of the 10 3/4% Notes and the Senior Credit Agreement as deferred financing fees (net of a credit of approximately $42,000 in the year ended December 31, 2004). In connection with the full repayment of the Senior Credit Agreement and the purchase of $200,000 of the outstanding 10 3/4% Notes, JCI wrote off approximately $1,905,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during year ended December 31, 2004. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, JCI wrote off approximately $974,000 of previously capitalized deferred financing fees. As a result, JCI recorded a $3,963,000 loss on extinguishment of debt during the year ended December 31, 2005.

As of December 31, 2005 and 2004, approximately $1,869,000 and $3,262,000 of unamortized deferred financing fees were included as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

(8)	Equity

During the year ended December 31, 2005, the Parent contributed $31,662,000 to JCI in order for JCI to redeem a portion of the 10 3/4% Notes (See Note 7).

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

(9)	Income Taxes

JCI’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,
	2005	2004	2003

Income (loss) before income taxes:
United States	$10,528	$(13,430)	$(6,039)
Foreign	768	(494)	(1,824)

	$11,296	$(13,924)	$(7,863)

Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 35% to income before income taxes) as a result of the following:

	Years Ended December 31,
	2005	2004	2003

Provision (benefit) for income taxes at federal statutory rate	$3,954	$(4,873)	$(2,752)
Foreign income subject to tax other than at federal statutory rate	2,846	2,470	2,139
Permanent difference — non-deductible expense	37	1,597	—
Foreign tax and other credits	(2,443)	(2,436)	(2,214)
State income taxes	856	(661)	(220)
Valuation allowance — domestic	—	95	(35)
Valuation allowance — foreign	(219)	183	666
Losses without tax benefit	—	—	1,641
Tax examination settlement, reserves and other	2,163	(2,515)	(10)

Income tax expense (benefit)	$7,194	$(6,140)	$(785)

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of income tax (benefit) expense are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current:
Federal	$10	$—	$—

Foreign:
Foreign withholding taxes	2,846	2,470	2,139
Europe	50	10	28
Other	—	(1,737)	2,103

	2,906	743	4,270
State	856	(661)	(220)

Total current	3,762	82	4,050
Deferred — domestic	3,432	(6,222)	(4,835)

Total deferred	3,432	(6,222)	(4,835)

Total income tax expense (benefit)	$7,194	$(6,140)	$(785)

The components of deferred income tax assets and deferred income tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred income tax assets:
Net operating loss carryforward	$7,437	$12,265
Foreign tax and other credit carryforwards	4,221	5,584
Accrued liabilities	5,976	3,131
Other	3,293	2,591

Total deferred income tax assets	20,927	23,571
Less valuation allowance	(7,814)	(8,033)

Net deferred income tax assets	13,113	15,538
Deferred income tax liabilities:
Property and equipment	(1,544)	(1,385)
Trademark and goodwill	(5,910)	(5,114)
Other	(1,000)	(948)

Total deferred income tax liabilities	(8,454)	(7,447)

Net deferred income tax assets	$4,659	$8,091

JCI records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2005 and 2004 were based upon JCI’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2005 were provided to primarily offset foreign operating loss carryforwards of $7,437,000. Valuation allowance at December 31, 2004 were provided to primarily offset foreign operating loss carryforwards of $12,265,000. The tax loss carryforwards expire in varying amounts between 2006 and 2021. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2003, JCI recorded a reserve of $1,641,000 against certain income tax benefits and recorded the reserve as an accrued liability. During the year ended December 31, 2004, JCI released an accrued liability of $2,348,000 which was originally recorded during 2002 against certain income tax benefits.

(10)	Benefit Plans

Certain former employees of JCI’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. JCI’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. JCI recognized pension expense of $11,000, $25,000 and $22,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The assets and liabilities related to the Germany plan are not material to the consolidated financial statements.

JCI’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by JCI at the rate of 50 cents per dollar. Employees do not vest in JCI contribution until they have reached two years of service, at which time they become fully vested. JCI’s expense under this program was $500,000, $571,000 and $553,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

JCI also has a non-qualified supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. JCI’s net expense under this program was $178,000, $161,000 and $185,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of JCI. JCI has recorded an other asset and the related other long-term liability in the accompanying consolidated balance sheets of $4,229,000 and $3,419,000 at December 31, 2005 and 2004, respectively.

See Note 16 for management incentive arrangements.

(11)	Related Party Transactions

JCI distributes skin and body products to other subsidiaries of the Parent (“affiliates”). Sales to affiliates, primarily in Mexico and South America, were $986,000, $7,811,000 and $14,682,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. During the year ended December 31, 2004, the Parent transferred substantially all of its skin and body care manufacturing operations to it’s facilities in Mexico from the United States. JCI also purchases color and fragrance products from Jafra Mexico totaling $16,311,000, $14,308,000 and $10,797,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

During the year ended December 31, 2005, JCI sold product formulas to Jafra Distribution for $1,311,000. JCI recorded this sale in management fee income on the accompanying consolidated statements of operations.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jafra Mexico charges JCI a royalty fee for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Mexico to JCI was $2,975,000, $3,214,000 and $3,179,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

JCI owns the worldwide rights to its multi level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra Mexico a royalty fee for the use of the Jafra Way. The royalty fees charged by JCI were $26,641,000, $24,368,000 and $21,239,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and were based upon a percentage of Jafra Mexico’s third party sales.

JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2005 and 2004 consists primarily of loans JCI has made to subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $399,000, $446,000 and $490,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

In 2003 JCI reimbursed certain foreign affiliates for $4,600,000 for the expenses that they incurred in establishing a direct selling distribution system and customer base in new markets.

Pursuant to a consulting agreement entered into in 1998 and subsequent amendments, Clayton, Dubilier &Rice, an affiliate of Jafra S.A.’s primary shareholder, received an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Parent. The annual fee was $1,000,000. JCI incurred $417,000 during the year ended December 31, 2004 through termination of this agreement and $1,000,000 in the years ended December 31, 2003. The consulting agreement terminated upon the consummation of the Acquisition in May 2004.

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

The additions that the aforementioned accruals include severance and fixed asset disposals, and are summarized as follows (in thousands):

Year Ended
December 31,
2004

Additions — charges to income:
Severance	$4,367
Asset impairment	423

Total additions	$4,790

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Opening balance	$2,391	$—
Additions	—	4,790
Charges against reserves	(1,932)	(2,399)

Ending balance	$459	$2,391

The remaining accrual at each year-end represents termination benefits to be paid during 2006.

(13)	Transaction Related Expenses

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

The accounting policies used to prepare the information reviewed by the JCI’s chief operating decision makers are the same as those described in the summary of significant accounting policies. JCI evaluates performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses such as certain severance charges and liquidation costs, and impairment. Consistent with the information reviewed by the JCI’s chief operating decision makers, corporate costs, foreign exchange gains and losses, interest expense, other nonoperating income or expense, and income taxes are not allocated to operating segments. The effects of intersegment sales (net sales and related gross profit) are excluded from the computation of segment net sales and operating profit (loss). The elimination of intercompany profit from inventory within segment assets and net receivables from affiliates are included in “Corporate, Unallocated and Other.” Gross profit from affiliates,

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management fee income from affiliates, royalty income from affiliates and market subsidy expense to affiliates and are included in the following table under the caption “Corporate, Unallocated and Other.”

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
	Republic	Europe(1)	Others	and Other	Total
	Dollars in thousands

As of and for the Year ended December 31, 2005
Net sales	$91,604	$31,574	$—	$986	$124,164
Income (loss) from operations	10,166	2,951	—	9,448	22,565
Depreciation	8,411	360	—	—	8,771
Capital expenditures	965	391	—	—	1,356
Segment assets	82,448	15,009	9	21,589	119,055
Goodwill	32,188	4,769	—	—	36,957
As of and for the Year ended December 31, 2004
Net sales	$98,006	$34,956	$—	$7,811	$140,773
Income (loss) from operations	16,701	2,859	—	(20,867)	(1,307)
Depreciation	3,449	458	—	—	3,907
Capital expenditures	2,005	226	—	—	2,231
Segment assets	91,861	17,233	63	44,726	153,883
Goodwill	32,188	4,092	—	—	36,280
As of and for the Year ended December 31, 2003
Net sales	$102,141	$32,874	$341	$14,682	$150,038
Income (loss) from operations	16,368	1,927	(445)	(11,822)	6,028
Depreciation	2,853	442	—	—	3,295
Capital expenditures	4,396	333	—	—	4,729
Segment assets	91,138	18,003	1,345	35,768	146,254
Goodwill	32,188	4,480	—	—	36,668

(1)	excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI.

Corporate, unallocated and other includes (in thousands):

	Years Ended December 31,
	2005	2004	2003

Corporate expenses	$(19,818)	$(18,833)	$(17,869)
Transaction related charges	—	(27,097)	(14,599)
Restructuring and impairment charges	—	(4,790)	—
Transaction with affiliates	30,148	31,574	23,203
Unusual charges(1)	(882)	(1,721)	(2,557)

Total corporate, unallocated and other	$9,448	$(20,867)	$(11,822)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges (including certain severance charges) not related to the normal operations of the business.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional business segment information regarding product lines is as follows:

	2005		2004		2003
	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales
	(In millions)		(In millions)		(In millions)

Skin care	$37.3	31.4%	$41.8	32.7%	$42.4	32.8%
Body care and personal care	20.5	17.3	21.0	16.4	20.3	15.7
Color cosmetics	16.4	13.8	17.0	13.3	18.6	14.4
Fragrances	26.8	22.6	28.4	22.2	28.9	22.4
Other products(1)	17.7	14.9	19.7	15.4	19.0	14.7

Subtotal before shipping, other fees and sales to affiliates, less commissions	118.7	100.0%	127.9	100.0%	129.2	100.0%

Shipping and other fees, less commissions	4.5		5.1		6.1
Sales to affiliates	1.0		7.8		14.7

Total	$124.2		$140.8		$150.0

(1)	Includes sales aids (e.g.; party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

As discussed in Note 2 to the consolidated financial statements, during the six months ended June 30, 2005 JCI corrected its revenue recognition policy to recognize net sales, cost of sales and related direct and incremental selling expenses at the point of delivery. Historically, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by JCI at the point of shipment. The following table provides the reduction caused by the correction in revenue recognition policy for the segments impacted for the six months ended June 30, 2005. Further, JCI has determined that the impact of recording this correction of an error was not material to the year ending December 31, 2005.

	United States
For the Three and Six Months	and the Dominican	Consolidated
Ended September 30, 2005	Republic	Total

Net sales	$1,119	$1,119
Income (loss) from operations	$531	$531

(15)	Commitments and Contingencies

JCI leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2010. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and rent

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$1,247
2007	986
2008	783
2009	750
2010	700

$4,466

Rental expense was $1,344,000, $1,450,000 and $1,147,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

JCI is involved from time to time in routine legal matters incidental to its business. JCI believes that the resolution of such matters will not have a material adverse effect on JCI’s business, financial condition or results of operations.

(16)	Management Incentive Arrangements

Company Plan

Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provided for the sale to members of senior management of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock. CDRJ reserved 156,423 shares for issuance under the Stock Incentive Plan. Upon the consummation of the Acquisition, all outstanding stock issued under the Stock Incentive Plan was sold to Vorwerk and all outstanding options were cancelled. The Stock Incentive Plan was subsequently effectively terminated. There were no shares issued or repurchased from December 31, 2001 until the Acquisition and termination of the Stock Incentive Plan. During the year ended December 31, 2004, all outstanding options were cancelled.

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

	2004		2003
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of year	84,242	$44.84	84,242	$44.84
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	84,242	$44.84	—	—

Outstanding at year-end	—	—	84,242	$44.84

Options exercisable at year-end	—	—	68,120	$44.75
Options available for grant	—	—	19,093	—

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

Had JCI recorded compensation cost based on the fair value of options granted at the grant date, as prescribed by FASB Statement No. 123, “Accounting for Stock Based Compensation,” pro forma net (loss) income for the years ended December 31, 2003 would have been as follows (in thousands). There would have been no proforma compensation cost for the year ended December 31, 2005 and 2004 as all options were cancelled and option holders were compensated for the cancellation.

Year Ended
December 31,
2003

Net loss, as reported	$(7,078)
Pro forma compensation cost	47

Pro forma net loss	$(7,125)

Employment Agreements

Certain senior executive officers have employment agreements which provide for annual bonuses if the Parent achieves the performance goals established under its annual incentive plan for executives. If the Parent exceeds the performance goals, certain senior executive officers are entitled to a percentage of the excess of the performance goal. In addition, certain members of management have long term incentive bonus contracts to provide a future bonus if the Parent meets certain bonus objectives. JCI accrues for these long term incentives over the period the bonus is earned.

Prior to 2005, JCI had a bonus plan for U.S. based employees which provides that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of 2005, JCI terminated the deferred bonus plan. However, all amounts deferred prior to 2005 will still vest under the provisions of the bonus plan. As of December 31, 2005 and 2004, $637,000 and $450,000 of bonuses were deferred, respectively. JCI recognizes compensation expense as the vesting requirements are met.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bonus Payments

During the year ended December 31, 2004, JCI expensed $18,337,000 in compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,125,000 of special bonus payments paid directly by the former shareholder.

During the year ended December 31, 2003, in order to compensate option holders for any diminished value of the outstanding options, the Board of Directors authorized $9,445,000 in compensatory payments to current option holders. Additionally, the Parent authorized a special bonus of $2,365,000 (excluding employer taxes) to certain members of management and non-employee directors for contributions in completing the Recapitalization of CDRJ. These payments were recorded as compensation expense as a component of selling, general and administrative expenses within the consolidated statements of operations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Distribuidora Comercial Jafra, S.A. de C.V.
Mexico City, Mexico D.F.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Distribuidora Comercial Jafra, S.A. de C.V. at December 31, 2005, and the results of their operations and their cash flows for year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers, S.C.

Mexico City, Mexico
March 24, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Distribuidora Comercial Jafra, S.A. de C.V.
Mexico City, Mexico D.F.

We have audited the accompanying consolidated balance sheets of Distribuidora Comercial Jafra, S.A. de C.V. (“Company”), as defined in Note 1, an indirect, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.ar.l. (Successor Parent to CDRJ Investments (Lux) S.A.) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedules for the two years ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Distribuidora Comercial Jafra, S.A. de C.V. as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Mexico City, Mexico
March 4, 2005

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

BALANCE SHEETS
(In thousands, except share amounts)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash	$505	$83
Receivables	366	297
Inventories, less allowances of $1,097 in 2005 and $1,170 in 2004	30,697	29,583
Receivables from affiliates	18,143	18,073
Prepaid income taxes	2,465	1,267
Deferred income taxes	1,109	—
Prepaid expenses and other current assets	5,232	2,690

Total current assets	58,517	51,993
Property and equipment, net	2,667	2,095
Other assets:
Intangible assets	1,311	—
Deferred financing fees, net	2,393	4,119
Investment in affiliated company	132,763	126,663
Other	2,368	2,664

Total assets	$200,019	$187,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,623	$12,014
Accrued liabilities	1,794	1,892
Payables to affiliates	3,143	2,535
Deferred income taxes	—	1,063

Total current liabilities	17,560	17,504
Long-term debt	78,000	128,450
Deferred income taxes	5,412	1,820

Total liabilities	100,972	147,774

Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2005 and 2004	5	5
Additional Paid-in Capital	47,490	—
Retained earnings	52,495	45,338
Accumulated other comprehensive loss	(943)	(5,583)

Total stockholders’ equity	99,047	39,760

Total liabilities and stockholders’ equity	$200,019	$187,534

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Third party net sales	$40	$—	$—
Sales to affiliates	166,768	150,087	118,810

Net sales	166,808	150,087	118,810
Cost of sales	103,442	97,806	85,003

Gross profit	63,366	52,281	33,807
Selling, general and administrative expenses	1,709	1,736	3,155
Management fee expense to affiliate	1,473	4,099	4,519
Service fee expense to affiliate	35,064	30,606	25,215

Income from operations	25,120	15,840	918
Other income (expense):
Exchange gain (loss), net	3,452	15,125	(2,027)
Interest expense	(10,354)	(16,163)	(10,122)
Interest income	82	103	23
Loss on extinguishment of debt	(5,790)	(2,559)	—
Other expense	—	—	(555)
Other income	—	29	—

Income (loss) before income taxes	12,510	12,375	(11,763)
Income tax expense (benefit)	5,353	2,804	(9,499)

Net income (loss)	$7,157	$9,571	$(2,264)

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except for shares)

Common Stock:
Balance, beginning of year	151	$5	151	$5		—
Issuance of new stock	—	—	—	—	151	$5

Balance, end of year	151	5	151	5	151	5

Additional Paid-in Capital:
Balance, beginning of year		$—		$—		$—
Equity contribution from stockholders		47,490		—		—

Balance, end of year		47,490		—		—

Retained Earnings:
Balance, beginning of year		45,338		35,767		38,031
Net income (loss)		7,157		9,571		(2,264)

Balance, end of year		52,495		45,338		35,767

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(5,583)		(6,143)		(3,546)
Currency translation adjustments		4,640		560		(2,597)

Balance, end of year		(943)		(5,583)		(6,143)

Total Stockholders’ Equity	151	$99,047	151	$39,760	151	$29,629

Comprehensive Income (Loss):
Net income (loss)		$7,157		$9,571		$(2,264)
Currency translation adjustments		4,640		560		(2,597)

Total Comprehensive Income (Loss)		$11,797		$10,131		$(4,861)

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$7,157	$9,571	$(2,264)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	293	210	134
Unrealized foreign exchange and derivative (gains) losses	(3,652)	(521)	8,710
Amortization of guarantee fee	475	458	294
Write off and amortization of deferred financing fees	1,862	3,631	702
Deferred income taxes	1,420	2,883	(10,676)
Changes in operating assets and liabilities:
Receivables	(54)	(140)	7
Inventories	303	(2,236)	(7,845)
Prepaid expenses and other current assets	(764)	—	361
Intercompany receivables and payables	1,632	(279)	13,697
Other assets	—	8	122
Accounts payable and accrued liabilities	(2,962)	7,027	(996)
Income taxes payable / prepaid	(568)	3	(600)

Net cash provided by operating activities	5,142	20,615	1,646

Cash flows from investing activities:
Purchase of preferred shares of affiliate	—	—	(136,420)
Purchase of intangible asset from affiliate	(1,311)	—	—
Purchases of property and equipment	(761)	(643)	(150)

Net cash used in investing activities	(2,072)	(643)	(136,570)

Cash flows from financing activities:
Proceeds from issuance of subordinated debt due 2011	—	—	120,000
Proceeds from term loan	—	—	30,000
Repurchase of subordinated debt due 2011	(41,700)	(300)	—
Repayments under term loan facility	—	(28,500)	(1,500)
Payment of debt guarantee fee	—	—	(4,000)
Repayments under revolving credit facility	(11,375)	(52,250)	(17,000)
Borrowings under revolving credit facility	3,000	61,000	17,000
Contribution from stockholders	47,490	—	—
Deferred financing fees	—	(428)	(8,640)
Issuance and sale of common stock	—	—	5

Net cash (used in) provided by financing activities	(2,585)	(20,478)	135,865

Effect of exchange rate changes on cash	(63)	66	(456)

Net increase (decrease) in cash and cash equivalents	422	(440)	485
Cash and cash equivalents at beginning of year	83	523	38

Cash and cash equivalents at end of year	$505	$83	$523

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$10,358	$14,380	$9,484
Income taxes	$5,410	$—	$—

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

The accompanying financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 reflect the operations of Jafra Distribution including the carved-out distribution operations of Venus, for all periods presented, which are now conducted by Jafra Distribution. The carve-out is for a portion of 2003, up until the purchase of the operations of Venus.

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

The 10 3/4% Notes represent several obligations of Jafra Distribution and JCI. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra Distribution is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra Distribution as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2005.

A distribution business, previously conducted by Venus, was purchased by Jafra Distribution on May 20, 2003, including the purchase of preferred stock (see Note 6) and the purchase of certain fixed assets of Venus used to conduct the on going distribution business. The assets were purchased for $2,000,000, which was equivalent to their net book value.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Description of Business

Jafra Distribution is a distributor of premium skin and body care products, color cosmetics, fragrances, and other personal care products to its Mexican affiliate and international subsidiaries of the Parent (referred to herein as the “affiliates”). All sales of Jafra Distribution are to affiliates or independent distributors. Jafra Distribution does not sell directly to consultants.

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

Deferred Financing Costs.  In connection with the Recapitalization of the Parent, Jafra Distribution incurred approximately $8,640,000 of costs related to the issuance of 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August 16, 2004, the Parent and issuers entered into a Restated Credit Agreement (the “Restated Credit Agreement”). With the borrowings from the Restated Credit Agreement, Jafra Distribution paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $300,000 principal amount of the 10 3/4% Notes redeemed such notes. In 2004, in connection with the full repayment of the Senior Credit Agreement and the purchase of $300,000 of the outstanding 10 3/4% Notes, Jafra Distribution wrote off approximately $2,559,000 capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying statements of operations. During 2004, Jafra Distribution capitalized approximately $428,000 of costs related to the Restated Credit Agreement. On February 17, 2005, Jafra Distribution redeemed $41,700,000 of the 10 3/4% Notes. In connection with the February 17, 2005 redemption of the 10 3/4 % Notes, Jafra Distribution wrote off approximately $1,307,000 of previously capitalized deferred financing fees as a component of loss on extinguishment of debt on the accompanying statements of operations. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Except for the impact of translation, accumulated amortization at December 31, 2005 and 2004 was $1,236,000 and $1,071,000, respectively.

Investment in Preferred Shares of Affiliated Company.  On May 20, 2003, Jafra Distribution purchased 13,642 shares of Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in preferred shares of Jafra Cosmetics S.A. as an investment in affiliated company on the accompanying balance sheets. As Jafra Distribution

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and Jafra Cosmetics S.A. are companies under common control, except for the effect of translation, which reduced the investment by approximately $3,657,000 as of December 31, 2005, Jafra Distribution carries the investment on its balance sheet at cost.

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

Foreign Currency Forward Contracts.  During 2004 and 2003, Jafra Distribution entered into forward contracts with Jafra Cosmetics S.A. in Mexican pesos to reduce the effect of adverse exchange rate fluctuations. As of December 31, 2005 and 2004, there were no outstanding forward contracts.

Fair Value of Financial Instruments.  The carrying amounts of cash and cash equivalents and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the 10 3/4% Notes at December 31, 2005 was $85,332,000 based on trading prices. As Jafra Distribution’s revolving credit facility is variable rate debt, and the interest rate spread paid by Jafra Distribution is adjusted for changes in certain financial ratios of the Parent, the fair value approximated its carrying amounts at December 31, 2005.

Revenue Recognition.  During 2005, Jafra Distribution corrected its revenue recognition policies to recognize net sales and cost of sales at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”, net sales and cost of sales are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. Prior to 2005, net sales and cost of sales had been incorrectly recorded by Jafra Distribution at the point of shipment. As a result, commencing with the second quarter of 2005, Jafra Distribution’s results have been reported based upon recognizing sales at the point of delivery. Jafra Distribution has determined that this correction did not have a material impact on the prior period financial statements. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, Jafra Distribution’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $1,520,000, gross profit of $582,000, income from operations of $582,000 and net income of $396,000. Jafra Distribution has determined that the impact of recording this correction of an error was not material to the year ending December 31, 2005.

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

Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar. Jafra Distribution had outstanding U.S. dollar-denominated debt of $78,000,000 at December 31, 2005. This debt is remeasured at each reporting date with the impact of the

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

remeasurement being recorded in net income (loss), subjecting Jafra Distribution to additional foreign exchange risk.

New Accounting Standards.  In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The adoption of SFAS No. 151 is not expected to have a material impact on the operations of Jafra Distribution.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. Jafra Distribution has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and was effective for Jafra Distribution’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on Jafra Distribution’s consolidated financial statements.

In September 2005, the EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” which addresses the amortization period for leasehold improvement in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on Jafra Distribution’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. Jafra Distribution does not expect the adoption of SFAS No. 154 to have a material effect on the consolidated financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(3) Inventories

Inventories consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Raw materials and supplies	$11,061	$10,682
Finished goods	19,636	18,901

Total inventories	$30,697	$29,583

(4) Property and Equipment

Property and equipment consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Machinery, equipment and other	$3,454	$2,559
Less accumulated depreciation	787	464

Property and equipment, net	$2,667	$2,095

(5) Intangible Asset

During the year ended December 31, 2005, Jafra Distribution purchased product formulas from JCI for $1,311,000 and has classified this amount as an asset because Jafra Distribution will continue to sell products manufactured with these formulas in future years. Jafra Distribution will amortize the product formulas for seven years. Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Jafra Distribution will evaluate the assets for impairment when indicators of impairment are present.

(6) Investment in Affiliated Company

On May 20, 2003, Jafra Distribution subscribed for and purchased 2,015 shares of newly issued Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $20,150,000. Additionally, Jafra Distribution purchased 2,618, 2,387, 2,310, 2,233, and 2,079 preferred shares of Jafra Cosmetics S.A. from CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings B.V., Regional Cosmetics Holding B.V., Southern Cosmetics Holdings B.V. and CDRJ Mexico Holding Company B.V., respectively. Each share was purchased for $10,000 per share, for a total of $116,270,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000, less effects of foreign currency translation, as an investment in affiliated company on the accompanying balance sheets. Except for the effect of translation, which reduced the investment by approximately $3,657,000 as of December 31, 2005, Jafra Distribution carries the investment on its balance sheet at cost.

(7) Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Accrued interest	$1,024	$1,613
Other	770	279

Total accrued liabilities	$1,794	$1,892

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(8) Debt

Debt consists of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Subordinated Notes, U.S. dollar-denominated, unsecured, interest payable semi-annually at 10 3/4% due in 2011	$78,000	$119,700
Revolving loan, secured, U.S. dollar-denominated, interest due in quarterly installments, interest rate at 4.5% at December 31, 2004	—	8,750

Total debt	78,000	128,450
Less current maturities	—	—

Long-term debt	$78,000	$128,450

Jafra Distribution’s long-term debt matures in 2011.

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

The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $41,700,000 of the original $120 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an indirect equity contribution from the Parent of $47,490,000. In 2004, in connection with the Acquisition, holders of $300,000 principal amount of the 10 3/4% Notes redeemed such notes. As a result of this and the February 2005 redemption, $78.0 million principal amount of the 10 3/4% Notes was outstanding at December 31, 2005

In addition, on May 20, 2003, the Issuers entered into the Senior Credit Agreement, which provided for senior secured credit facilities in an aggregate principal amount of $90 million, consisting of a $50 million senior secured term loan facility and a $40 million senior secured revolving credit facility. The Senior Credit Agreement was allocated 40% to JCI and 60 % to Jafra Distribution.

On August 16, 2004, the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. On August 16, 2004, Jafra Distribution borrowed $26,750,000 of the loans. Borrowings under the Restated Credit Agreement bear interest at an annual rate

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

of Libor plus 2.50%. As of December 31, 2005, there were no borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

With the borrowings from the Restated Credit Agreement, Jafra Distribution paid in full all existing amounts under the Senior Credit Agreement.

Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2005, the Parent and its subsidiaries were in compliance with all covenants.

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

The terms of the Indenture significantly restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million.

Jafra Distribution originally capitalized approximately $8,640,000 of costs related to the issuance of the 10 3/4% Notes and the Senior Credit Agreement as deferred financing fees. In connection with the full repayment of the Senior Credit Agreement and the purchase of $300,000 of the outstanding 10 3/4% Notes, Jafra Distribution wrote off approximately $2,559,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during year ended December 31, 2004. In

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

2005, in connection with the February 17, 2005 redemption of the 10 3/4% Notes, Jafra Distribution wrote off approximately $1,307,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded a $5,790,000 loss on extinguishment of debt in the accompanying statements of operations during the year ended December 31, 2005.

As of December 31, 2005 and 2004, approximately $2,393,000 and $4,119,000 of unamortized deferred financing fees were included as a noncurrent asset in the accompanying consolidated balance sheets (excluding translation effects). These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At December 31, 2005 and 2004, approximately $2,368,000 and $2,664,000, respectively, was classified as a non-current asset and the remaining unamortized amount was classified as a current asset on the accompanying balance sheets

(9) Equity

During the year ended December 31, 2005, the Parent through a series of equity transactions, indirectly contributed $47,490,000 to Jafra Distribution in order for Jafra distribution to redeem a portion of the 10 3/4% Notes. (Note 8).

(10) Income Taxes

Actual income tax (benefit) expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 30% to income before taxes in 2005, 33% in 2004 and 34% in 2003) as a result of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Provision (benefit) for income taxes at statutory rate	$3,753	$4,084	$(3,999)
Permanent differences, principally effect of inflation upon taxable income	1,251	2,928	1,149
Valuation allowance	—	(3,063)	3,063
Change in net deferred income liabilities due to enactment of changes of Mexico’s future statutory rate	—	(749)	—
Other	349	(396)	266
Effect of carve out of Venus operations in 2003	—	—	(9,978)

Income tax expense (benefit)	$5,353	$2,804	$(9,499)

Jafra Distribution does not file a consolidated return with Jafra Cosmetics S.A. and does not have a tax sharing agreement with Jafra Cosmetics S.A. As such, Jafra Distribution received a tax benefit related to carved out Venus income included in Jafra Distribution operations prior to the May 20, 2003 acquisition date for the related tax paid by Jafra Cosmetics S.A. During 2003, Jafra Distribution recorded a valuation allowance against net deferred tax assets because realization was not assured. During 2004, Jafra Distribution had pretax income and therefore released the valuation allowance established during 2003.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The components of the income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current	$3,933	$(79)	$1,177
Deferred	1,420	2,883	(10,676)

Total income tax expense (benefit)	$5,353	$2,804	$(9,499)

The components of deferred income tax assets and deferred income tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred income tax assets:
Prepaid expenses	$2,529	$4,002
Property and equipment	104	59
Other	—	8

Total deferred income tax assets	2,633	4,069
Deferred income tax liabilities:
Transaction and deferred financing costs	(670)	(1,153)
Inventories	(5,162)	(4,961)
Guarantee fee	(737)	(838)
Other	(367)	—

Total deferred income tax liabilities	(6,936)	(6,952)

Net deferred income tax liabilities	$(4,303)	$(2,883)

In the fourth quarter of 2004, Mexico enacted new tax legislation that provided for a reduction in the corporate statutory tax rate to 30% in 2005, 29% in 2006 and 28% in 2007 and years thereafter.

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

(11) Related Party Transactions

Jafra Distribution sells color cosmetics and fragrance, and since mid 2004, certain skin and body care products to other subsidiaries of the Parent (“affiliates”). Sales to non-Mexican affiliates, primarily in the United States and Germany were $16,310,000, $14,391,000 and $10,878,000 for the years ended December 31, 2005, 2004 and 2003, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution also purchases skin and body products from an affiliate. Purchases were $986,000, $7,608,000 and $14,457,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A. Sales to Jafra Cosmetics S.A. were $150,458,000, $135,696,000 and $107,932,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

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

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

In addition, Jafra Distribution is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from JCI. The cost of these services is included in management fee expense to affiliate in the accompanying statements of operations. JCI charges out a portion of management expenses to its affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. Jafra Distribution believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services received.

(12) Commitments and Contingencies

Jafra Distribution is not a direct party to any lease obligation, but is charged rent expense as part of the service fee charged by Jafra Cosmetics S.A., for the lease of warehouse facilities by Jafra Cosmetics S.A. Rental expense was $492,000, $546,000 and $853,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Jafra Distribution is involved from time to time in routine legal matters incidental to its business. Jafra Distribution believes that the resolution of such matters will not have a material adverse effect on Jafra Distribution’s business, financial condition or results of operations.

(13) Foreign Currency Forward Contracts

Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution has entered into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange gain (loss) on the accompanying statements of operations. During the years ended December 31, 2004 and 2003, Jafra Distribution recognized gains of $14,892,000 and $9,737,000, respectively, related to the remeasurement of forward contracts. There were no forward contracts outstanding at December 31, 2005 or 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Jafra Cosmetics International,S.A. de C.V.
Mexico City, Mexico D.F.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jafra Cosmetics International, S.A. de C.V. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers, S.C.

Mexico City, Mexico
March 24, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.

We have audited the accompanying consolidated balance sheets of Jafra Cosmetics International, S.A. de C.V. and subsidiaries (the “Company”), (as defined in note 1) an indirect, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.aR.l. as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. Our audits also included the financial statement schedules for the two years ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jafra Cosmetics International, S.A. de C.V. and subsidiaries as of December 31, 2004, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Mexico City, Mexico
March 4, 2005

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$14,400	$4,153
Receivables, less allowance for doubtful accounts of $9,967 in 2005 and $8,363 in 2004	39,035	37,146
Receivables from affiliates	4,579	3,499
Deferred income taxes	3,658	2,435
Prepaid expenses and other current assets	1,475	2,272

Total current assets	63,147	49,505
Property and equipment, net	34,564	34,600
Goodwill	27,837	26,558
Trademarks	43,303	41,314
Other	1,535	1,520

Total assets	$170,386	$153,497

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,595	$2,200
Accrued liabilities	33,342	30,040
Income taxes payable	1,797	929
Payables to affiliates	19,839	32,516
Other current liabilities	328	371

Total current liabilities	58,901	66,056
Deferred income taxes	10,201	10,019
Other long-term liabilities	2,368	2,664

Total liabilities	71,470	78,739
Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Series B common stock, no par value; 139,373 shares authorized, Issued and outstanding in 2005 and 2004	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2005 and 2004	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	50,087	29,878
Accumulated other comprehensive loss	(5,505)	(9,454)

Total stockholders’ equity	98,916	74,758

Total liabilities and stockholders’ equity	$170,386	$153,497

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Net sales	$306,345	$278,419	$241,749
Cost of sales	128,906	110,639	87,667

Gross profit	177,439	167,780	154,082
Selling, general and administrative expenses	152,686	138,318	115,864
Transaction related expenses	—	2,751	2,187
Management fee expense to affiliate	3,700	6,321	5,224
Service fee income from affiliate	(35,064)	(30,606)	(25,215)
Royalty expense to affiliate, net	23,666	21,154	18,060

Income from operations	32,451	29,842	37,962
Other expense:
Exchange loss, net	(4,494)	(16,224)	(9,374)
Interest expense	(143)	(228)	(2,099)
Interest income	295	146	270
Loss on extinguishment of debt	—	—	(1,842)
Other expense	(449)	(321)	(244)
Other income	4	—	—

Income before income taxes	27,664	13,215	24,673
Income tax expense	7,455	1,024	18,001

Net income	$20,209	$12,191	$6,672

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2005		2004		2003
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except for shares)

Series B Capital Stock:
Balance, beginning of year	139,373	—	139,373	—	151,000	—
Shares converted to Series C Preferred stock	—	—	—	—	(11,627)	—

Balance, end of year	139,373	—	139,373	—	139,373	—

Series C Preferred Stock:
Balance, beginning of year	13,642	—	13,642	—	—	—
Shares converted from Series B Common stock	—	—	—	—	11,627	—
Issuance of Preferred Stock	—	—	—	—	2,015	—

Balance, end of year	13,642	—	13,642	—	13,642	—

Additional Paid-in Capital:
Balance, beginning of year		$54,334		$54,334		$34,184
Issuance of Preferred Stock		—		—		20,150

Balance, end of year		54,334		54,334		54,334

Retained Earnings:
Balance, beginning of year		29,878		17,687		11,015
Net income		20,209		12,191		6,672

Balance, end of year		50,087		29,878		17,687

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(9,454)		(9,691)		(4,026)
Net unrealized and deferred realized gains (losses) on derivatives		65		(343)		(15)
Tax benefit (expense) on unrealized and deferred realized losses on derivatives		—		134		(235)
Currency translation adjustments		3,884		446		(5,415)

Balance, end of year		(5,505)		(9,454)		(9,691)

Total Stockholders’ Equity		$98,916		$74,758		$62,330

Comprehensive Income:
Net income		$20,209		$12,191		$6,672
Unrealized and deferred realized losses on derivatives		(60)		(353)		(119)
Reclassified to exchange loss		128		7		(550)
Reclassified to cost of sales		(3)		3		654
Tax benefit (expense) on unrealized and deferred realized losses on derivatives		—		134		(235)
Currency translation adjustments		3,884		446		(5,415)

Total Comprehensive Income		$24,158		$12,428		$1,007

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows from operating activities:
Net income	$20,209	$12,191	$6,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,812	2,451	2,106
Amortization of guarantee fee	(475)	(458)	(294)
Amortization and write off of deferred financing fees	—	—	435
Provision for uncollectible accounts receivable	8,845	7,691	7,601
Unrealized foreign exchange and derivative losses	1,566	1,539	3,073
Deferred realized derivative gains (losses)	—	—	646
Deferred income taxes	(1,041)	(8,008)	8,323
Changes in operating assets and liabilities:
Receivables	(8,943)	(10,778)	(11,164)
Inventories	711	(686)	—
Prepaid expenses and other current assets	(120)	109	(265)
Intercompany receivables and payables	(15,102)	8,930	(13,492)
Other assets	57	(597)	11
Accounts payable and accrued liabilities	1,841	(6,597)	2,766
Income taxes payable/prepaid	1,479	(5,124)	1,676

Net cash provided by operating activities	12,840	663	8,094

Cash flows from investing activities:
Purchases of property and equipment	(2,178)	(2,765)	(5,740)

Net cash used in investing activities	(2,178)	(2,765)	(5,740)

Cash flows from financing activities:
Repurchase of subordinated debt due 2008	—	—	(30,072)
Repayments under term loan facility	—	—	(2,375)
Receipt of guarantee fee from affiliate	—	—	4,000
Repayments under bank debt	—	—	(828)
Sale of Series C preferred stock	—	—	20,150

Net cash used in financing activities	—	—	(9,125)

Effect of exchange rate changes on cash	(415)	422	(752)

Net increase (decrease) in cash and cash equivalents	10,247	(1,680)	(7,523)
Cash and cash equivalents at beginning of year	4,153	5,833	13,356

Cash and cash equivalents at end of year	$14,400	$4,153	$5,833

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$143	$—	$1,715
Income taxes	$7,953	$11,403	$5,010

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

On May 27, 2004, Vorwerk & Co. eins GmbH acquired substantially all of the issued and outstanding capital stock of Jafra S.A. (the “Acquisition”). As a result of the Acquisition, 100% of the voting securities of the Parent are held indirectly by Vorwerk & Co. eins GmbH, which is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany. The purchase transaction has not been pushed down to Jafra Cosmetics S.A. due to the outstanding registered public debt of the Parent.

The accompanying consolidated financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003, reflect the operations of Jafra Cosmetics S.A. and its subsidiaries, excluding the carved-out distribution operations of Distribuidora Venus, S.A. de C.V. (“Venus”) (collectively, “Jafra Cosmetics S.A.”). All significant intercompany accounts and transactions between entities have been eliminated in consolidation.

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

Rent and leasing, Jafra Cosmetics S.A. records line rental expense associated with operating leases using a straight line method over the term of the lease.

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

Impairment of Long-Lived Assets and Intangibles.  Long-lived assets are reviewed for impairment based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, Jafra Cosmetics S.A. will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. Based on the provisions of SFAS No. 142, Jafra Cosmetics S.A. first determines if the fair value is less than the carrying value of the intangible. If the fair value is less than the carrying value, Jafra Cosmetics S.A. would then allocate the fair value to all the assets and liabilities to determine the amount of impairment. (See Note 4).

Foreign Currency Forward and Option Contracts.  Jafra Cosmetics S.A. enters into foreign currency option contracts to reduce the effect of potentially adverse exchange rate fluctuations in the exchange rate of the Mexican peso to the U.S. dollar. Jafra Cosmetics S.A. accounts for these contracts pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments and hedging activities and requires that all derivative instruments be recorded based on fair value.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a matter of policy, Jafra Cosmetics S.A. does not hold or issue foreign currency contracts for trading or speculative purposes. Under SFAS No. 133, Jafra Cosmetics S.A.’s use of foreign currency contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments can be deferred as a separate component of other comprehensive loss, and will then be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of Jafra Cosmetics S.A.’s foreign currency contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. Jafra Cosmetics S.A. ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date, were recorded directly as a component of exchange loss (gain).At December 31, 2005 and 2004, the carrying value of the option contracts was $2,944,000 and $1,433,000, respectively and was included in accrued liabilities in the accompanying consolidated balance sheets.

As Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution and maintains foreign currency contracts with third parties, Jafra Cosmetics S.A. entered into forward contracts with Jafra Distribution in Mexican pesos to purchase Mexican pesos and sell U.S. dollars. There were no outstanding contracts at December 31, 2005 or 2004. At December 31, 2003, the fair value of these contracts was included within payables to affiliates in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments.

Revenue Recognition.  During 2005, Jafra Cosmetics S.A. corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. Jafra Cosmetics S.A. currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been incorrectly recorded by Jafra Cosmetics S.A. at the point of shipment. As a result, commencing with the second quarter of 2005, Jafra Cosmetics S.A.’s results have been reported based upon recognizing sales at the time of delivery. Jafra Cosmetics S.A. has determined that this correction did not have a material impact on the prior period financial statements which have therefore not been restated. Under the corrected revenue recognition policy, as a result of goods shipped and in transit at June 30, 2005, Jafra Cosmetics S.A.’s reported results reflect a decrease for the six months ended June 30, 2005 in net sales of $3,992,000, cost of sales of $1,520,000, gross profit of $2,472,000, selling, general and administrative expenses of $1,304,000, income from operations of $1,168,000 and net income of $795,000. Jafra Cosmetics S.A. has determined that the impact of recording this correction of an error is not expected to be material to the year ending December 31, 2005.

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

Advertising costs.  Jafra Cosmetics S.A. expenses advertising costs as incurred. Total advertising costs aggregated $232,000, $226,000 and $156,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Shipping and Handling Costs.  Shipping and handling costs of $19,387,000, $17,363,000 and $15,236,000 for the years ended December 31, 2005, 2004 and 2003, respectively, were included in selling, general and administrative expenses. Jafra Cosmetics S.A. provides certain shipping and handling services to Jafra Distribution which are included in service fee income from affiliate on the accompanying consolidated statements of operations.

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

New Accounting Standards.  In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard is effective for the Jafra Cosmetics S.A. beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) is not expected to impact Jafra Cosmetics S.A. at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. Jafra Cosmetics S.A. has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and was effective for Jafra Cosmetics S.A.’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on Jafra Cosmetics S.A.’s consolidated financial statements.

In September 2005, the EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” which addresses the amortization period for leasehold improvement in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on Jafra Cosmetics S.A.’s consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. Jafra Cosmetics S.A. does not expect the adoption of SFAS No. 154 to have a material effect on the consolidated financial statements.

(3) Property and Equipment

Property and equipment consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Land	$10,004	$9,545
Buildings and improvements	10,056	9,593
Machinery, equipment and other	28,120	24,842

	48,180	43,980
Less accumulated depreciation	13,616	9,380

Property and equipment, net	$34,564	$34,600

(4) Goodwill and Trademarks

Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. Jafra Cosmetics S.A. has determined trademarks have an indefinite life. The carrying value of trademarks was $43,303,000 as of December 31, 2005. The carrying value of goodwill was $27,837,000 at December 31, 2005. Except for foreign currency translation adjustments, there were no changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004.

(5) Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2005 and 2004 (in thousands):

	2005	2004

Sales promotions, commissions and overrides	$20,104	$17,918
Compensation and other benefit accruals	5,656	5,611
State and local sales taxes and other taxes	3,772	3,328
Other	3,810	3,183

Total accrued liabilities	$33,342	$30,040

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

On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At December 31, 2005 and 2004, approximately $2,368,000 and $2,664,000, respectively, was classified as a non-current liability and the remaining unamortized amount was classified as a current liability on the accompanying consolidated balance sheets.

On May 23, 2003, with the proceeds from the guarantee fee paid by Jafra Distribution, the equity contribution by Jafra Distribution (see Note 7) and available cash, Jafra Cosmetics S.A. redeemed its 11 3/4% Notes in the aggregate principal amount of $30,072,000 at a premium of approximately $1,767,000. Additionally, Jafra Cosmetics S.A. repaid $2,375,000 under its then existing credit agreement and then terminated the agreement. In connection with the redemption of the 11 3/4% Notes and the termination of the then outstanding agreement, Jafra Cosmetics S.A. wrote off approximately $75,000 of capitalized deferred financing fees. Total costs related to the recall of the previous debt was $1,842,000 and was recorded as loss on extinguishment of debt for the year ended December 31, 2003 on the accompanying consolidated statements of income.

(7) Income Taxes

Actual income tax expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 30% in 2005, 33% in 2004 and 34% in 2003 to income before income taxes) as a result of the following (in thousands):

	Years Ended December 31,
	2005	2004	2003

Provision for income taxes at statutory rate	$8,299	$4,360	$8,389
Permanent differences, principally effect of inflation upon taxable income	1,383	(669)	(1,004)
Change in net deferred income tax liabilities due to enactment of changes of Mexico’s future statutory rate	—	(1,289)	—
Effect of carve-out of Venus operations in 2003	—	—	9,978
Other	(2,227)	(1,378)	638

Income tax expense	$7,455	$1,024	$18,001

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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2005	2004	2003

Current	$8,496	$9,032	$9,678
Deferred	(1,041)	(7,874)	7,428
Deferred allocated to other comprehensive income	—	(134)	895

Total deferred	(1,041)	(8,008)	8,323

Total income tax expense	$7,455	$1,024	$18,001

The components of deferred income tax assets and deferred income tax liabilities at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Deferred income tax assets:
Accounts receivable	$2,901	$2,515
Net operating loss carryforward of certain subsidiaries	1,341	1,380
Asset tax credit carryforward	—	21
Accrued sales promotions	1,504	1,514
Other accrued liabilities	4,287	3,516
Guarantee fee	737	838
Other	829	501

Total deferred income tax assets	11,599	10,285
Deferred income tax liabilities:
Property and equipment	(889)	(1,059)
Trademarks and goodwill	(12,125)	(11,568)
Prepaid purchases and expenses	(2,576)	(4,135)
Other	(2,552)	(1,107)

Total deferred income tax liabilities	(18,142)	(17,869)

Net deferred income tax liabilities	$(6,543)	$(7,584)

At December 31, 2005 and 2004, Jafra Cosmetics S.A.’s deferred income tax assets included $1,341,000 and $1,380,000 for operating loss carryforwards. The tax loss and asset tax credit carryforwards expire in varying amounts through 2015. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax loss and credit carryforwards will be realized.

In the fourth quarter of 2004, Mexico enacted new tax legislation that provided for a reduction in the corporate statutory tax rate from 33% in 2004 under the previous legislation to 30% in 2005, 29% in 2006 and 28% in 2007 and years thereafter. As a result, Jafra Cosmetics S.A.’s income tax expense decreased by $1,289,000 in 2004.

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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8)	Benefit Plans

Under Mexican labor laws, employees of Jafra Cosmetics S.A. are entitled to a payment when they leave Jafra Cosmetics S.A. if they have fifteen or more years of service, or with less tenure under certain conditions. In addition, Jafra Cosmetics S.A. makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $2,126,000, $1,082,000 and $1,506,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The total liability was approximately $3,242,000 and $1,888,000 at December 31, 2005 and 2004, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

See Note 13 for management benefit arrangements.

(9)	Related Party Transactions

Jafra Cosmetics S.A. purchases products from its Mexico affiliate, Jafra Distribution. The cost of these purchases was $150,458,000, $45,564,000 and $31,645,000 for the years ended December 31, 2005, 2004 and 2003, respectively. During 2004 and 2003, a subsidiary of Jafra Cosmetics S.A. also sold products to its Mexico affiliate, Jafra Distribution, which were subsequently resold by Jafra Distribution to a different subsidiary of Jafra Cosmetics S.A. The cost of purchase in 2004 and 2003 reflects the net purchase price.

Jafra Cosmetics S.A. provides certain administrative and other services to Jafra Distribution. The income from these services was included in service fee income from affiliate on the accompanying consolidated statements of income. Jafra Cosmetics S.A. believes the amounts are reasonable and approximate the value of the actual services rendered.

In addition, Jafra Cosmetics S.A. is provided with certain management services, such as legal, accounting and treasury, management oversight, and other administrative functions from JCI. The cost of these services is included in management fee expense to affiliate in the accompanying consolidated statements of income. JCI charges out a portion of these management expenses to its affiliates based principally upon a formula using the percentage of revenues of each affiliate to the total consolidated revenues of the Parent. Jafra Cosmetics S.A. believes the amounts and methods of allocations are reasonable and approximate the cost of the actual services received.

Jafra Cosmetics S.A. charges JCI a royalty fee for the right to use the Jafra trademark in the United States and Europe. The total royalty income charged by Jafra Cosmetics S.A. to JCI was $2,975,000, $3,214,000 and $3,179,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of income.

JCI owns the worldwide rights to its multi level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra Cosmetics S.A. a royalty fee for the use of the Jafra Way. The royalty fees charged by JCI were $26,641,000, $24,368,000 and $21,239,000 for the years ended December 31, 2005, 2004 and 2003, respectively, and were based on a percentage of Jafra Cosmetics S.A.’s sales.

(10)	Transaction Related Expenses

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

	2005		2004		2003
	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales
	(In millions)		(In millions)		(In millions)

Skin care	$34.7	11.7%	$35.7	13.2%	$29.8	12.6%
Body care and personal care	28.8	9.7	26.6	9.8	25.8	11.0
Color cosmetics	69.1	23.2	66.2	24.5	65.6	27.9
Fragrances	138.2	46.5	115.6	42.7	95.4	40.5
Other products(1)	26.6	8.9	26.6	9.8	18.8	8.0

Subtotal before shipping fees less commissions	297.4	100.0%	270.7	100.0%	235.4	100.0%

Shipping fees less commissions	9.0		7.7		6.3

Total	$306.4		$278.4		$241.7

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(12)	Commitments and Contingencies

Jafra Cosmetics S.A. leases office facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2010. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$2,884
2007	2,532
2008	1,080
2009	548
2010	227

$7,271

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rental expense was $1,673,000, $948,000 and $1,398,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Jafra Cosmetics S.A. is involved from time to time in routine legal matters incidental to its business. Jafra Cosmetics S.A. believes that the resolution of such matters will not have a material adverse effect on Jafra Cosmetics S.A.’s business, financial condition or results of operations.

(13)	Management Incentive Arrangements

Effective 1998, CDRJ adopted a stock incentive plan (the “Stock Incentive Plan”), which provided for the sale to members of senior management of up to 52,141 shares of common stock of CDRJ and the issuance of options to purchase up to 104,282 additional shares of common stock. CDRJ reserved 156,423 shares for issuance under the Stock Incentive Plan. Upon the consummation of the Acquisition, all outstanding stock issued under the Stock Incentive Plan was sold to Vorwerk and all outstanding options were cancelled. The Stock Incentive Plan was subsequently effectively terminated. There were no shares issued or repurchased from December 31, 2001 until the Acquisition and termination of the Stock Incentive Plan. During the year ended December 31, 2004, all outstanding options were cancelled

Certain senior executive officers have employment agreements which provide for annual bonuses if Jafra Cosmetics S.A. and the Parent achieve the performance goals established under its annual incentive plan for executives.

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

(14)	Foreign Currency Option Contracts

Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency option contracts (“option contracts”). The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. Jafra Cosmetics S.A. purchases exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, Jafra Cosmetics S.A. sells Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from Jafra Cosmetics S.A. at a specified strike rate. The effect of these call options would be to limit the benefit Jafra Cosmetics S.A. would otherwise derive from the strengthening of the Mexican peso beyond the strike rate.

Jafra Cosmetics S.A. places foreign currency option contracts based on its forecasted U.S. dollar cash outflows from Jafra Mexico and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, the Company does not hold or issue forward contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

into option contracts, the Company evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company does not currently anticipate non-performance by such counter-parties.

Under SFAS No. 133, Jafra Cosmetics S.A.’s use of option contracts to hedge certain forecasted transactions may qualify for hedge accounting. Gains and losses from such derivatives can be deferred as a separate component of other comprehensive loss, and then will be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 or contracts to which hedge accounting is not applied are remeasured based on fair value and the gains and losses are included as a component of net income. Jafra S.A. ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date were recorded directly as a component of exchange loss (gain). As of December 31, 2005, the fair value of the option contracts was included in accrued liabilities in the accompanying consolidated balance sheets and in exchange loss on the accompanying consolidated statements of operations. No amounts at December 31, 2005 were included in other comprehensive loss as Jafra Cosmetics S.A. did not apply hedge accounting to any outstanding options at December 31, 2005.

Jafra Cosmetics S.A. designated certain of its contracts as cash flow hedges of forecasted U.S. dollar-denominated inventory purchases, forecasted U.S. dollar-denominated intercompany charges from JCI, forecasted management fee charges from JCI and U.S. dollar-denominated interest payments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivative was deferred as a component of other comprehensive loss. Such amounts were reclassified from other comprehensive loss into net income when the underlying hedged exposure was recognized in income.

During the years ended December 31, 2005 and 2004, Jafra Cosmetics S.A. recognized losses of approximately $5,035,000 and $1,545,000 (including the reclassification of other comprehensive income), respectively, as a component of exchange loss on the accompanying consolidated statements of income. During the year ended December 31, 2003, Jafra Cosmetics S.A. recognized gains of approximately $789,000 on option contracts (including the reclassification of other comprehensive income) as a component of exchange loss in the accompanying consolidated statements of income.

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

At December 31, 2004, Jafra Cosmetics S.A. had $65,000 of losses on option contracts deferred as a component of other comprehensive loss. During the year ended December 31, 2005, Jafra Cosmetics S.A. deferred as a component of other comprehensive loss $60,000 of losses on option contracts qualifying for hedge accounting under SFAS No. 133. During the year ended December 31, 2005, approximately $128,000 of losses were reclassified from other comprehensive loss to exchange loss and approximately $3,000 of gains were reclassified as cost of sales upon recognition of the underlying hedged exposure. At December 31, 2005, Jafra Cosmetics S.A. did not have any gains or losses deferred as a component of other comprehensive loss.

The fair value of the option contacts at December 31, 2005 represented an unrealized loss of $2,944,000 in which Jafra Cosmetics S.A. did not apply hedge accounting and as such are recorded directly as a component of net income.

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

During the year ended December 31, 2005 and 2004 the ineffectiveness generated by Jafra Cosmetics S.A.’s forward contracts and option contracts designated as hedges was insignificant and no amounts were reclassified into earnings.

The outstanding option contracts had notional values denominated in Mexican pesos of 828,000,000 and 545,000,000 in put and call positions at December 31, 2005 and 2004, respectively. The option contracts outstanding at December 31, 2005 mature at various dates through June 30, 2007 and the option contracts outstanding at December 31, 2004 mature at various dates through March 31, 2006. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of Jafra Cosmetics S.A., but are used in the calculation of cash settlements under the contracts.

The following tables provide information about the details of Jafra Cosmetics S.A.’s option contracts as of December 31, 2005 and 2004 (in thousands, except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2004:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	107,000	12.62-12.76	$(298)	Jan.-Mar. 2005
Mexican peso	179,000	12.50-12.94	(443)	Apr.-June 2005
Mexican peso	81,000	12.68-13.07	(87)	July-Sept. 2005
Mexican peso	108,000	13.21-13.32	(163)	Oct.-Dec. 2005
Mexican peso	70,000	12.99-13.19	(23)	Jan.-Mar. 2006

	545,000		$(1,014)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	107,000	11.44-11.56	$29	Jan.-Mar. 2005
Mexican peso	179,000	11.34-11.73	131	Apr.-June 2005
Mexican peso	81,000	11.48-11.84	(136)	July-Sept. 2005
Mexican peso	108,000	11.97-12.06	(210)	Oct.-Dec. 2005
Mexican peso	70,000	11.77-11.95	(233)	Jan.-Mar. 2006

	545,000		$(419)

(1)	The fair value as quoted by the financial institutions of the option contracts presented above, unrealized losses of $2,944,000 at December 31, 2005 and $1,433,000 at December 31, 2004, represents the carrying value and was recorded in accrued liabilities at December 31, 2005 and 2004 in the consolidated balance sheets.

Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. has entered into foreign currency forward contracts with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying statements of income. During the years ended December 31, 2004 and 2003, Jafra Cosmetics S.A. recognized losses of $14,892,000 and $9,737,000, respectively, related to the remeasurement of forward contracts. There were no forward contracts outstanding at December 31, 2005 or 2004.

SCHEDULE I  —  CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Information as of December 31, 2005 and 2004 and
for the Years Ended December 31, 2005, 2004 and 2003)

Jafra Worldwide Holdings (Lux) S.àr.l., (the “Parent”) a Luxembourg societé à responsabilité limitée is a wholly-owned subsidiary of Jafra S.A. (formerly known as CDRJ North Atlantic (Lux) S.àr.l.) (“Jafra S.A.”).

The accompanying financial statements for the year ended December 31, 2005 and 2004 reflect the operations of the Parent. The accompanying financial statements for the year ended December 31, 2003 reflect the operations of the Parent and include the operations of CDRJ Investments (Lux) S.A. (“CDRJ”) through May 20, 2003.

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

Condensed Balance Sheet Information:

	As of December 31,
	2005	2004
	(In thousands)

Assets:
Cash and other assets	$202	$192
Investment in subsidiaries	65,496	(44,583)

Total assets	$65,698	$(44,391)

Liabilities:
Payables and other liabilities	$463	$66

Total liabilities	$463	$66

Stockholder’s equity (deficit):
Common stock	$31,642	$15
Additional paid in capital	47,473	—
Retained deficit	(8,390)	(35,001)
Cumulative translation adjustment	(5,490)	(9,471)

Total Stockholder’s equity (deficit)	$65,235	$(44,457)

Total liabilities and stockholder’s equity (deficit)	$65,698	$(44,391)

Condensed Statements of Operations Information:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Income:
Operating expense	$(391)	$(45)	$(99)
Equity (losses) in earnings of subsidiaries	27,002	11,294	(7,852)

Net income (loss)	$26,611	$11,249	$(7,951)

Condensed Statement of Cash Flows Information:

	Years Ended December 31,
	2005	2004	2003
	(In thousands)

Cash flows provided by (used in) operating activities:
Operating activities	$4	$6	$(831)
Distribution from subsidiary	—	—	159,781

Net cash provided by (used in) operating activities	4	6	158,950
Cash flows used in investing activities:
Investment in subsidiaries	(79,100)	—	—

Net cash used in investing activities	(79,100)	—	—
Cash flows used in financing activities:
Equity contribution from stockholder	79,100	—	—
Distribution to stockholders	—	—	(159,014)

Net cash provided by (used in) financing activities	79,100	—	(159,014)
Net change in cash and cash equivalents	4	6	(64)
Cash and cash equivalents, beginning of the year	6	—	64

Cash and cash equivalents, end of period	$10	$6	$—

During the year ended December 31, 2003, CDRJ made liquidating distribution of $83,570,000 of additional paid-in capital and $75,444,000 of retained earnings to its shareholders of record at May 20, 2003.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Jafra WorldWide Holdings Lux S.àR.L. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period
	(In thousands)

Accounts Receivable:
2005	$9,394	$9,363	$8,054	$10,703
2004	8,233	9,046	7,885	9,394
2003	8,213	8,549	8,529	8,233
Inventories:
2005	$2,811	$2,072	$1,923	$2,960
2004	2,645	2,458	2,292	2,811
2003	2,632	2,155	2,142	2,645
Tax valuation allowances:
2005	$13,348	$1,398	$219	$14,527
2004	15,931	480	3,063	13,348
2003	12,456	3,510	35	15,931

Jafra Cosmetics International, Inc. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2005	$621	$505	$495	$631
2004	553	794	726	621
2003	613	670	730	553
Inventories:
2005	$1,381	$705	$503	$1,583
2004	1,418	888	925	1,381
2003	1,700	1,371	1,653	1,418
Tax valuation allowances:
2005	$8,033	$—	$219	$7,814
2004	7,805	228	—	8,033
2003	7,174	666	35	7,805

Distribuidora Comercial Jafra, S.A. de C.V.:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Inventories:
2005	$1,170	$1,337	$1,410	$1,097
2004	904	1,394	1,128	1,170
2003	854	661	611	904
Tax valuation allowances:
2004	$3,063	$—	$3,063	$—
2003	—	3,063	—	3,063

Jafra Cosmetics International, S.A. de C.V. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2005	$8,363	$8,845	$7,241	$9,967
2004	6,987	7,691	6,315	8,363
2003	7,161	7,601	7,775	6,987

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of management, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2005, these controls and procedures are effective to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Significant Employees of the Company

The names, ages and positions of the executive officers, significant employees and directors of the Company are set forth below.

Name	Age	Position

Ronald B. Clark	70	Chief Executive Officer; Director
Gonzalo R. Rubio	62	President and Director
Eugenio Lopez Barrios	64	Chief Operating Officer and President of Mexican Operations
Beatriz Gutai	46	Senior Vice President, Global Marketing & Strategic Planning
Gary Eshleman(1)	47	Vice President and Treasurer
Markus von Blomberg	48	Director
Achim Schwanitz	63	Director
Eberhard Pothmann	62	Director
Jochen Sarrazin	63	Director
Wolfgang Bahlmann	53	Director
Ronald Weber	52	Director

(1)	Mr. Eshleman served as Chief Financial Officer from October 2004 until December 31, 2005

None of the Company’s directors or officers has any family relationship with any other director or officer.

Messrs. Clark and Rubio were nominated to serve as directors and are serving in such capacity pursuant to their respective employment agreements. Messrs. Schwanitz, Pothmann, Sarrazin and Bahlmann are principals of Vorwerk. Mr. Weber was nominated and selected by Vorwerk. Other than as described above, none of the Company’s directors are currently serving as such pursuant to an arrangement or understanding between such director and any other person or entity. Messrs. Clark and Rubio have amended the term of their current employment agreements, which are now set to expire June 30, 2006 and April 30, 2006, respectively.

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

Gonzalo R. Rubio has served as a director, and President since joining Jafra in May of 1998. He served as Chief Operating Officer since joining Jafra in May of 1998 until November 16, 2005. From 1992 to 1997, Mr. Rubio served first as an Area Vice President and later President of the European operations of Mary Kay Inc. Before joining Mary Kay, Mr. Rubio was employed by Avon Products, Inc. where he spent five years as Area Director for Europe, two years as International Operations Director and five years as Area Director for Latin America. He joined Avon Products, Inc. in 1970.

Eugenio Lopez Barrios has served as President of Mexican Operations since joining Jafra in June of 1998. He has also served as Chief Operating Officer since November 16, 2005. Prior to joining Jafra, Mr. Lopez was president of Mary Kay Mexico from 1993 to 1998. Before joining Mary Kay, Mr. Lopez spent 30 years with Avon Products, Inc. where he served from 1959 to 1989 in a series of different positions ending as Vice President of Sales of Avon Mexico. He retired for a couple of years and then from 1991 to 1993 he joined Avon again, this time as General Manager of Avon Products Ecuador.

Gary L. Eshleman has served as Vice President and Treasurer since January  1, 2006. He served as Chief Financial Officer from October 2004 until December 31, 2005. From April 2000 to October 2004, he served as Vice President & Treasurer. Prior to that time, and since joining Jafra in September of 1998, Mr. Eshleman served as Director of Treasury. Prior to joining Jafra, Mr. Eshleman held financial positions with various companies including: L.A. Gear from 1992 to 1998, Griffin Homes from 1989 to 1992, Marriot/Host International from 1986 to 1989, and Hughes Aircraft Company from 1984 to 1986.

Beatriz Gutai has served as Senior Vice President, Global Marketing & Strategic Planning since September of 2004. In her capacity in that role, she has also served and President Jafra Europe. From September of 2000 until September of 2004, she served as General Manager of the Hispanic Division of United States Operations. Prior to that time, Ms. Gutai, served as Vice President of Sales for the Hispanic Division and in various sales and management positions since joining Jafra in 1982.

Markus von Blomberg has served as a director of Jafra since November 16, 2005. Mr. von Blomberg has served as General Partner of Vorwerk & Co. KG, since January of 2005; and since February of 2005, he has served as a director of Vorwerk & Co. Interholding GmbH. From January of 2002 until December of 2004, he served as Managing Director of Vorwerk Deutschland Stiftung & Co. KG. From October 1998 to December 2001 Mr. von Blomberg served as Chairman of the Board of Directors of Bocklenberg Motte GmbH.

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

Eberhard Pothmann has served as a director of Jafra since May of 2004. Mr. Pothmann has served as a member of the Executive Board of Vescore Solutions, AG, since November of 2001. Since June of 1996, he has been a director of August Mittelsten Scheid & Sohne GmbH and Vorwerk Household Appliances Co., Ltd. Since December 1991, Mr. Pothmann has been a member of the Advisory Board of Akf Bank GmbH & Co. KG and Akf Leasing GmbH & Co. KG serving as chairman since January of 2005. He has also served as a member of the Advisory Boards of Gothaer Versicherungsbank WAG and Gothaer Finanzholding AG since June of 2005 and May of 2005, respectively. Mr. Pothmann is currently the Executive Vice President and Chief Financial Officer of Vorwerk & Co. KG. He has had two separate tenures in this capacity since 1985.

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

Corporate Governance

The Company has not adopted a written code of ethics. The Company intends to adopt a written code of ethics to the extent required by law or applicable stock exchange rules. The Company’s ultimate parent is currently controlled by a single shareholder, Vorwerk & Co eins GmbH, which owns most of the Company’s ultimate parent outstanding equity securities. Five principals of Vorwerk & Co eins GmbH currently serve as members of the Company’s board of directors.

The Company’s Audit Committee consists of Ronald B. Clark, Eberhard Pothmann, and Jochen Sarrazin. The Company does not currently have outstanding equity securities listed on an exchange or automated quotation system, and therefore is not required to have designated an audit committee financial expert. Therefore, the Company has not made an assessment as to whether any member of the Audit Committee qualifies as a financial expert.

Item 11.	Executive Compensation

Compensation Of Executive Officers

The following table sets forth the compensation earned by the Company’s Chief Executive Officer, the four additional most highly compensated executive officers of the Company during 2005 (each, a “named executive officer”) for each of the last three fiscal years.

Summary Compensation Table

				All Other
				Compensation
Name and Principal Position	Year	Salary($)	Bonus($)(1)	($)(2)

Ronald B. Clark	2005	$735,520	$1,066,825	$45,688
Chief Executive Officer and	2004	714,662	788,910	35,733
Director	2003	699,386	3,220,264	34,969
Gonzalo R. Rubio	2005	612,917	994,909	79,854
President and Director	2004	595,557	718,245	47,435
	2003	582,807	3,149,620	44,570
Eugenio Lopez Barrios	2005	512,687	986,407	37,120
Chief Operating Officer and President of Mexican	2004	483,674	335,256	27,962
Operations	2003	473,372	1,326,148	26,877
Beatriz Gutai	2005	260,286	356,100	27,703
Senior Vice President, Global Marketing and Strategic Planning	2004	219,306	192,750	39,897
	2003	170,926	124,395	21,452
Gary Eshleman	2005	249,875	314,915	32,437
Vice President, Treasurer	2004	198,179	129,000	11,630
(Chief Financial Officer from October 2004 through December 31, 2005)	2003	151,134	103,157	9,732

(1)	Bonus amounts for 2004 include amounts paid directly to the employee from the former primary shareholder. Bonus amounts for 2003 include special one-time payments to option holders in connection with the Recapitalization.

(2)	Amounts shown in this column primarily constitute the Company’s contributions under its 401(k) and Supplemental Savings Plans, and, reimbursement of certain relocation and automobile expenses.

Compensation Of Directors

Members of the Board do not receive any additional compensation for their services in such capacity. The Company’s current non-employee director is a partner in the firm of Weber & Bontemps of 6 place de Nancy, L-2212 Luxembourg. During 2005 and 2004, Weber & Bontemps received approximately $30,000 and $14,000, respectively, for tax consulting, bookkeeping and administrative services of the Company.

Employment Agreements

In 1998, Messrs. Clark, Rubio and Lopez Barrios entered into employment agreements with the Company’s predecessor. The employment agreements were assumed by the Company and have a continuous “rolling” term of two years. The employment agreements for Messrs. Clark and Rubio were amended to shorten their term to June 30, 2006 and April 30, 2006, respectively. Pursuant to their respective agreements, as of their 2005 anniversary dates, Messrs. Clark, Rubio and Lopez Barrios receive annual base salaries of $744,232, $620,177 and $499,271, respectively. Under the employment agreements, the board will review the base salary annually and, in its sole discretion, may increase (but not decrease) such base salary from time to time based upon, among other things, the performance of the executive and prevailing industry salary levels; provided that the executives’ base salary will be automatically increased on each anniversary date by an amount equal to the average increase in the consumer price index during the immediately preceding twelve month period, as reported in the Wall Street Journal. The employment agreements provide for a target annual bonus equal to 60% of annual base salary if the Company achieves the performance goals established under its annual incentive plan for executives. The executives may receive a larger bonus if such goals are exceeded. The employment agreements further provide that if the Company terminates any such named executive officer’s employment without “cause” (as defined in the employment agreement) or any such executive terminates his employment for “good reason” (as so defined), the officer will be entitled to continued payments of his base salary for the remaining term of his employment agreement and to payment of a pro rata annual bonus for the year of termination provided that the Company achieve the performance objectives established under the Company’s annual incentive plan applicable for such year. Each of the employment agreements also contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation. The employment agreements for Messrs. Clark and Rubio each provide that the Company will use its reasonable best efforts to cause each such executive to be nominated and elected to serve as a member of the Company’s board of directors during his term of employment. If the Company does not submit Mr. Clark’s or Mr. Rubio’s name to the Company’s shareholders for election to the board of directors, or if the Company otherwise fails to meet its obligation, both Messrs. Clark and Rubio will be entitled to terminate their employment for “good reason” pursuant to their employment agreements.

JCI entered into employment agreements with Ms. Gutai and Mr. Eshleman on November 11, 2004. Ms. Gutai and Mr. Eshleman receive annual base salaries of $262,500, and $252,000, respectively. The employment agreements provide that if the Company terminates the employment of either Ms. Gutai or Mr. Eshleman, without “cause” (as defined in the employment agreement), they will be entitled to continued payments of base salary for periods of 18 and 12 months, respectively.

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a Compensation Committee. No current or former officers or employees of the Company participated in deliberations of the Board of Directors concerning executive officer compensation. No members of the Compensation Committee during 2005 were employees or former employees of the Company or any of its subsidiaries. During 2005, no executive officer of the Company served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

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

Parent owns, indirectly, all of the outstanding capital stock of JCI, Jafra Distribution and Jafra Cosmetics S.A. The Parent is a wholly-owned subsidiary of Jafra S.A. The table below sets forth, as of March 15, 2006, the beneficial ownership of owners of 5% or more of Jafra S.A. Common Stock. There are no directors or named executives who own Common Stock of Jafra S.A.

	Number of	Percent of
Name and Address of Beneficial Owner(1)	Shares	Class(2)

Vorwerk(3)	828,413	99.99

(1)	In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities which that person has the right to acquire beneficial ownership of within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. Vorwerk has sole voting and investment power as to its shares.

(2)	Based upon 828,414 shares of common stock outstanding as of March 15, 2006. The remaining share of Jafra S.A. is owned by an affiliate company of Vorwerk.

(3)	Address for Vorwerk is Muhlenweg 17-37, D-42270 Wuppertal Germany.

Item 13.	Certain Relationships and Related Transactions

On January 6, 2005, the Company paid Vorwerk approximately $20,044,000 representing all accrued interest and outstanding principal owing to a certain loan agreement entered into by the Company as borrower and Vorwerk as lender on August 6, 2004.

Item 14.	Principal Accounting Fees and Services

Audit Fees.  The Company’s principal accountant, PricewaterhouseCoopers LLP billed approximately $909,000 for audit services included in the annual audit of the financial statements, the reviews of quarterly reports, statutory reports required internationally and assistance with and review of documents filed with the SEC for 2005. In 2004 and 2003, the Company’s former principal accountant, Ernst & Young, LLP, billed approximately $850,000 and $1,059,000, respectively, for audit services including the annual audit of the financial statements, the reviews of quarterly reports, statutory reports required internationally and assistance with and review of documents filed with the SEC.

Audit-Related Fees.  The Company principal accountant in 2005 did not bill any amounts for audit-related fees. The Company’s former principal accountant billed approximately $822,000 and $225,000 for audit-related fees for the year ended December 31, 2004 and 2003. These fees primarily related to professional services related to due diligence in connection with contemplated transactions not completed.

Tax Fees.  The Company’s principal accountant billed approximately $99,000 related to tax compliance and tax planning for the year ended December 31, 2005. The Company’s former principal accountant billed $72,000 related to tax compliance and tax planning services for the year ended December 31, 2004. The Company’s former principal accountant did not bill any fees for tax compliance or tax planning services for the year ended December 31, 2003.

All Other Fees.  The Company’s principal accountant or former principal accountant did not bill any fees for other services during the last two fiscal years.

The Audit Committee regularly reviews and determines whether specific projects or expenditures with the Company’s independent auditors, PricewaterhouseCoopers LLP and their affiliates, potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements.  Reference is made to the Index to Financial Statements and Schedules of the Company on page 44 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.  Reference is made to the Index to Financial Statements and Financial Statement Schedules of the Company on page 44 of this Annual Report on Form 10-K. See also the following financial statement schedules which should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

(3) Exhibits.  The following documents are exhibits to this Annual Report on Form 10-K..

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998	S-4	333-62989	3.1	September 4, 1998
3.2	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998	S-4	333-62989	3.2	September 4, 1998
3.3	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English	S-4	333-62989	3.3	September 4, 1998
3.4	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English	S-4/A	333-62989	3.4	October 27, 1998
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English	S-4/A	333-62989	3.5	October 27, 1998
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Quali fax, S.A. de C.V., together with a unofficial summary thereof in English	S-4/A	333-62989	3.6	October 27, 1998
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English	S-4/A	333-62989	3.7	October 27, 1998
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos y Fragancias, S.A. de C.V., together with an unofficial summary thereof in English	10-K	333-106666	3.8	April 2, 2001
3.9	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.	10-K	333-106666	3.9	March 30, 2000
3.10	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof	10-Q	333-106666	3.10	August 14, 2000

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.11	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.	10-K	333-106666	3.11	April 2, 2001
3.12	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Servi day S.A. de C.V.	10-Q	333-106666	3.12	August 14, 2001
3.13	Deed of Incorporation (acta constitutiva) and current by-laws (estatutos sociales) of Distribuidora Comercial Jafra S.A. de C.V., together with an unofficial summary thereof in English, dated February 26, 2003	10-Q	333-106666	3.13	May 8, 2003
3.14	Articles of Association of Jafra Worldwide Holdings (Lux) S. àr.l., together with an unofficial summary thereof in English, dated February 24, 2003	10-Q	333-106666	3.14	May 8, 2003
3.15	Amendment, dated May 20, 2003 of Jafra Cosmetics International, S.A. de C.V.’s by-laws providing for preferred shares, translation in English	S-4/A	333-106666	3.15	August 14, 2003
3.16	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Fin, S.A. de C.V., translation in English	S-4/A	333-106666	3.16	August 14, 2003
4.1	Indemnity, Subrogation and Contribution Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A, de C.V., each Subsidiary of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.1	June 30, 2003
4.2	JCI Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, Inc. and Credit Suisse First Boston	S-4	333-106666	4.2	June 30, 2003
4.3	DCJ Guarantee Agreement, dated May 20, 2003, between Distribuidora Comercial, Jafra, S.A. de C.V. and Credit Suisse First Boston	S-4	333-106666	4.3	June 30, 2003
4.4	Mexican Subsidiary Guarantee Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., and each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. or Distribuidora Comercial Jafra, S.A. de C.V. listed on Schedule I thereto	S-4	333-106666	4.4	June 30, 2003
4.5	Parent Guarantee Agreement, dated May 20, 2003, between Jafra Worldwide Holdings (Lux) S.àr.l. and Credit Suisse First Boston	S-4	333-106666	4.5	June 30, 2003

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

4.6	Mexican Pledge Agreement, dated May 20, 2003, among CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings B.V., CDRJ Mexico Holding Company B.V. and Credit Suisse First Boston	S-4	333-106666	4.6	June 30, 2003
4.7	Pledge Agreement, dated May 20, 2003 among Jafra Cosmetics International, Inc. and each of the subsidiaries of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.7	June 30, 2003
4.8	Security Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., each subsidiary of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.8	June 30, 2003
4.9	Mexican Security Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A. de C.V., Dirsamex, S.A. de C.V., Serviday, S.A. de C.V., Jafra Fin, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., and Cosmeticos y Fragancias, S.A. de C.V., translation in English	S-4/A	333-106666	4.9	August 14, 2003
4.10	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated May 19, 2003, from Jafra Cosmetics International, Inc. to Title Serv Agency, Inc., as trustee for the benefit of Credit Suisse First Boston	S-4	333-106666	4.10	June 30, 2003
4.11	Notarial Deed of Plede, dated May 20, 2003, with respect to the pledge to Credit Suisse First Boston of 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafr Cosmetics International, Inc	S-4	333-106666	4.12	June 30, 2003
4.12	Notarial Deed of Pledge, dated May 20, 2003, with respect to the third party pledge to Credit Suisse First Boston of 40 ordinary shares of the capital stock of CDRJ Latin America Holding Company B.V. by CDRJ North Atlantic (Lux) S.àr.l	S-4	333-106666	4.11	June 30, 2003
4.13	Indenture, date May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A. and U.S. Bank National Association	S-4	333-106666	4.14	June 30, 2003

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

4.14	First Supplemental Indenture, dated as of May 20, 2003, by and among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., Dirsamex, S.A.de C.V., Distribuidora Venus, S.A. de C.V., Serviday, S.A. de C.V., Cosmeticos y Fragancias, S.A. de C.V., Jafra Cosmetics S. A. de C.V., Jafra Fin S.A. de C.V., Jafra Cosmetics International, Inc. and U.S. Bank National Association.	S-4	333-106666	4.14	June 30, 2003
4.15	Registration Rights Agreement, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A. and the Initial Purchasers.	S-4	333-106666	4.15	June 30, 2003
4.16	Form of Global Note.	S-4	333-106666	4.16	June 30, 2003
4.17	Restated Credit Agreement, dated as of August 16, 2004, among the Borrowers, the Company, the Lenders thereto, the Issuing Bank, The Bank of New York, as administrative agent and collateral agent for the Lenders.	8-K	333-106666	4.17	August 19, 2005
10.1	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998.*	10-Q	333-62989	10.1	May 17, 1999
10.2	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999.*	10-Q	333-106666	10.2	May 17, 1999
10.3	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999.	8-K	333-106666	10.3	June 25, 1999
10.4	Amendment No. 1 to Asset Purchase Agreement, dated as of June 10, 1999.	8-K	333-106666	10.4	June 25, 1999
10.5	Sale Agreement, dated as of September 29, 1999, between the Jafra Cosmetics International Inc. and Towns gate Road LLC.	10-Q	333-106666	10.5	November 12, 1999
10.6	Sale Agreement, dated as of October 15, 1999, between the Jafra Cosmetics International Inc. and Selv in Properties.	10-Q	333-106666	10.6	November 12, 1999
10.7	Trust Agreement dated May 20, 1999, by and between Jafra Cosmetics International, Inc. and Scudder Trust Company.	10-K	333-106666	10.7	March 30, 2000
10.8	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan.*	10-K	333-106666	10.8	April 2, 2001
10.9	Administrative Servces Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.	S-4	333-106666	10.9	June 30, 2003

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.10	Assignment Assumption and Liquidator Agreement, dated May 20, 2003, between CDRJ North Atlantic (Lux) Sàr.l and Jafra Worldwide Holdings (Lux) S.àr.l.	S-4	333-106666	10.10	June 30, 2003
10.11	Stock Purchase Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CDRJ Latin American Holding Company B.V, Latin Cosmetics Holdings, B.V., Regiona Cosmetics Holding, B.V., Southern Cosmetics Holdings, B.V. and CDRJ Mexico Holdings Company, B.V.	S-4	333-106666	10.11	June 30, 2003
10.12	Stock Subscription and Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.	S-4	333-106666	10.12	June 30, 2003
10.13	Purchase and Sale Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.	S-4	333-106666	10.13	June 30, 2003
10.14	Registration and Participation Agreement, dated May 20, 2003, among CDRJ North Atlantic (Lux) S.àr.l. and Clayton, Dubilier & Rice Fund V Limited Partnership and other parties thereto.	S-4	333-106666	10.14	June 30, 2003
10.15	Form of Contribution Agreement and Power of Attorney, among CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux)S.àr.l., and the stockholders of CDRJ Investments (Lux) S.A.	S-4	333-106666	10.15	June 30, 2003
10.16	Form of Consent to Assignment of Stock Subscription Agreement, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) Sàr.l. and the stockholders of CDRJ Investments (Lux) S.A.*	S-4	333-106666	10.16	June 30, 2003
10.17	Form of Consent to Assignment, Assumption and Novation of Employment Agreement, between CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) Sàr.l., Jafra Cosmetics International, Inc. and certain executives party to employment agreements pursuant to which such executives are employed by Jafra Cosmetics International, Inc.*	S-4	333-106666	10.17	June 30, 2003
10.18	Purchase Agreement, dated as of May 2, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux)S.àr.l., CDRJ Investments (Lux) S.A.	S-4	333-106666	10.18	June 30, 2003
10.19	Exchange Agreement among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and U.S. Bank National Association.	10-K	333-106666	10.19	November 13, 2003

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.20	Redemption Agreement, dated February 13, 2004, between Ademar Serodio and CDRJ North Atlantic (Lux) S.àr.l.	10-K	333-106666	10.20	March 30, 2004
10.21	Transfer of Option Agreement, dated February 13, 2004, by Ademar Serodio,	10-K	333-106666	10.21	March 30, 2004
10.22	Employment Agreement, dated April 30, 1998, between Ronald B. Clark and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.22	March 30, 2004
10.23	Employment Agreement, dated June 1, 1998, between Michael DiGregorio and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.23	March 30, 2004
10.24	Addendum to Employment Agreement, dated June 4, 1999, among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Michael DiGregorio.*	10-K	333-106666	10.24	March 30, 2004
10.25	Employment Agreement, dated June 1, 1998, between Jaime Lopez Guirao and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.25	March 30, 2004
10.26	Employment Agreement, dated April 30, 1998, between Ralph S. Mason, III and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.26	March 30, 2004
10.27	Employment Agreement, dated April 30, 1998, between Gonzalo Rubio and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.27	March 30, 2004
10.28	Confidential General Release and Separation Agreement, dated as of March 2, 2004, between Jaime Lopez Guirao, CDRJ North Atlantic (Lux) S.àr.l. and Jafra Cosmetics International, Inc.*	10-K	333-106666	10.28	March 30, 2004
10.29	Assignment, Assumption and Consent Agreement, dated February 6, 2004, among Michael DiGregorio, Dale Martin, Jr., as trustee, and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.29	March 30, 2004
10.30	Stock Purchase Agreement, dated as of March 29, 2004, among Vorwerk & Co. eins GmbH, CDRJ North Atlantic (Lux) S.àr.l. and the stockholders of CDRJ Investments (Lux) S.A., the indirect owners of CDRJ North Atlantic (Lux) S.àr.l	10-Q	333-106666	10.30	May 14, 2004
10.31	Employment Agreement with Gary Eshleman, effective October 1, 2004.*	8-K	333-106666	10.31	January 28, 2005
10.32	Employment Agreement with Beatriz Gutai, effective October 1, 2004.*	10-K		10.32	March 31, 2005
10.33	Amendments to employment agreements with (1) Ronald B. Clark, on May 17, 2005, (2) Gonzalo R. Rubio, on May 17, 2005, and (3) Eugenio Lopez Barrios, on May 20, 2005.*	8-K	333-106666	10.33	May 26, 2005
10.34	Amendments, on May 26, 2005, to employment agreements with Gary Eshleman and Beatriz Gutai.*	8-K		10.34	June 6, 2005

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.35	Engagement of PricewaterhouseCoopers LLP as independent accountants, effective August 16, 2005.	8-K	333-106666	10.35	August 23, 2005
10.36	Amendment to Employment Agreement with Ron Clark, effective November 16, 2005.*	8-K	333-106666	10.36	November 23, 2005
10.37	Amendment to Employment Agreement with Gonzalo R. Rubio, effective December 9, 2005.*	8-K	333-106666	10.37	December 13, 2005
10.38	Amendment to Employment Agreement with Gary Eshleman , effective December 16, 2005.*	8-K	333-106666	10.38	December 20, 2005
21.1	Subsidiaries of the registrant.				Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer.				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Accounting Officer.				Filed herewith
32.1	Certification furnished by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Filed herewith

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jafra Worldwide Holdings (Lux) S.àR.L

By:	/s/ RONALD B. CLARK
Name: Ronald B. Clark

Title:	Chief Executive Officer and
Director

Date March 31, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONALD B. CLARK Ronald B. Clark	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2006

/s/ STACY WOLF Stacy Wolf	Vice President and Corporate Controller (Principal Accounting Officer)	March 31, 2006

/s/ GONZALO RUBIO Gonzalo Rubio	Director	March 31, 2006

/s/ MARKUS VON BLOMBERG Markus von Blomberg	Director	March 31, 2006

/s/ ACHIM SCHWANITZ Achim Schwanitz	Director	March 31, 2006

/s/ EBERHARD POTHMANN Eberhard Pothmann	Director	March 31, 2006

/s/ WOLFGANG BAHLMANN Wolfgang Bahlmann	Director	March 31, 2006

/s/ JOCHEN SARRAZIN Jochen Sarrazin	Director	March 31, 2006

/s/ Ronald Weber Ronald Weber	Director	March 31, 2006