Form 10-Q
period 2006-03-31
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2006-05-15
CIK 1248305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
YES ☑ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
     At May 10, 2006, there were 316,420 shares of Common stock, par value $100 per share, outstanding.

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L. AND SUBSIDIARIES
Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three Months Ended March 31, 2006

* Jafra Worldwide Holdings (Lux) S.àr.l. (the “Parent”) is the parent company of Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”), which severally issued an original amount of $120 million and $80 million, respectively, of 10 3/4% Subordinated Notes of which $78 million and $52 million, respectively, are currently outstanding, (the “10 3/4% Notes”). The Parent has fully and unconditionally guaranteed the 10 3/4% Notes on a senior subordinated basis and is a “voluntary filer” of reports under the Securities Exchange Act of 1934 pursuant to a covenant under the indenture relating to the 10 3/4% Notes. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International, S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”), indirect subsidiaries of the Parent, have fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in addition to its own financial statements, in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$40,217	$24,819
Receivables, net	43,095	43,398
Inventories, net	44,910	38,930
Prepaid income taxes	3,569	2,590
Prepaid expenses and other current assets	8,316	8,931
Deferred income taxes	20,271	15,278
Assets from discontinued operations	—	27

Total current assets	160,378	133,973

Property and equipment, net	53,466	54,412

Other assets:
Goodwill	64,077	64,794
Trademarks	42,450	43,437
Deferred financing fees, employee supplemental savings plan and other assets	12,184	11,451
Noncurrent assets from discontinued operations	—	33

Total assets	$332,555	$308,100

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$24,281	$18,839
Accrued liabilities	57,688	58,432
Income taxes payable	10,999	4,269
Deferred income taxes	1,156	—
Liabilities from discontinued operations	—	40

Total current liabilities	94,124	81,580

Long-term debt	130,000	130,000
Deferred income taxes	19,741	21,072
Employee supplemental savings plan and other long-term liabilities	7,165	5,917

Total liabilities	251,030	238,569

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, par value $100; 316,420 authorized, issued and outstanding in 2006 and 2005	31,642	31,642
Additional paid-in capital	51,769	51,769
Retained earnings (deficit)	5,279	(8,390)
Accumulated other comprehensive loss	(7,165)	(5,490)

Total stockholder’s equity	81,525	69,531

Total liabilities and stockholder’s equity	$332,555	$308,100

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$121,197	$96,818
Cost of sales	27,857	21,565

Gross profit	93,340	75,253
Selling, general and administrative expenses	68,582	60,196

Income from operations	24,758	15,057
Other (expense) income:
Exchange loss, net	(110)	(493)
Interest expense	(3,885)	(5,202)
Interest income	315	110
Loss on extinguishment of debt	—	(9,753)
Other expense	(1,371)	(116)
Other income	54	29

Income (loss) before income taxes	19,761	(368)
Income tax expense	6,092	2,001

Income (loss) from continuing operations	13,669	(2,369)
Loss on discontinued operations, net of income tax expense of $0.0 in 2005	—	(10)

Net income (loss)	$13,669	$(2,379)

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$13,669	$(2,379)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,207	3,440
Amortization and write off of deferred financing fees	282	2,571
Provision for uncollectible accounts receivable	1,949	1,572
Unrealized foreign exchange and derivative losses	1,763	664
Deferred income taxes	(5,190)	1,484
Changes in operating assets and liabilities:
Receivables	(2,498)	1,947
Inventories	(6,761)	(1,041)
Prepaid expenses and other current assets	(1,015)	(637)
Other assets	129	123
Accounts payable and accrued liabilities	7,597	(3,445)
Income taxes payable/prepaid	5,836	(4,665)
Other long-term liabilities	1,146	433
Net operating activities of discontinued operations	20	33

Net cash provided by operating activities	18,134	100

Cash flows from investing activities:
Purchases of property and equipment	(1,027)	(695)
Other and investments related to employee supplemental savings plan	(1,149)	(515)

Net cash used in investing activities	(2,176)	(1,210)

Cash flows from financing activities:
Repurchase of subordinated debt	—	(69,500)
Borrowings under revolving credit facility	—	43,000
Repayments under revolving credit facility	—	(29,500)
Repayment of Vorwerk note	—	(20,000)
Equity contribution from shareholder	—	79,100

Net cash provided by financing activities	—	3,100
Effect of exchange rate changes on cash	(560)	(13)

Net increase in cash and cash equivalents	15,398	1,977
Cash and cash equivalents at beginning of period	24,819	10,586

Cash and cash equivalents at end of period	$40,217	$12,563

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
     The accompanying unaudited interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 and the accompanying unaudited consolidated balance sheet as of December 31, 2005 reflect the operations of the Parent and its subsidiaries and are referred to collectively as “the Company.” Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”) and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) are collectively referred to as “Jafra Mexico.”
     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to fairly state the Company’s consolidated financial statements as of March 31, 2006 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the operations of the Company.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard was effective for the Company beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) did not impact the Company at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 was applied for fiscal years ending after September 15, 2005. Adoption of this consensus did not have an impact on the Company’s disclosures.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. The adoption of SFAS No. 154 did not have a material effect on the consolidated financial statements.
(2) Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials and supplies	$12,610	$11,165
Finished goods	32,300	27,765

Total inventories	$44,910	$38,930

(3) Property and Equipment
     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land	$15,973	$16,193
Buildings	18,311	17,255
Machinery, equipment and other	45,039	56,982

	79,323	90,430
Less accumulated depreciation.	25,857	36,018

Property and equipment, net	$53,466	$54,412

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(4) Goodwill and Other Intangible Assets.
     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks decreased $987,000 to $42,450,000 at March 31, 2006 from $43,437,000 at December 31, 2005 as a result of foreign currency translation. The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

	United			Consolidated
Goodwill	States	Mexico	Europe	Total
Balance as of December 31, 2005	$32,188	$27,837	$4,769	$64,794
Translation effect	—	(612)	(105)	(717)

Balance as of March 31, 2006	$32,188	$27,225	$4,664	$64,077

(5) Income Taxes
     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rates to income before taxes for the three months ended March 31, 2006 primarily due to (i) state income taxes and other permanent differences in the Company’s U.S. subsidiary and (ii) permanent differences in the Company’s Mexican subsidiaries. The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rate to income before income taxes for the three months ended March 31, 2005 primarily due to (i) state income taxes and other permanent and temporary differences including foreign tax and research and development credits in the Company’s U.S. subsidiary and (ii) temporary and permanent differences in the Company’s Mexican subsidiaries.
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
     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At March 31, 2006, there were no borrowings under the Restated Credit Agreement.
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
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79,100,000. As a result of this redemption and the redemption of $500,000 of the 10 3/4% Notes during 2004, $130.0 million principal amount of the 10 3/4% Notes was outstanding at March 31, 2006 and December 31, 2005.
     In connection with the February 17, 2005 redemption, the Company paid $7,472,000 of premiums and wrote off approximately $2,281,000 of previously capitalized deferred financing fees. As a result, the Company recorded $9,753,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the three months ended March 31, 2005.
     As of March 31, 2006 and December 31, 2005, approximately $3,931,000 and $4,262,000, respectively of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2006, the Company and its subsidiaries were in compliance with all covenants.
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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The terms of the Indenture restrict the Company and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Company to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Company must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits (i) an aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Company to dividends necessary to fund specified costs and expenses, but permits the Company to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million. As a result of the Company’s cumulative net income under the Indenture and the Restated Credit Agreement, the Company could declare substantial dividends, which would decrease the Company’s liquidity.
(7) Restructuring Charges
     During the year ended December 31, 2004, the Company recorded a total of $5,017,000 of restructuring and impairment charges. Of these charges, $2,838,000 related primarily to the transfer in 2004 of substantially all of its skin and body care manufacturing operations to its facilities in Mexico from the United States. Additionally, during the year ended December 31, 2004, the Company recorded $2,179,000 of severance related charges related to the resignation of four members of management. The ending balance at March 31, 2006 represents severance related charges and is expected to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Opening balance	$459	$2,391
Payments against reserves	(191)	(454)

Ending balance	$268	$1,937

(8) Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$13,669	$(2,379)
Unrealized and deferred realized gain on derivatives	—	3
Reclassification of deferred realized loss to exchange loss	—	8
Reclassification of deferred realized loss to cost of sales	—	12
Foreign currency translation adjustments	(1,675)	541

Comprehensive income (loss)	$11,994	$(1,815)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(9) Financial Reporting for Business Segments
     Segment information has been prepared in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. SFAS No. 131 requires disclosure of certain information regarding operating segments, products and services, geographic areas of operations and major customers.
     The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company has three reportable business segments: Mexico, the United States, including the Dominican Republic, and Europe. Business results for subsidiaries in South America, Thailand and exploration of new markets are combined and included in the following table under the caption “All Others.”
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

		United States
		And the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
	(in thousands)
As of and for the three months ended March 31, 2006
Net sales	$90,868	$22,803	$7,434	$92	$—	$121,197
Income (loss) from operations	24,672	3,371	446	(370)	(3,361)	24,758
Depreciation	788	360	50	9	—	1,207
Capital expenditures	933	59	27	8	—	1,027
Segment assets	227,435	89,222	15,991	767	(860)	332,555
Goodwill	27,225	32,188	4,664	—	—	64,077

As of December 31, 2005
Segment assets	$210,868	$82,448	$15,009	$776	$(1,061)	$308,040
Assets from discontinued operations	—	—	—	60	—	60
Goodwill	27,837	32,188	4,769	—	—	64,794

For the three months ended March 31, 2005
Net sales	$66,568	$22,332	$7,728	$190	$—	$96,818
Income (loss) from operations	17,415	1,202	474	(92)	(3,942)	15,057
Depreciation	1,009	2,313	112	6	—	3,440
Capital expenditures	242	403	50	—	—	695

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Corporate, unallocated and other includes (in thousands):

	Three months ended March 31,
	2006	2005
Corporate expenses	$(3,291)	$(3,241)
Unusual charges(1)	(70)	(701)

Total corporate, unallocated and other	$(3,361)	$(3,942)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.
(10) Foreign Currency Option Contracts
     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency option contracts (“option contracts”). The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these call options would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate
     The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on option contracts put into place subsequent to that date were recorded directly as a component of exchange loss. Therefore, at December 31, 2005, the Company did not have any gains or losses deferred as a component of other comprehensive income.
     During the three months ended March 31, 2006 and 2005, the Company recognized gains of approximately $294,000 and losses of approximately $42,000 on option contracts, respectively, as a component of exchange loss on the accompanying consolidated statements of operations.
     The fair value of the option contracts was $1,449,000 and $2,944,000 at March 31, 2006 and December 31, 2005, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 678,000,000 and 828,000,000 in put and call positions at March 31, 2006 and December 31, 2005, respectively, and mature at various dates through May 31, 2007. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(11) Discontinued Operations and Ceased Operations
     During 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets in 2003. As of March 31, 2006, the liquidation of all of these markets was complete. The results of the operations of these markets have been classified as discontinued operations in all periods presented in the statements of operations prior to liquidation. The assets and liabilities from the discontinued operations prior to final liquidation have been segregated in the accompanying consolidated balance sheets.
     During the year ended December 31, 2005, the Company ceased direct selling operations in Argentina and during the year ended December 31, 2004, the Company ceased direct selling operations in Brazil. The Company continues to serve these markets through third party distributors.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$15,166	$9,479
Receivables, net	3,777	3,852
Inventories, net	9,914	9,398
Receivables from affiliates	9,094	8,251
Prepaid expenses and other current assets	3,316	2,344
Deferred income taxes	10,527	10,511

Total current assets	51,794	43,835

Property and equipment, net	16,851	17,118

Other assets:
Goodwill	36,852	36,957
Notes receivable from affiliates	13,821	13,338
Deferred financing fees, net	1,768	1,869
Employee supplemental savings plans and other assets	7,045	5,938

Total assets	$128,131	$119,055

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$1,966	$2,728
Accrued liabilities	20,587	22,124
Income taxes payable	4,798	2,472
Payables to affiliates	10,287	6,406

Total current liabilities	37,638	33,730

Long-term debt	52,000	52,000
Deferred income taxes	5,852	5,852
Employee supplemental savings plan and other long-term liabilities	7,165	5,917

Total liabilities	102,655	97,499

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	35,958	35,958
Retained deficit	(8,182)	(12,173)
Accumulated other comprehensive loss	(2,300)	(2,229)

Total stockholder’s equity	25,476	21,556

Total liabilities and stockholder’s equity	$128,131	$119,055

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales to third parties	$30,237	$30,060
Sales to affiliates	538	220

Net sales	30,775	30,280
Cost of sales	7,998	6,632

Gross profit	22,777	23,648
Selling, general and administrative expenses	23,567	25,741
Management fee income from affiliates	(1,773)	(1,596)
Royalty income from affiliates, net	(7,188)	(5,586)

Income from operations	8,171	5,089
Other income (expense):
Exchange gain (loss), net	128	(109)
Interest expense	(1,499)	(2,058)
Interest income	169	150
Loss on extinguishment of debt	—	(3,963)
Other expense	(106)	(1)
Other income	46	27

Income (loss) before income taxes	6,909	(865)
Income tax expense	2,918	1,489

Net income (loss)	$3,991	$(2,354)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$3,991	$(2,354)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	410	2,425
Provision for uncollectible accounts receivable	127	159
Amortization and write off of deferred financing fees	101	1,094
Unrealized foreign exchange loss	5	66
Deferred income taxes	(16)	1,832
Changes in operating assets and liabilities:
Receivables	(13)	344
Inventories	(462)	1,121
Prepaid expenses and other current assets	(944)	(231)
Receivables and payables from affiliates	2,963	(74)
Other assets	145	153
Accounts payable and accrued liabilities	(2,360)	(2,545)
Income taxes payable	2,318	(2,005)
Other long-term liabilities	1,146	433

Net cash provided by operating activities	7,411	418

Cash flows from investing activities:
Purchases of property and equipment	(86)	(453)
Other and investments related to employee supplemental savings plan	(1,149)	(515)

Net cash used in investing activities	(1,235)	(968)

Cash flows from financing activities:
Repayments of subordinated debt	—	(27,800)
Repayment of Vorwerk note	—	(20,000)
Borrowings under revolving credit facility	—	43,000
Repayments under revolving credit facility	—	(27,500)
(Advances to) repayments on notes from affiliates	(483)	1,489
Equity contribution from Parent	—	31,662

Net cash (used in) provided by financing activities	(483)	851
Effect of exchange rate changes on cash	(6)	85

Net increase in cash and cash equivalents	5,687	386
Cash and cash equivalents at beginning of period	9,479	5,748

Cash and cash equivalents at end of period	$15,166	$6,134

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
     The accompanying unaudited interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 and the accompanying unaudited consolidated balance sheet as of December 31, 2005 reflect the operations of Jafra Cosmetics International, Inc. and its subsidiaries (“JCI”).
     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state JCI’s consolidated financial statements as of March 31, 2006 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.
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
     New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the operations of JCI.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard was effective for JCI beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) did not impact JCI as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 was applied for fiscal years ending after September 15, 2005. The adoption of this consenus did not have a material impact on the disclosure of JCI’s segments.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
15, 2005. JCI has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. The adoption of SFAS No. 154 did not have a material effect on the consolidated financial statements.
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land	$6,188	$6,188
Buildings	8,477	7,200
Machinery, equipment and other	13,080	25,174

	27,745	38,562
Less accumulated depreciation	10,894	21,444

Property and equipment, net	$16,851	$17,118

(3) Goodwill and Other Intangible Assets
     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks decreased $35,000 to $249,000 at March 31, 2006 from $284,000 at December 31, 2005 as a result of foreign currency translation. The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2005	$32,188	$4,769	$36,957
Translation effect	—	(105)	(105)

Balance as of March 31, 2006	$32,188	$4,664	$36,852

(4) Income Taxes
     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to income (loss) before income taxes for the three months ended March 31, 2006 and 2005, principally as the result of state income tax and in the three months ended March 31, 2005, also certain permanent and temporary differences, including research and development credits and certain non-deductible expenses.
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
     On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At March 31, 2006, there were no borrowings under the Restated Credit Agreement.
     JCI is a direct wholly-owned subsidiary of the Parent and Jafra Distribution is an indirect wholly-owned subsidiary of the Parent. The Parent has fully and unconditionally guaranteed the obligations under the 10 3/4% Notes on a senior subordinated basis on the terms provided in the Indenture. Each Issuer has fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Each existing and subsequently acquired or organized U.S. subsidiary of JCI is required to fully and unconditionally guarantee the U.S. portion of 10 3/4% Notes jointly and severally, on a senior subordinated basis. Each acquired or organized Mexican subsidiary of Jafra Distribution is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. Jafra Cosmetics S.A. has also fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $27,800,000 of the original $80 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent of $31,662,000. As a result of this redemption and the redemption of $200,000 of the 10 3/4% Notes during 2004, $52.0 million principal amount of the 10 3/4% Notes was outstanding at March 31, 2006 and December 31, 2005.
     In connection with the February 17, 2005 redemption, JCI paid $2,989,000 of premiums and wrote off approximately $974,000 of previously capitalized deferred financing fees. As a result, JCI recorded $3,963,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the three months ended March 31, 2005.
     As of March 31, 2006 and December 31, 2005, approximately $1,768,000 and $1,869,000, respectively, of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2006, the Parent and its subsidiaries were in compliance with all covenants.
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
     The terms of the Indenture restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million. As a result of the Parent’s cumulative net income under the Indenture and the Restated Credit Agreement, the Parent could declare substantial dividends, which would decrease the Parent’s liquidity.
(6) Restructuring Charges
     During the year ended December 31, 2004, JCI recorded a total of $4,790,000 of restructuring and impairment charges. Of these charges, $2,611,000 related primarily to the transfer in 2004 of substantially all of its skin and body care manufacturing operations to the Parent’s facilities in Mexico from the United States. Additionally, during the year ended December 31, 2004, JCI recorded $2,179,000 of severance related charges related to the resignation of four members of management. The ending balance at March 31, 2006 represents severance related charges and is expected to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Opening balance	$459	$2,391
Payments against reserves	(191)	(454)

Ending balance	$268	$1,937

(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three months ended
	March 31,
	2006	2005
Net income (loss)	$3,991	$(2,354)
Foreign currency translation adjustments	(71)	166

Comprehensive income (loss)	$3,920	$(2,188)

(8) Related Party Transactions
     JCI distributes certain skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchases most skin, body care, color and fragrance products from Jafra Mexico totaling $5,064,000 and $3,619,000 for the three months ended March 31, 2006 and 2005, respectively.

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
     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $735,000 and $782,000 for the three months ended March 31, 2006 and 2005, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $7,923,000 and $6,368,000 for the three months ended March 31, 2006 and 2005, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.
     JCI has granted loans to certain affiliates at annual interest rates ranging from 3% to 5%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2005 and March 31, 2006 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations. Net interest income from affiliates was $96,000 and $123,000 for the three months ended March 31, 2006 and 2005, respectively, and was included in interest income on the accompanying consolidated statements of operations.
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

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
	Republic	Europe (1)	Others	and Other	Total
As of and for the three months ended March 31, 2006
Net sales	$22,803	$7,434	$—	$538	$30,775
Income from operations	3,171	446	—	4,554	8,171
Depreciation	360	50	—	—	410
Capital expenditures	59	27	—	—	86
Segment assets	89,222	15,991	3	22,915	128,131
Goodwill	32,188	4,664	—	—	36,852

As of December 31, 2005
Segment assets	$82,448	$15,009	$9	$21,589	$119,055
Goodwill	32,188	4,769	—	—	36,957

For the three months ended March 31, 2005
Net sales	$22,332	$7,728	$—	$220	$30,280
Income from operations	1,202	474	—	3,413	5,089
Depreciation	2,313	112	—	—	2,425
Capital expenditures	403	50	—	—	453

(1)	excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and affiliate of JCI
Corporate, unallocated and other includes (in thousands):

	Three months ended March 31,
	2006	2005
Corporate expenses	$(4,197)	$(3,544)
Transaction with affiliates	8,961	7,182
Unusual charges(1)	(210)	(225)

Total corporate, unallocated and other	$4,554	$3,413

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$12,018	$505
Receivables	288	366
Inventories, net	36,155	30,697
Receivables from affiliates	15,114	18,143
Prepaid income taxes	3,433	2,465
Prepaid expenses and other current assets	3,546	5,232
Deferred income taxes	—	1,109

Total current assets	70,554	58,517

Machinery and equipment, net	2,504	2,667

Other assets:
Trademarks	1,237	1,311
Deferred financing fees, net	2,163	2,393
Investment in preferred shares of affiliated company	129,843	132,763
Other	2,239	2,368

Total assets	$208,540	$200,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$18,523	$12,623
Accrued liabilities	3,565	1,794
Payables to affiliates	387	3,143
Deferred income taxes	1,156	—

Total current liabilities	23,631	17,560

Long-term debt	78,000	78,000
Deferred income taxes	4,356	5,412

Total liabilities	105,987	100,972

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2006 and 2005	5	5
Additional paid-in capital	47,490	47,490
Retained earnings	58,376	52,495
Accumulated other comprehensive loss	(3,318)	(943)

Total stockholders’ equity	102,553	99,047

Total liabilities and stockholders’ equity	$208,540	$200,019

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Third party net sales	$33	$—
Sales to affiliates	50,331	36,806

Net sales	50,364	36,806
Cost of sales	30,687	22,290

Gross profit	19,677	14,516
Selling, general and administrative expenses	463	697
Management fee expense to affiliate	484	398
Service fee expense to affiliate	7,020	6,703

Income from operations	11,710	6,718
Other expense:
Exchange loss, net	(1,436)	(517)
Interest expense	(2,378)	(3,088)
Interest income	54	21
Loss on extinquishment of debt	—	(5,790)
Other expense	—	3

Income (loss) before income taxes	7,950	(2,653)
Income tax expense (benefit)	2,069	(15)

Net income (loss)	$5,881	$(2,638)

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$5,881	$(2,638)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	245	186
Write off and amortization of deferred financing fees	181	1,477
Unrealized foreign exchange and derivative loss	1,793	375
Deferred income taxes	1,209	(341)
Changes in operating assets and liabilities:
Receivables	72	79
Inventories	(6,293)	(2,727)
Prepaid expenses and other current assets	529	73
Intercompany receivables and payables	(98)	138
Other assets	(43)	(17)
Accounts payable and accrued liabilities	9,280	(956)
Prepaid income taxes	(1,050)	325

Net cash provided by (used in) operating activities	11,706	(4,026)

Cash flows from investing activities:
Purchases of property and equipment	—	(80)

Net cash used in investing activities	—	(80)

Cash flows from financing activities:
Repurchase of subordinated debt	—	(41,700)
Repayments under revolving credit facility	—	(2,000)
Contribution from shareholders	—	47,490

Net cash provided by financing activities	—	3,790
Effect of exchange rate changes on cash	(193)	254

Net increase (decrease) in cash	11,513	(62)
Cash at beginning of period	505	83

Cash and cash equivalents at end of period	$12,018	$21

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
(1) Basis of Presentation
     Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States in February 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A., a Luxembourg société anonyme (“Jafra S.A.”). Vorwerk & Co. eins GmbH (“Vorwerk”) owns substantially all of the issued and outstanding capital stock of Jafra S.A. Vorwerk is an indirect wholly-owned subsidiary of Vorwerk & Co. KG, a family-owned company based in Wuppertal, Germany.
     The accompanying unaudited interim financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 and the accompanying unaudited balance sheet as of December 31, 2005 reflect the operations of Jafra Distribution. The unaudited interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state Jafra Distribution’s financial statements as of March 31, 2006 and for the interim periods presented.
     The functional currency for Jafra Distribution is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.
     New Accounting Standards. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the operations of Jafra Distribution.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard was effective for Jafra Distribution beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) did not impact Jafra Distribution at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Jafra Distribution has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. The adoption of SFAS No. 154 did not have a material effect on the financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
(2) Inventories
     Inventories consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Raw materials and supplies	$12,764	$11,061
Finished goods	23,391	19,636

Total inventories	$36,155	$30,697

(3) Machinery and Equipment
     Machinery and equipment consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Machinery, equipment and other	$3,348	$3,454
Less accumulated depreciation	844	787

Machinery and equipment, net	$2,504	$2,667

(4) Investment in Affiliated Company
     On May 20, 2003, Jafra Distribution subscribed for and purchased a total of 13,642 shares of Series C preferred stock of Jafra Cosmetics S.A. de C.V. (“Jafra Cosmetics S.A.”) for $10,000 per share, for a total purchase price of $136,420,000. Jafra Distribution has recorded the total investment, less the effects of foreign currency translation, as an investment in affiliated company on the accompanying balance sheets. Except for the effect of translation, which reduced the investment by approximately $6,577,000 as of March 31, 2006, Jafra Distribution carries the investment on its balance sheet at cost.
(5) Income Taxes
     During the three months ended March 31, 2006 and March 31, 2005, the income tax differed from the statutory income tax rate as a result of certain permanent differences.
(6) Debt
     On May 20, 2003, Jafra Distribution and Cosmetics International, Inc. (“JCI”) (collectively, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually
     On August 16, 2004, the Issuers entered into the Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At March 31, 2006, there were no borrowings under the Restated Credit Agreement.

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
     The 10 3/4% Notes are unsecured and are generally not redeemable for four years from their issue date of May 20, 2003. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, Jafra Distribution redeemed $41,700,000 of the 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent. As a result of this redemption and the redemption of $300,000 of the 10 3/4% Notes during 2004, $78.0 million principal amount of the 10 3/4% Notes was outstanding at March 31, 2006.
     In connection with the February 17, 2005 redemption, Jafra Distribution paid $4,483,000 of premiums and wrote off approximately $1,307,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded a $5,790,000 loss on extinguishment of debt in the accompanying statements of operations during the three months ended March 31, 2005.
     As of March 31, 2006 and December 31, 2005, approximately $2,163,000 and $2,393,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2006, the Parent and its subsidiaries were in compliance with all covenants.
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

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
     The terms of the Indenture restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million. As a result of the Parent’s cumulative net income under the Indenture and the Restated Credit Agreement, the Parent could declare substantial dividends, which would decrease the Parent’s liquidity.
     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At March 31, 2006 and December 31, 2005, approximately $2,239,000 and $2,368,000, respectively, were classified as non-current assets and the remaining unamortized amount was classified as current assets on the accompanying balance sheets.
(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income (loss)	$5,881	$(2,638)
Foreign currency translation adjustments	(2,375)	99

Comprehensive income (loss)	$3,506	$(2,539)

(8) Related Party Transactions
     Jafra Distribution sells skin, body care products, color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $5,064,000 and $3,644,000 for the three months ended March 31, 2006 and 2005, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchases certain skin and body care products from an affiliate. Purchases were $538,000 and $220,000 for the three months ended March 31, 2006 and 2005, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A., at a markup. Sales to Jafra Cosmetics S.A. were $40,203,000 and $33,162,000 for the three months ended March 31, 2006 and 2005, respectively.
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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	March 31,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$12,559	$14,400
Receivables, net	38,931	39,035
Receivables from affiliates	3,354	4,579
Current deferred income taxes	9,744	3,658
Prepaid expenses and other current assets	1,362	1,475

Total current assets	65,950	63,147

Property and equipment, net	34,040	34,564

Other assets:
Goodwill	27,225	27,837
Trademarks	42,351	43,303
Other	1,423	1,535

Total assets	$170,989	$170,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,897	$3,595
Accrued liabilities	32,258	33,342
Income taxes payable	6,201	1,797
Payables to affiliates	15,226	19,839
Other current liabilities	306	328

Total current liabilities	57,888	58,901
Deferred income taxes	9,904	10,201
Other long-term liabilities	2,239	2,368

Total liabilities	70,031	71,470

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2006 and 2005	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	54,437	50,087
Accumulated other comprehensive loss	(7,813)	(5,505)

Total stockholders’ equity	100,958	98,916

Total liabilities and stockholders’ equity	$170,989	$170,386

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$90,835	$66,567
Cost of sales	38,119	28,492

Gross profit	52,716	38,075
Selling, general and administrative expenses	46,151	34,093
Management fee expense to affiliates	1,289	1,198
Service fee income from affiliate	(7,020)	(6,703)
Royalty expense to affiliates, net	7,188	5,586

Income from operations	5,108	3,901
Other income (expense):
Exchange gain (loss), net	231	(158)
Interest expense	—	(31)
Interest income	192	55
Other expense	(105)	(112)

Income before income taxes	5,426	3,655
Income tax expense	1,076	526

Net income	$4,350	$3,129

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,350	$3,129
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	590	823
Provision for uncollectible accounts receivable	1,822	1,413
Unrealized foreign exchange and derivative (gain) loss	(239)	71
Deferred income taxes	(6,383)	1,410
Changes in operating assets and liabilities:
Receivables	(2,605)	1,427
Inventories	—	693
Prepaid expenses and other current assets	(259)	(408)
Intercompany receivables and payables	(3,124)	(2,708)
Other assets	80	(14)
Accounts payable and accrued liabilities and value added taxes	614	29
Income taxes payable	4,567	(4,402)

Net cash (used in) provided by operating activities	(587)	1,463

Cash flows from investing activities:
Purchases of property and equipment	(933)	(162)

Net cash used in investing activities	(933)	(162)

Effect of exchange rate changes on cash	(321)	17

Net (decrease ) increase in cash and cash equivalents	(1,841)	1,318
Cash and cash equivalents at beginning of period	14,400	4,153

Cash and cash equivalents at end of period	$12,559	$5,471

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
     The accompanying unaudited interim consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 and the accompanying unaudited balance sheet as of December 31, 2005 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”) The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state Jafra Cosmetics S.A.’s consolidated financial statements as of March 31, 2006 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.
     The functional currency for Jafra Cosmetics S.A. is the Mexican peso. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive loss.
     New Accounting Standards. In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard was effective for the Jafra Cosmetics S.A. beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) did not impact Jafra Cosmetics S.A. at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Jafra Cosmetics S.A. has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. The adoption of SFAS No. 154 did not have a material effect on the consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	March 31,	December 31,
	2006	2005
Land	$9,785	$10,004
Buildings	9,833	10,056
Machinery, equipment and other	28,430	28,120

	48,048	48,180
Less accumulated depreciation	14,008	13,616

Property and equipment, net	$34,040	$34,564

(3) Goodwill and Other Intangible Assets.
     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. Except for translation adjustments, there were no changes in the carrying amount of trademarks and goodwill during the three months ended March 31, 2006 and the year ended December 31, 2005. The carrying value of trademarks was $42,351,000 and $43,303,000 as of March 31, 2006 and December 31, 2005, respectively. Goodwill was $27,225,000 and $27,837,000 at March 31, 2006 and December 31, 2005, respectively.
(4) Income Taxes
     The actual income tax rate of Jafra Cosmetics S.A. for the three months ended March 31, 2006 and 2005 differs from the “expected” tax rate, computed by applying the Mexico federal corporate rate to income before income taxes due to certain permanent differences.
(5) Debt
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
     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At March 31, 2006 and December 31, 2005, approximately $2,239,000 and $2,368,000, respectively,

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
was classified as a non-current liability and the remaining unamortized amount was classified as a current liability on the accompanying consolidated balance sheets.
(6) Comprehensive Income
     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$4,350	$3,129
Unrealized and deferred realized gain on derivatives	—	3
Reclassification of deferred realized loss to exchange gain (loss)	—	8
Reclassification of deferred realized loss to cost of sales	—	12
Foreign currency translation adjustments	(2,308)	(151)

Comprehensive income	$2,042	$3,001

(7) Related Party Transactions
     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $40,203,000 and $33,162,000 for the three months ended March 31, 2006 and 2005 respectively.
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
     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $735,000 and $782,000 for the three months ended March 31, 2006 and 2005, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of income.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $7,923,000 and $6,368,000 for the three months ended March 31, 2006 and 2005, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s third party sales.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(8) Foreign Currency Forward and Option Contracts
     Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency option contracts (“option contracts”). The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. Jafra Cosmetics S.A. purchased exchange rate put options, which gives Jafra Cosmetics S.A. the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, Jafra Cosmetics S.A. sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from Jafra Cosmetics S.A. at a specified strike rate. The effect of these call options would be to limit the benefit Jafra Cosmetics S.A. would otherwise derive from the strengthening of the Mexican peso beyond the strike rate
     Jafra Cosmetics S.A. ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on option contracts put into place subsequent to that date were recorded directly as a component of exchange gain (loss). Therefore, at December 31, 2005, Jafra Cosmetics S.A. did not have any gains or losses deferred as a component of other comprehensive income.
     During the three months ended March 31, 2006 and 2005, Jafra Cosmetics S.A. recognized gains of approximately $294,000 and losses of approximately $42,000 on option contracts, respectively, as a component of exchange loss on the accompanying consolidated statements of income.
     The fair value of the option contracts was $1,449,000 and $2,944,000 at March 31, 2006 and December 31, 2005, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 678,000,000 and 828,000,000 in put and call positions at March 31, 2006 and December 31, 2005, respectively, and mature at various dates through May 31, 2007. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

ITEM 1A. RISK FACTORS
     There have been no material changes in the risk factors provided in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 31, 2006.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion of the consolidated results of operations, financial condition and liquidity of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent” or the “Company”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2005 included in the Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for future periods.
Foreign Operations
     Net sales outside of the United States constituted approximately 82% and 78% of the Company’s total net sales for the three months ended March 31, 2006 and 2005, respectively. In addition, as of March 31, 2006 non-U.S. subsidiaries comprised approximately 74% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to reduce the risk of a devaluation of the Mexican peso, however, a devaluation of the Mexican peso could have a negative impact on the Company’s results.
     The Company’s subsidiaries in Mexico generated approximately 75% of the Company’s net sales compared to 69% for the three month period ending March 31, 2005, substantially all of which were denominated in Mexican pesos. During the first three months of 2006, the Mexico peso devalued compared to the U.S. dollar which resulted in exchange losses on the remeasurement of U.S. dollar-denominated debt. Jafra Distribution had $78.0 million of outstanding U.S. dollar denominated debt at March 31, 2006.
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
     As a group doing approximately 82% of its business in international markets during the first three months of 2006, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to purchase agreements, licensing agreements or other arrangements. Regulations in the United States, Mexico and in other foreign markets may result in monitoring of the Company’s corporate structure and how it affects intercompany fund transfers.
Information Concerning Forward-Looking Statements
     Certain of the statements contained in this report are forward-looking statements made based on our expectations or beliefs concerning future developments and their potential effects. There can be no assurance that future developments will be in accordance with our expectations or that the effect of future developments on us will be those we anticipated. The factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

     While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with preparation of management’s discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, we do not intend to review or revise any particular forward-looking statement referenced in this report in light of future events.
Results of Operations
     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended March 31,
	2006		2005
Net sales	$121.2	100.0%	$96.8	100.0%
Cost of sales	27.9	23.1	21.5	22.2

Gross profit	93.3	76.9	75.3	77.8
Selling, general and administrative expenses	68.5	56.5	60.2	62.2

Income from operations	24.8	20.4	15.1	15.6
Exchange loss, net	(0.1)	(0.1)	(0.5)	(0.5)
Interest expense	(3.9)	(3.2)	(5.2)	(5.4)
Interest income	0.3	0.2	0.1	0.1
Loss on extinguishment of debt	—	—	(9.8)	(10.1)
Other expense	(1.4)	(1.0)	(0.1)	(0.1)
Other income	0.1	0.0	—	—

Income (loss) before income taxes	19.8	16.3	(0.4)	(0.4)
Income tax expense	6.1	5.0	2.0	2.1

Income (loss) from continuing operations	13.7	11.3	(2.4)	(2.5)
Loss on discontinued operations, net of income tax expense of $0	—	—	—	—

Net income (loss)	$13.7	11.3%	$(2.4)	(2.5)%

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Three Months Ended March 31, 2006
Net sales	$90.9	$22.8	$7.4	$0.1	$—	$121.2
Cost of sales	21.8	5.6	1.3	0.1	(0.9)	27.9

Gross profit	69.1	17.2	6.1	—	0.9	93.3
Selling, general and administrative expenses	44.2	14.1	5.7	0.4	4.1	68.5

Income (loss) from operations	$24.9	$3.1	$0.4	$(0.4)	$(3.2)	$24.8

Three Months Ended March 31, 2005
Net sales	$66.6	$22.3	$7.7	$0.2	$—	$96.8
Cost of sales	15.9	4.7	1.2	0.1	(0.4)	21.5

Gross profit	50.7	17.6	6.5	0.1	0.4	75.3
Selling, general and administrative expenses	33.3	16.4	6.0	0.2	4.3	60.2

Income (loss) from operations	$17.4	$1.2	$0.5	$(0.1)	$(3.9)	$15.1

     Net sales. Net sales in the first quarter of 2006 increased to $121.2 million from $96.8 million in the first quarter of 2005, an increase of $24.4 million, or 25.2%. The increase in net sales was primarily caused by an increase in the average number of consultants and an increase in consultant productivity. The Company’s average number of consultants in the first quarter of 2006 increased to approximately 480,000, or 12.7% over the average number of consultants in the first quarter of 2005 due to an increase in the number of consultants in the Company’s Mexico subsidiary. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Total Company consultant productivity measured in U.S. dollars in the first quarter of 2006 increased 11.1% compared to the first quarter of 2005. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period. Quarterly productivity may increase or decrease significantly due to changes in the nature and timing of certain promotions from one year to another.
     In Mexico, net sales in the first quarter of 2006 increased to $90.9 million from $66.6 million in the first quarter of 2005, an increase of $24.3 million, or 36.5%. Net sales in Mexico measured in local currency increased by 28.9% in the first quarter of 2006 over the comparable 2005 period. The period-over-period net sales increase was due primarily to an increase in the average number of consultants in combination with an increase in consultant productivity. The increase in consultant productivity was primarily related to the timing of the Easter holiday. Unlike 2005, the Easter holiday season did not fall in the first quarter of 2006, so there were more selling days in the first quarter of 2006 compared to 2005. The average number of consultants during the first quarter of 2006 was 399,000 compared to 335,000 during the first quarter of 2005, an increase of 19.1%. The increase in the number of consultants was primarily due to more consultants at the beginning of 2006 over the comparable prior year.
     In the United States, including the Dominican Republic, net sales in the first quarter of 2006 increased to $22.8 million compared to $22.3 million in the first quarter of 2005, an increase of $0.5 million, or 2.2%. Operations in the United States (inclusive of the Dominican Republic) are bifurcated into two separate units: the Hispanic Group, which includes the Hispanic Division and the Dominican Republic and represents approximately two-thirds of the United States segment and the U.S. Division. In the United States, the increase in net sales was primarily the result of an increase in Hispanic Group net sales.
     Net sales in the Hispanic Group (including the Dominican Republic) increased to $16.6 million in the first quarter of 2006 compared to $16.0 million in the first quarter of 2005, an increase of $0.6 million, or 3.8%. The net sales increase in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to an increase in consultant productivity partially offset by a decrease in the average number of consultants. Consultant productivity increased 11.2% during the first quarter of 2006 compared first quarter of 2005. The average number of consultants in the Hispanic Group during the first quarter of 2005 was approximately 45,000 compared to 48,000 in the comparable prior year period, a decrease of 6.3% as a result of fewer consultants at the beginning of 2006 compared to 2005. This has been partially offset by increased sponsoring of new consultants and lower consultant attrition during the first quarter of 2006 compared to the first quarter of 2005.
     Net sales in the U.S. Division decreased 1.6% to approximately $6.2 million in the first quarter of 2006 compared to $6.3 million in the first quarter of 2005 as a result of a decrease in the average number of consultants. During the first quarter of 2006, the U.S. Division had an average of 20,000 consultants compared to 24,000 in the first quarter of 2005, a decrease of approximately 4,000 consultants, or 16.7%. The decrease in the number of consultants was the result of a fewer consultants at the beginning of 2006 compared to the beginning of 2005. This was partially offset by better sponsoring of new consultants. The U.S. Division has a renewed focus on sponsoring new consultants in order to increase the number of consultants.
     In Europe, net sales decreased to $7.4 million in the first quarter of 2006 compared to $7.7 million in the first quarter of 2005, a decrease of $0.3 million, or 3.9%. In local currencies, net sales increased 4.9% in the first quarter of 2006 compared to the first quarter of 2005. The increase in net sales measuring in local currencies was driven primarily by increases in the Company’s subsidiaries in Italy and Switzerland. The increase in net sales in Italy was primarily the result of an increase in the average number of consultants during the first quarter of 2006 compared to the first quarter of 2005. The increase in net sales in Switzerland was the result of more consultants at the beginning of 2006 compared to the beginning of 2005 and an increase in consultant productivity. The average number of consultants in Europe was approximately 17,000, a decrease of 9.6% over the comparable prior year period.
     Gross profit. Consolidated gross profit in the first quarter of 2006 increased to $93.3 million from $75.3 million in the comparable prior year period, an increase of $18.0 million, or 23.9%. Gross profit as a percentage of net sales (gross margin) decreased to 76.9% in the first quarter of 2006 from 77.8% in the first quarter of 2005. The decrease in gross margin in the first quarter of 2006 was primarily a result of decreased margins in the United States and Europe, partially offset by favorable manufacturing and other direct cost variances in the Company’s manufacturing operations.
     In Mexico, gross margin in the first quarter of 2006 decreased nominally to 76.0% from 76.1% in the first quarter of 2005.
     In the United States, gross margin in the first quarter of 2006 decreased to 75.4% compared to 78.9% in the first quarter of 2005 as result of lower margins on regular line and promotional items and greater charges to reserves for slow moving and obsolete inventory in the Dominican Republic in the first quarter of 2006.
     In Europe, gross margin in the first quarter of 2006 decreased to 82.4% compared to 84.4% in the first quarter of 2005 primarily as a result of lower margins in all of the European entities.
     Selling, general and administrative expenses. SG&A expenses in the first quarter of 2006 increased to $68.5 million from $60.2 million in the first quarter of 2005, an increase of $8.3 million or 13.8%. SG&A expenses as a percentage of net sales decreased to 56.5% in the first quarter of 2006 compared to 62.2% in the first quarter of 2005, due to decreased SG&A expenses, as a percentage of net sales, at the Company’s Mexican, European and U.S. subsidiaries.
     In Mexico, SG&A expenses in the first quarter of 2006 increased by $10.9 million, or 32.7%, to $44.2 million compared to $33.3 million in the first quarter of 2005 as a result of increased variable expenses in line with the increase in net sales. SG&A expenses decreased as a percentage of net sales to 48.6% in the first quarter of 2006 compared to 50.0% in the first quarter of 2005. The decrease in SG&A expenses as a percentage of net sales was primarily due to the favorable impact of increased sales on fixed costs.
     In the United States, SG&A expenses in the first quarter of 2006 decreased by $2.3 million, or 14.0%, to $14.1 million from $16.4 million in the first quarter of 2005. SG&A expenses as a percentage of net sales were 61.8% in the first quarter of 2006 compared to 73.5% in the first quarter of 2005. The decrease in SG&A expenses as a percentage of net sales and in total was primarily attributable to decreased depreciation expense. In 2005, the Company shortened the useful life of the Company’s United States commercial software and therefore the software was fully depreciated by the end of 2005. Also, the Company had savings related to unfilled employment positions in information technology.
     In Europe, SG&A expenses in the first quarter of 2006 decreased by $0.3 million, or 5.0% to $5.7 million from $6.0 million in the first quarter of 2005. SG&A expenses as a percentage of net sales in Europe decreased to 77.0% in the first quarter of 2006 from 77.9% in the first quarter of 2005 as a result of savings in period operating expenses resulting from cost containment in Germany and Switzerland.
     SG&A expenses in the Company’s other markets in the first quarter of 2006 increased by $0.2 million, to $0.4 million compared to $0.2 million during the first quarter of 2005.
     SG&A expenses in “Corporate, Unallocated and Other” decreased to $4.1 million during the first quarter of 2006 compared to $4.3 million in the first quarter of 2005, a decrease of $0.2 million, or 4.7%.
     Exchange loss. The Company’s foreign exchange loss was $0.1 million during the first quarter of 2006 compared to $0.5 million during the first quarter of 2005, a favorable change of $0.4 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt at Jafra Distribution and gains and losses arising from other foreign currency-denominated transactions, including remeasurement of U.S. dollar-denominated intercompany accounts.

During the first quarter of 2006, the Company recognized $1.8 million of losses related to the remeasurement of U.S. dollar-denominated debt, $0.3 million of gains on option contracts and $1.4 million of gains on other foreign currency transactions. During the first quarter of 2005, the Company recognized $0.2 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt, $0.1 million of losses on option contracts and $0.2 million of losses on other foreign currency transactions.
     Interest expense, net of interest income. Net interest expense (including interest income) in the first quarter of 2006 decreased to $3.6 million from $5.1 million in the first quarter of 2005, a decrease of $1.5 million. The decrease in net interest expense was primarily due to the repayment of all borrowings under the Restated Credit Agreement and the repurchase of $69.5 million principal of 10 3/4% Notes during the first quarter of 2005.
     Loss on extinguishment of debt. During the first quarter of 2005, the Company repurchased $69.5 million of the outstanding 10 3/4% Notes. In connection with the redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million or previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt during the first quarter of 2005.
     Other Expense, net. During the first quarter of 2006, the Company recorded $1.3 million of other expense, net compared to $0.1 million in the first quarter of 2005. Other expense during the first quarter of 2006 primarily relates to the reclassification $1.3 million of accumulated other comprehensive loss to other expense.
     Income tax expense. Income tax expense was $6.1 million during the first quarter of 2006 compared to $2.0 million during the first quarter of 2005. During the first quarter of 2006, the effective tax rate was 30.8% as a result of the lower effective tax rate in the Company’s Mexico subsidiaries due to a lower Mexico statutory rate and certain permanent differences. The effective rate in the Company’s U.S. subsidiary was greater than the statutory rate because of state taxes and certain permanent differences. During the first quarter of 2005, the Company had pretax losses and an income tax expense in its U.S. subsidiary. The effective rate in the U.S. subsidiary was greater than the statutory rate because of reversal of certain tax credits. In the Company’s Mexican subsidiaries, the income tax rate was lower than the effective tax rate because of certain permanent and temporary differences during the first quarter of 2005.
     Loss on discontinued operations. During 2003 the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. Prior to final liquidation of these markets in 2006, the results were included in the statements of operations as losses on discontinued operations. Losses on discontinued operations were nominal during the first quarter of 2005.
     Net income (loss). Net income was $13.7 million in the first quarter of 2006 compared to a net loss of $2.4 million in the first quarter of 2005, a favorable change of $16.1 million. The favorable change was the result of a $18.0 million increase in gross profit, a $0.4 favorable change in exchange loss, a $1.5 million decrease in net interest expense and the absence of $9.8 million loss on extinguishment of debt, partially offset by a $8.3 million increase in selling, general and administrative expenses, a $1.2 million increase in other expense and a $4.1 million unfavorable change in income tax expense.

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
     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At March 31, 2006, there were no borrowings under the Restated Credit Agreement.
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
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69.5 million of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79.1 million. As a result of this redemption and the redemption of $0.5 million of the 10 3/4% Notes during 2004, $130.0 million principal amount of the 10 3/4% Notes was outstanding at March 31, 2006 and December 31, 2005.
     In connection with the February 17, 2005 redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt in the accompanying consolidated statements of operations during the three months ended March 31, 2005.

     As of March 31, 2006 and December 31, 2005, approximately $3.9 million and $4.3 million respectively of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of March 31, 2006, the Company and its subsidiaries were in compliance with all covenants.
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
     The terms of the Indenture restrict the Company and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Company to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Company must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits (i) an aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Company to dividends necessary to fund specified costs and expenses, but permits the Company to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million. As a result of the Company’s cumulative net income under the Indenture and the Restated Credit Agreement, the Company could declare substantial dividends, which would decrease the Company’s liquidity.
     The Company believes that its existing cash, cash flow from operations and availability under the Restated Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next year.

Cash Flows
     Net cash provided by operating activities was $18.1 million for the three months ended March 31, 2006 compared to $0.1 million for the three months ended March 31, 2005, an increase of $18.0 million. Net cash provided by operating activities for the three months ended March 31, 2006 consisted of $13.7 million of net income adjusted for depreciation of $1.2 million, provision for uncollectible accounts receivable of $1.9 million, unrealized foreign exchange losses of $1.8 million and $5.2 million use of deferred income taxes. This was partially offset by $4.5 million of uses in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities were a $2.5 million increase in accounts receivable, a $6.8 million increase in inventories, a $1.0 million increase in prepaid expenses, a $7.6 million increase in accounts payable and accrued liabilities and a $5.8 million increase in income taxes. The significant elements of net cash used in changes in operating assets and liabilities during the three months ended March 31, 2005 were an increase of $3.4 million in accounts payable and accrued liabilities and a $4.7 increase in prepaid income taxes.
     Net cash used in investing activities was $2.2 million for the three months ended March 31, 2006 compared to $1.2 million for the three months ended March 31, 2005 primarily related to the purchase of property and equipment and investments related to the supplemental savings plan in the Company’s U.S. subsidiary.
     There were no financing activities during the three months ended March 31, 2006 compared to net cash provided in financing activities of $3.1 million for the three months ended March 31, 2005. Net cash provided by financing activities for the three months ended March 31, 2005 included a $79.1 million equity contribution from the shareholder, Jafra S.A., and net borrowings under the Restated Credit Agreement of $13.5 million, partially offset by $69.5 million of repurchase of subordinated debt and $20.0 million repayment of the Vorwerk note.
     The effect of exchange changes on cash was $0.6 million during the three months ended March 31, 2006.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 42, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the operations of the Company.
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard was effective for the Company beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) did not impact the Company at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 was applied for fiscal years ending after September 15, 2005. Adoption of this consensus did not have an impact on the Company’s disclosures.
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,”

provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.
     In May 2005, the FASB issued SFAS No. 154, which changes the requirements for the accounting and reporting of a change in accounting principle. SFAS No. 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. SFAS No. 154 is effective for accounting changes and correction of errors made on or after January 1, 2006 with early adoption permitted. The adoption of SFAS No. 154 did not have a material effect on the consolidated financial statements.
Business Trends and Initiatives
     The Company’s Mexico subsidiary has reported net sales growth during the first quarter of 2006 and during the last several years as a result of increases in the consultant base. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 75% of total net sales for the three months ended March 31, 2006 and 71% of total net sales for the year ended December 31, 2005. The Company’s Mexico subsidiary continues to focus on recruiting new consultants and retaining new consultants.
     In the United States, the Company has renewed its focus on recruiting new consultants. Although recruiting has been an important part of the U.S. strategy, the U.S. has changed its focus to recruit and sponsor all potential consultants instead of focusing on potential career consultants. Although the net sales increase for the three months ended March 31, 2006 was due to increased productivity, the number of sponsored consultants during the first three months of 2006 was better than the number sponsored during the first three months of 2005.
     Net sales in Europe have decreased in the first quarter of 2006 compared to the first quarter of 2005, primarily as result of less favorable exchange rates compared to the U.S. dollar. The programs in Germany, Austria and Netherlands were changed during the second quarter of 2005 to focus on recruiting and long term growth. Implementation of this new program has taken longer than expected.
     The Company continues to evaluate expansion into several new foreign markets and expects to incur S, G & A expenses of at least $2.2 million related to such efforts in 2006, inclusive of $0.3 million in the three months ended March 31, 2006. The Company continues to serve Brazil and other markets through distributorship agreements with third party distributors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2005. No significant changes have occurred during the first three months of 2006 in relation to the interest rate risk or the Company’s credit standing.
Foreign Currency Risk
     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiaries and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. However, 82% of the Company’s revenue for first three months of 2006 was generated in countries with a functional currency other than the U.S. dollar, and 75% of the Company’s revenue for the first three months of 2006 was denominated in Mexican pesos. As a result, the Company’s earnings and cash flows for the three months ended March 31, 2006 were exposed to fluctuations in foreign currency exchange rates.
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
     The Company uses foreign currency option contracts to hedge against the adverse effects that exchange rate fluctuations may have on the earnings of its foreign subsidiaries. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 678,000,000 and 828,000,000 in put and call positions at March 31, 2006 and December 31, 2005, respectively. The outstanding foreign currency option contracts outstanding at March 31, 2006 mature at various dates through May 31, 2007. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of March 31, 2006 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At March 31, 2006:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	176,000	11.87-12.87	$(315)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(195)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(144)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(106)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(12)	Apr.-June 2007

	678,000		$(772)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	176,000	10.78-11.65	$(240)	Apr.-June 2006
Mexican peso	162,000	10.47-11.48	(255)	July-Sept. 2006
Mexican peso	187,000	10.56-11.54	(60)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(119)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(3)	Apr.-June 2007

	678,000		$(677)

     The following table provides information about the details of the Company’s option contracts as of December 31, 2005 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $1,449,000 and $2,944,000 at March 31, 2006 and December 31, 2005, respectively, represents the carrying value and was recorded in accrued liabilities in the consolidated balance sheets.

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
     There has been no change in the Company’s internal controls or procedures during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     See discussion under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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

/s/ ENRIQUE MARCO

Enrique Marco
Chief Financial Officer (Principal Financial Accounting Officer)

/s/ STACY WOLF

Stacy Wolf
Corporate Controller (Principal Accounting Officer)

Date May 15, 2006