Form 10-Q
period 2006-06-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2006-08-14
CIK 1248305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
370, Route de Longwy
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
     At August 10, 2006, there were 316,420 shares of Common stock, par value $100 per share, outstanding.

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L. AND SUBSIDIARIES
Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Six Months Ended June 30, 2006

* Jafra Worldwide Holdings (Lux) S.àr.l. (the “Parent”) is the parent company of Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”), which severally issued an original amount of $120 million and $80 million, respectively, of 10 3/4% Subordinated Notes of which $78 million and $52 million, respectively, are currently outstanding, (the “10 3/4% Notes”). The Parent has fully and unconditionally guaranteed the 10 3/4% Notes on a senior subordinated basis and is a “voluntary filer” of reports under the Securities Exchange Act of 1934 pursuant to a covenant under the indenture relating to the 10 3/4% Notes. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International, S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”), indirect subsidiaries of the Parent, have fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in addition to its own financial statements, in its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$39,018	$24,819
Receivables, net	48,203	43,398
Inventories, net	48,772	38,930
Prepaid income taxes	4,301	2,590
Prepaid expenses and other current assets	8,397	8,931
Deferred income taxes	22,896	15,278
Assets from discontinued operations	—	27

Total current assets	171,587	133,973

Property and equipment, net	50,107	54,412

Other assets:
Goodwill	62,690	64,794
Trademarks	40,759	43,437
Deferred financing fees, employee supplemental savings plan and other assets	9,830	11,451
Noncurrent assets from discontinued operations	—	33

Total assets	$334,973	$308,100

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	20,106	$18,839
Accrued liabilities	55,000	58,432
Income taxes payable	14,689	4,269
Deferred income taxes	952	—
Liabilites from discontinued operations	—	40

Total current liabilities	90,747	81,580

Long-term debt	130,000	130,000
Deferred income taxes	19,151	21,072
Employee supplemental savings plan and other long-term liabilities	5,431	5,917

Total liabilities	245,329	238,569

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, par value $100; 316,420 shares authorized, issued and outstanding in 2006 and 2005	31,642	31,642
Additional paid-in capital	51,769	51,769
Retained earnings (deficit)	16,651	(8,390)
Accumulated other comprehensive loss	(10,418)	(5,490)

Total stockholder’s equity	89,644	69,531

Total liabilities and stockholder’s equity	$334,973	$308,100

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$114,669	$102,291	$235,866	$199,109
Cost of sales	23,572	21,955	51,428	43,520

Gross profit	91,097	80,336	184,438	155,589
Selling, general and administrative expenses	67,701	60,771	136,282	120,968

Income from operations	23,396	19,565	48,156	34,621
Other income (expense):
Exchange (loss) gain, net	(2,260)	2,571	(2,370)	2,078
Interest expense	(4,003)	(4,619)	(7,888)	(9,821)
Interest income	381	53	696	164
Loss on extinguishment of debt	—	—	—	(9,753)
Other expense	(299)	(97)	(1,670)	(214)
Other income	—	55	55	84

Income before income taxes	17,215	17,528	36,979	17,159
Income tax expense	5,846	4,820	11,938	6,821

Income from continuing operations	11,369	12,708	25,041	10,338
Loss on discontinued operations, net of income tax expense of $0.0 million in 2005	—	(7)	—	(17)

Net income	$11,369	$12,701	$25,041	$10,321

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$25,041	$10,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,403	6,705
Amortization and write off of deferred financing fees	555	2,737
Provision for uncollectible accounts receivable	6,204	4,043
Unrealized foreign exchange and derivative losses (gains)	2,491	(2,456)
Deferred income taxes	(8,637)	(1,589)
Changes in operating assets and liabilities:
Receivables	(13,582)	(424)
Inventories	(11,901)	(2,019)
Prepaid expenses and other current assets	(807)	(303)
Other assets	327	304
Accounts payable and accrued liabilities	4,312	(6,682)
Income taxes payable/prepaid	8,961	(1,621)
Other long-term liabilities	(609)	177
Net operating activities of discontinued operations	20	18

Net cash provided by operating activities	14,778	9,211

Cash flows from investing activities:
Purchases of property and equipment	(572)	(956)
Other and investments related to employee supplemental savings plan	606	(421)

Net cash provided by (used in) investing activities	34	(1,377)

Cash flows from financing activities:
Repurchase of subordinated debt	—	(69,500)
Borrowings under revolving credit facility	—	46,000
Repayments under revolving credit facility	—	(44,000)
Repayment of Vorwerk note	—	(20,000)
Equity contribution from shareholder	—	79,100

Net cash used in financing activities	—	(8,400)
Effect of exchange rate changes on cash	(613)	(1,011)

Net increase (decrease) in cash and cash equivalents	14,199	(1,577)
Cash and cash equivalents at beginning of period	24,819	10,586

Cash and cash equivalents at end of period	$39,018	$9,009

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
     The accompanying unaudited interim consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 and the accompanying unaudited consolidated balance sheet as of December 31, 2005 reflect the operations of the Parent and its subsidiaries and are referred to collectively as “the Company.” Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”) and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) are collectively referred to as “Jafra Mexico.”
     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to fairly state the Company’s consolidated financial statements as of June 30, 2006 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
     The functional currency of certain of the Company’s foreign subsidiaries generally consists of currencies other than the U.S. dollar. For presentation purposes, assets and liabilities are translated into U.S. dollars at current exchange rates, and related revenues and expenses are translated at average exchange rates in effect during the period. Resulting translation adjustments are recorded as a component of other comprehensive income.
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
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation.
(2) Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$12,872	$11,165
Finished goods	35,900	27,765

Total inventories	$48,772	$38,930

(3) Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land	$15,571	$16,193
Buildings	17,961	17,255
Machinery, equipment and other	43,172	56,982

	76,704	90,430
Less accumulated depreciation	26,597	36,018

Property and equipment, net	$50,107	$54,412

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(4) Goodwill and Other Intangible Assets.
     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks decreased $2,678,000 to $40,759,000 at June 30, 2006 from $43,437,000 at December 31, 2005 as a result of foreign currency translation. The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

	United			Consolidated
Goodwill	States	Mexico	Europe	Total
Balance as of December 31, 2005	$32,188	$27,837	$4,769	$64,794
Translation effect	—	(1,731)	(373)	(2,104)

Balance as of June 30, 2006	$32,188	$26,106	$4,396	$62,690

(5) Income Taxes
     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rates to income before taxes for the three and six months ended June 30, 2006 primarily due to (i) state income taxes and other permanent differences in the Company’s U.S. subsidiary and (ii) permanent differences in the Company’s Mexican subsidiaries. The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rate to income before income taxes for the three and six months ended June 30, 2005 primarily due to (i) state income taxes and other permanent differences including the write off of foreign tax and research and development credits in the Company’s U.S. subsidiary in the first quarter of 2005 and (ii) permanent differences in the Company’s Mexican subsidiaries.
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
     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At June 30, 2006, there were no borrowings under the Restated Credit Agreement.

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
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79,100,000. As a result of this redemption and the redemption of $500,000 of the 10 3/4% Notes during 2004, $130.0 million principal amount of the 10 3/4% Notes was outstanding at June 30, 2006 and December 31, 2005.
     In connection with the February 17, 2005 redemption, the Company paid $7,472,000 of premiums and wrote off approximately $2,281,000 of previously capitalized deferred financing fees. As a result, the Company recorded $9,753,000 as loss on extinguishment of debt in the accompanying consolidated statements of income during the six months ended June 30, 2005.
     As of June 30, 2006 and December 31, 2005, approximately $3,572,000 and $4,262,000, respectively of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2006, the Company and its subsidiaries were in compliance with all covenants.
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
(7) Restructuring Charges
     During the year ended December 31, 2004, the Company recorded a total of $5,017,000 of restructuring and impairment charges. Of these charges, $2,838,000 related primarily to the transfer in 2004 of substantially all of its skin and body care manufacturing operations to its facilities in Mexico from the United States. Additionally, during the year ended December 31, 2004, the Company recorded $2,179,000 of severance related charges related to the resignation of four members of management. The ending balance at June 30, 2006 represents severance related charges and is expected to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Opening balance	$268	$1,937	$459	$2,391
Additions	—	—	—	—
Charges against reserves	(99)	(240)	(290)	(694)

Ending balance	$169	$1,697	$169	$1,697

(8) Comprehensive Income
     Comprehensive income is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$11,369	$12,701	$25,041	$10,321
Unrealized and deferred realized loss on derivatives	—	(77)	—	(74)
Reclassification of deferred realized loss to exchange (loss) gain	—	123	—	131
Reclassification of deferred realized (gain) loss to cost of sales	—	(4)	—	8
Foreign currency translation adjustments	(3,253)	(163)	(4,928)	378

Comprehensive income	$8,116	$12,580	$20,113	$10,764

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

		United States
		and the			Corporate,
		Dominican		All	Unallocated	Corporate,
	Mexico	Republic	Europe	Others	and Other	Total
	(in thousands)
As of and for the three months ended June 30, 2006
Net sales	$81,933	$24,668	$8,068	$—	$—	$114,669
Income (loss) from operations	24,825	3,775	179	(621)	(4,762)	23,396
Depreciation	782	344	56	15	—	1,197
Segment assets	228,284	89,704	16,605	1,482	(1,102)	334,973
Goodwill	26,106	32,188	4,396	—	—	62,690

For the three months ended June 30, 2005
Net sales	$71,108	$22,480	$8,549	$154	$—	$102,291
Income (loss) from operations	20,679	1,539	898	(221)	(3,330)	19,565
Depreciation	889	2,292	77	7	—	3,265

As of December 31, 2005
Segment assets	$210,868	$82,448	$15,009	$716	$(1,001)	$308,040
Assets from discontinued operations	—	—	—	60	—	60
Goodwill	27,837	32,188	4,769	—	—	64,794

For the six months ended June 30, 2006
Net sales	$172,801	$47,470	$15,503	$92	$—	$235,866
Income (loss) from operations	49,696	6,945	625	(1,028)	(8,082)	48,156
Depreciation	1,569	704	106	24	—	2,403
Capital expenditures	159	131	38	244	—	572

For the six months ended June 30, 2005
Net sales	$137,676	$44,811	$16,277	$345	$—	$199,109
Income (loss) from operations	38,094	2,740	1,374	(311)	(7,276)	34,621
Depreciation	1,898	4,605	188	14	—	6,705
Capital expenditures	407	386	163	—	—	956

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Corporate, unallocated and other includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Corporate expenses	$(4,665)	$(3,128)	$(7,956)	$(6,368)
Unusual charges(1)	(97)	(202)	(126)	(908)

Total corporate, unallocated and other	$(4,762)	$(3,330)	$(8,082)	$(7,276)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.
(10) Foreign Currency Option Contracts
     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency option contracts (“option contracts”). The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these call options would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate
     The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on option contracts put into place subsequent to that date were recorded directly as a component of exchange loss. Therefore, at June 30, 2006 and December 31, 2005, the Company did not have any gains or losses deferred as a component of other comprehensive income.
     During the three and six months ended June 30, 2006, the Company recognized gains of approximately $754,000 and $1,048,000, respectively, on option contracts as a component of exchange (loss) gain on the accompanying consolidated statements of income. During the three and six months ended June, 30, 2005, the Company recognized losses of approximately $1,546,000 and $1,588,000, respectively, on option contracts as a component of exchange (loss) gain on the accompanying consolidated statements of income.
     The fair value of the option contracts was $425,000 and $2,944,000 at June 30, 2006 and December 31, 2005, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 682,000,000 and 828,000,000 in put and call positions at June 30, 2006 and December 31, 2005, respectively, and mature at various dates through September 28, 2007. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(11) Discontinued Operations and Ceased Operations
     During 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets in 2003. As of June 30, 2006, the liquidation of all of these markets was complete. The results of the operations of these markets have been classified as discontinued operations in all periods presented in the statements of income prior to liquidation. The assets and liabilities from the discontinued operations prior to final liquidation have been segregated in the accompanying consolidated balance sheets.
     During the year ended December 31, 2005, the Company ceased direct selling operations in Argentina and during the year ended December 31, 2004, the Company ceased direct selling operations in Brazil. The Company continues to serve these markets through third party distributors.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$16,272	$9,479
Receivables, net	4,373	3,852
Inventories, net	11,674	9,398
Receivables from affiliates	15,493	8,251
Prepaid expenses and other current assets	3,244	2,344
Deferred income taxes	10,615	10,511

Total current assets	61,671	43,835

Property and equipment, net	16,554	17,118

Other assets:
Goodwill	36,584	36,957
Notes receivable from affiliates	14,530	13,338
Deferred financing fees, net	1,667	1,869
Employee supplemental savings plan and other assets	5,332	5,938

Total assets	$136,338	$119,055

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$2,127	$2,728
Accrued liabilities	23,533	22,124
Income taxes payable	4,210	2,472
Payables to affiliates	15,581	6,406

Total current liabilities	45,451	33,730

Long-term debt	52,000	52,000
Deferred income taxes	5,852	5,852
Employee supplemental savings plan and other long-term liabilities	5,431	5,917

Total liabilities	108,734	97,499

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	35,958	35,958
Retained deficit	(5,956)	(12,173)
Accumulated other comprehensive loss	(2,398)	(2,229)

Total stockholder’s equity	27,604	21,556

Total liabilities and stockholder’s equity	$136,338	$119,055

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales to third parties	$32,736	$31,029	$62,973	$61,088
Sales to affiliates	748	171	1,286	391

Net sales	33,484	31,200	64,259	61,479
Cost of sales	8,679	7,216	16,676	13,848

Gross profit	24,805	23,984	47,583	47,631
Selling, general and administrative expenses	27,210	26,392	50,784	52,134
Management fee income from affiliates	(1,071)	(470)	(2,844)	(2,066)
Royalty income from affiliates, net	(6,329)	(5,618)	(13,524)	(11,204)

Income from operations	4,995	3,680	13,167	8,767
Other income (expense):
Exchange gain (loss), net	244	(266)	372	(375)
Interest expense	(1,543)	(2,109)	(3,042)	(4,167)
Interest income	279	127	447	278
Loss on extinquishment of debt	—	—	—	(3,963)
Other expense	(229)	(17)	(335)	(18)
Other income	—	43	47	70

Income before income taxes	3,746	1,458	10,656	592

Income tax expense	1,520	505	4,439	1,994

Net income (loss)	$2,226	$953	$6,217	$(1,402)

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June, 30
	2006	2005
Cash flows from operating activities:
Net income (loss)	$6,217	$(1,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	810	4,793
Provision for uncollectible accounts receivable	205	250
Write off and amortization of deferred financing fees	202	1,195
Unrealized foreign exchange (gain) loss	(152)	328
Deferred income taxes	(104)	1,832
Changes in operating assets and liabilities:
Receivables	(555)	270
Inventories	(2,043)	1,362
Prepaid expenses and other current assets	(798)	316
Intercompany receivables and payables	1,857	4,353
Other assets	131	321
Accounts payable and accrued liabilities	545	(1,248)
Income taxes payable	1,712	(2,058)
Other long-term liabilities	(609)	177

Net cash provided by operating activities	7,418	10,489

Cash flows from investing activities:
Purchases of property and equipment	(169)	(549)
Other and investments related to employee supplemental savings plan	606	(421)

Net cash provided by (used in) investing activities	437	(970)

Cash flows from financing activities:
Repayments of subordinated debt	—	(27,800)
Repayment of Vorwerk note	—	(20,000)
Borrowings under revolving credit facility	—	43,000
Repayments under revolving credit facility	—	(35,000)
Advances to affiliates	(1,214)	(604)
Equity contribution from Parent	—	31,662

Net cash used in financing activities	(1,214)	(8,742)
Effect of exchange rate changes on cash	152	(306)

Net increase in cash and cash equivalents	6,793	471
Cash and cash equivalents at beginning of period	9,479	5,748

Cash and cash equivalents at end of period	$16,272	$6,219

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
     The accompanying unaudited interim consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 and the accompanying unaudited consolidated balance sheet as of December 31, 2005 reflect the operations of Jafra Cosmetics International, Inc. and its subsidiaries (“JCI”).
     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state JCI’s consolidated financial statements as of June 30, 2006 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.
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
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. JCI is currently evaluating the impact of this Interpretation.
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land	$6,188	$6,188
Buildings	8,482	7,200
Machinery, equipment and other	13,345	25,174

	28,015	38,562
Less accumulated depreciation	11,461	21,444

Property and equipment, net	$16,554	$17,118

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(3) Goodwill and Other Intangible Assets
     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks increased $14,000 to $298,000 at June 30, 2006 from $284,000 at December 31, 2005 as a result of foreign currency translation. The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2005	$32,188	$4,769	$36,957
Translation effect	—	(373)	(373)

Balance as of June 30, 2006	$32,188	$4,396	$36,584

(4) Income Taxes
     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to income before income taxes for the three and six months ended June 30, 2006 and 2005, principally as the result of state income tax and in the six months ended June 30, 2005, also certain permanent differences, including research and development credits and certain non-deductible expenses.
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
     On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At June 30, 2006, there were no borrowings under the Restated Credit Agreement.
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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $27,800,000 of the original $80 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent of $31,662,000. As a result of this redemption and the redemption of $200,000 of the 10 3/4% Notes during 2004, $52.0 million principal amount of the 10 3/4% Notes was outstanding at June 30, 2006 and December 31, 2005.
     In connection with the February 17, 2005 redemption, JCI paid $2,989,000 of premiums and wrote off approximately $974,000 of previously capitalized deferred financing fees. As a result, JCI recorded $3,963,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the six months ended June 30, 2005.
     As of June 30, 2006 and December 31, 2005, approximately $1,667,000 and $1,869,000, respectively, of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2006, the Parent and its subsidiaries were in compliance with all covenants.
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
(6) Restructuring Charges
     During the year ended December 31, 2004, JCI recorded a total of $4,790,000 of restructuring and impairment charges. Of these charges, $2,611,000 related primarily to the transfer in 2004 of substantially all of its skin and body care manufacturing operations to the Parent’s facilities in Mexico from the United States. Additionally, during the year ended December 31, 2004, JCI recorded $2,179,000 of severance related charges related to the resignation of four members of management. The ending balance at June 30, 2006 represents severance related charges and is expected to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Opening balance	$268	$1,937	$459	$2,391
Additions	—	—	—	—
Charges against reserves	(99)	(240)	(290)	(694)

Ending balance	$169	$1,697	$169	$1,697

(7) Comprehensive Income (Loss)
     Comprehensive income (loss) is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income (loss)	$2,226	$953	$6,217	$(1,402)
Foreign currency translation adjustments	(98)	48	(169)	214

Comprehensive income (loss)	$2,128	$1,001	$6,048	$(1,188)

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(8) Related Party Transactions
     JCI distributes certain skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products, and starting in late 2004, most skin and body care products from Jafra Mexico totaling $6,559,000 and $11,624,000 for the three and six months ended June 30, 2006, respectively, and $3,946,000 and $6,964,000 for the three and six months ended June 30, 2005, respectively.
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
     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $793,000 and $1,528,000 for the three and six months ended June 30, 2006, respectively, and $710,000 and $1,492,000 for the three and six months ended June 30, 2005, respectively, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $7,122,000 and $15,052,000 for the three and six months ended June 30, 2006, respectively, and $6,328,000 and $12,696,000 for the three and six months ended June 30, 2005, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.
     JCI has granted loans to certain affiliates at annual interest rates ranging from 3% to 5%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2005 and June 30, 2006 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $111,000 and $206,000 for the three and six months ended June 30, 2006, respectively, and $120,000 and $244,000 for the three and six months ended June 30, 2005, respectively, and was included in interest income on the accompanying consolidated statements of operations.
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

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
	Republic	Europe (1)	Others	and Other	Total
As of and for the three months ended June 30, 2006
Net sales	$24,668	$8,068	$—	$748	$33,484
Income (loss) from operations	3,775	179	(9)	1,050	4,995
Depreciation	344	56	—	—	400
Segment assets	89,704	16,605	6	30,023	136,338
Goodwill	32,188	4,396	—	—	36,584

For the three months ended June 30, 2005
Net sales	$22,480	$8,549	$—	$171	$31,200
Income from operations	1,539	898	—	1,243	3,680
Depreciation	2,292	77	—	—	2,369

As of December 31, 2005
Segment assets	$82,448	$15,009	$9	$21,589	$119,055
Goodwill	32,188	4,769	—	—	36,957

For the six months ended June 30, 2006
Net sales	$47,470	$15,503	$—	$1,286	$64,259
Income (loss) from operations	6,945	625	(9)	5,606	13,167
Depreciation	704	106	—	—	810
Capital expenditures	131	38	—	—	169

For the six months ended June 30, 2005
Net sales	$44,811	$16,277	$—	$391	$61,479
Income from operations	2,740	1,374	—	4,653	8,767
Depreciation	4,605	188	—	—	4,793
Capital expenditures	386	163	—	—	549

(1)	excludes Jafra Poland sp.zo.o, an indirect wholly-owned subsidiary of the Parent and affiliate of JCI
Corporate, unallocated and other includes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Corporate expenses	$(6,063)	$(4,622)	$(10,260)	$(8,166)
Transaction with affiliates	7,400	6,088	16,368	13,267
Unusual charges(1)	(287)	(223)	(502)	(448)

Total corporate, unallocated and other	$1,050	$1,243	$5,606	$4,653

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses, expenses included in corporate expenses for management purposes but absorbed by entities outside of JCI and other charges not related to the normal operations of the business.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$273	$505
Receivables	471	366
Inventories	37,925	30,697
Receivables from affiliates	19,772	18,143
Prepaid income taxes	3,546	2,465
Prepaid expenses and other current assets	4,202	5,232
Deferred income taxes	—	1,109

Total current assets	66,189	58,517

Machinery and equipment, net	2,418	2,667

Other assets:
Trademarks	1,142	1,311
Deferred financing fees, net	1,905	2,393
Investment in preferred shares of affiliated company	124,508	132,763
Guarantee fee and other	2,021	2,368

Total assets	$198,183	$200,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,706	$12,623
Accrued liabilities	1,356	1,794
Income taxes payable	249	—
Payables to affiliates	275	3,143
Deferred income taxes	952	—

Total current liabilities	16,538	17,560

Long-term debt	78,000	78,000
Deferred income taxes	3,711	5,412

Total liabilities	98,249	100,972

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2006 and 2005	5	5
Additional paid-in capital	47,490	47,490
Retained earnings	60,009	52,495
Accumulated other comprehensive loss	(7,570)	(943)

Total stockholders’ equity	99,934	99,047

Total liabilities and stockholders’ equity	$198,183	$200,019

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Third party net sales	$44	$12	$77	$12
Sales to affiliates	41,677	38,946	92,008	75,752

Net sales	41,721	38,958	92,085	75,764
Cost of sales	25,410	23,119	56,097	45,409

Gross profit	16,311	15,839	35,988	30,355
Selling, general and administrative expenses	682	(6)	1,148	691
Management fee expense to affiliate	344	145	828	543
Service fee expense to affiliate	7,790	10,022	14,810	16,725

Income from operations	7,495	5,678	19,202	12,396
Other expense:
Exchange (loss) gain, net	(2,994)	3,193	(4,430)	2,675
Interest expense	(2,448)	(2,446)	(4,825)	(5,534)
Interest income	29	—	83	21
Loss on extinguishment of debt	—	—	—	(5,790)
Other expense	—	(3)	—	—

Income before income taxes	2,082	6,422	10,030	3,768
Income tax expense	447	1,607	2,516	1,592

Net income	$1,635	$4,815	$7,514	$2,176

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$7,514	$2,176
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	476	379
Write off and amortization of deferred financing fees	353	1,542
Unrealized foreign exchange and derivative loss (gain)	5,171	(2,683)
Deferred income taxes	360	1,833
Changes in operating assets and liabilities:
Receivables	(132)	(46)
Inventories	(9,521)	(3,304)
Prepaid expenses and other current assets	693	(305)
Intercompany receivables and payables	(5,656)	5,952
Other assets	(30)	(31)
Accounts payable and accrued liabilities	1,647	(2,800)
Income taxes payable	(1,027)	(2,869)

Net cash used in operating activities	(152)	(156)

Cash flows from investing activities:
Purchases of property and equipment	(60)	(10)

Net cash used in investing activities	(60)	(10)

Cash flows from financing activities:
Repurchase of subordinated debt	—	(41,700)
Borrowings under revolving credit facility	—	3,000
Repayments under revolving credit facility	—	(9,000)
Contribution from shareholders	—	47,490

Net cash used in financing activities	—	(210)
Effect of exchange rate changes on cash	(20)	298

Net decrease in cash	(232)	(78)
Cash at beginning of period	505	83

Cash at end of period	$273	$5

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
     The accompanying unaudited interim financial statements as of June 30, 2006 and for the three months and six ended June 30, 2006 and 2005 and the accompanying unaudited balance sheet as of December 31, 2005 reflect the operations of Jafra Distribution. The unaudited interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state Jafra Distribution’s financial statements as of June 30, 2006 and for the interim periods presented.
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
     In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Jafra Distribution has concluded that SFAS No. 153 will not have a material impact on its financial statements.
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

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. Jafra Distribution is currently evaluating the impact of this Interpretation.
(2) Inventories
     Inventories consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Raw materials and supplies	$12,840	$11,061
Finished goods	25,085	19,636

Total inventories	$37,925	$30,697

(3) Machinery and Equipment
     Machinery and equipment consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Machinery, equipment and other	$3,297	$3,454
Less accumulated depreciation.	879	787

Machinery and equipment, net	$2,418	$2,667

(4) Investment in Affiliated Company
     On May 20, 2003, Jafra Distribution subscribed for and purchased a total of 13,642 shares of Series C preferred stock of Jafra Cosmetics S.A. de C.V. (“Jafra Cosmetics S.A.”) for $10,000 per share, for a total purchase price of $136,420,000. Jafra Distribution has recorded the total investment, less the effects of foreign currency translation, as an investment in affiliated company on the accompanying balance sheets. Except for the effect of translation, which reduced the investment by approximately $11,912,000 as of June 30, 2006, Jafra Distribution carries the investment on its balance sheet at cost.
(5) Income Taxes
     During the three and six months ended June 30, 2006, the income tax rate differed from the statutory income tax rate as a result of certain permanent differences. During the three and six months ended June 30, 2005, the income tax rate differed from the statutory income tax rate as a result of certain permanent differences.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
(6) Debt
     On May 20, 2003, Jafra Distribution and Jafra Cosmetics International, Inc. (“JCI”) (collectively, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually
     On August 16, 2004, the Issuers entered into the Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At June 30, 2006, there were no borrowings under the Restated Credit Agreement.
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
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, Jafra Distribution redeemed $41,700,000 of the 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent. As a result of this redemption and the redemption of $300,000 of the 10 3/4% Notes during 2004, $78.0 million principal amount of the 10 3/4% Notes was outstanding at June 30, 2006.
     In connection with the February 17, 2005 redemption, Jafra Distribution paid $4,483,000 of premiums and wrote off approximately $1,307,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded a $5,790,000 loss on extinguishment of debt in the accompanying statements of operations during the six months ended June 30, 2005.
     As of June 30, 2006 and December 31, 2005, approximately $1,905,000 and $2,393,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2006, the Parent and its subsidiaries were in compliance with all covenants.

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
     The terms of the Indenture restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million. As a result of the Parent’s cumulative net income under the Indenture and the Restated Credit Agreement, the Parent could declare substantial dividends, which would decrease the Company’s liquidity.
     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At June 30, 2006 and December 31, 2005, approximately $2,021,000 and $2,368,000, respectively, were classified as non-current assets and the remaining unamortized amount was classified as current assets on the accompanying balance sheets.
(7) Comprehensive (Loss) Income
     Comprehensive (loss) income is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$1,635	$4,815	$7,514	$2,176
Foreign currency translation adjustments	(4,252)	3,462	(6,627)	3,561

Comprehensive (loss) income	$(2,617)	$8,277	$887	$5,737

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
(8) Related Party Transactions
     Jafra Distribution sells skin, body care products, color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $6,962,000 and $12,026,000 for the three and six months ended June 30, 2006, respectively, and $4,723,000 and $8,367,000 for the three and six months ended June 30, 2005, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchases certain skin and body care products from an affiliate. Purchases were $727,000 and $1,265,000 for the three and six months ended June 30, 2006, respectively, and $171,000 and $391,000 for the three and six months ended June 30, 2005, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A., at a markup. Sales to Jafra Cosmetics S.A. were $34,715,000 and $79,982,000 for the three and six months ended June 30, 2006, respectively, and $34,223,000 and $67,385,000 for the three and six months ended June 30, 2005, respectively.
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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	June 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$22,048	$14,400
Receivables, net	43,300	39,035
Receivables from affiliates	2,207	4,579
Current deferred income taxes	12,281	3,658
Prepaid expenses and other current assets	1,445	1,475

Total current assets	81,281	63,147

Property and equipment, net	30,844	34,564

Other assets:
Goodwill	26,106	27,837
Trademarks	40,611	43,303
Other	1,191	1,535

Total assets	$180,033	$170,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,431	$3,595
Accrued liabilities	28,798	33,342
Income taxes payable	10,231	1,797
Payables to affiliates	19,337	19,839
Other current liabilities	279	328

Total current liabilities	63,076	58,901

Deferred income taxes	9,931	10,201
Other long-term liabilities	2,021	2,368

Total liabilities	75,028	71,470

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2006 and 2005	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	62,775	50,087
Accumulated other comprehensive loss	(12,104)	(5,505)

Total stockholders’ equity	105,005	98,916

Total liabilities and stockholders’ equity	$180,033	$170,386

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$81,889	$71,096	$172,724	$137,664
Cost of sales	29,682	29,861	67,802	58,353

Gross profit	52,207	41,235	104,922	79,311
Selling, general and administrative expenses	41,523	35,457	87,672	69,553
Management fee expense to affiliates	536	325	1,825	1,523
Service fee income from affiliate	(7,790)	(10,022)	(14,810)	(16,725)
Royalty expense to affiliates, net	6,329	5,618	13,524	11,204

Income from operations	11,609	9,857	16,711	13,756
Other income (expense):
Exchange gain (loss), net	495	(1,610)	726	(1,768)
Interest expense	—	(85)	—	(115)
Interest income	196	46	388	102
Other expense	(91)	(77)	(196)	(189)

Income before income taxes	12,209	8,131	17,629	11,786
Income tax expense	3,865	2,701	4,941	3,227

Net income	$8,344	$5,430	$12,688	$8,559

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$12,688	$8,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,184	1,519
Provision for uncollectible accounts receivable	5,999	3,793
Unrealized foreign exchange and derivative (gain) loss	(2,588)	1,441
Deferred income taxes	(8,893)	(5,254)
Changes in operating assets and liabilities:
Receivables	(12,980)	(853)
Inventories	—	702
Prepaid expenses and other current assets	(341)	(203)
Intercompany receivables and payables	2,914	(11,838)
Other assets	259	14
Accounts payable and accrued liabilities and value added taxes	2,070	(2,481)
Income taxes payable	8,262	3,304

Net cash provided by (used in) operating activities	8,574	(1,297)

Cash flows from investing activities:
Purchases of property and equipment	(99)	(397)

Net cash used in investing activities	(99)	(397)

Effect of exchange rate changes on cash	(827)	50

Net increase (decrease) in cash and cash equivalents	7,648	(1,644)
Cash and cash equivalents at beginning of period	14,400	4,153

Cash and cash equivalents at end of period	$22,048	$2,509

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
     The accompanying unaudited interim consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 and the accompanying unaudited balance sheet as of December 31, 2005 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”) The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state Jafra Cosmetics S.A.’s consolidated financial statements as of June 30, 2006 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.
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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. Jafra Cosmetics S.A. is currently evaluating the impact of this Interpretation.
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	June 30,	December 31,
	2006	2005
Land	$9,383	$10,004
Buildings	9,429	10,056
Machinery, equipment and other	26,162	28,120

	44,974	48,180
Less accumulated depreciation	14,130	13,616

Property and equipment, net	$30,844	$34,564

(3) Goodwill and Other Intangible Assets.
     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. Except for translation adjustments, there were no changes in the carrying amount of trademarks and goodwill during the six months ended June 30, 2006 and the year ended December 31, 2005. The carrying value of trademarks was $40,611,000 and $43,303,000 as of June 30, 2006 and December 31, 2005, respectively. Goodwill was $26,106,000 and $27,837,000 at June 30, 2006 and December 31, 2005, respectively.
(4) Income Taxes
     The actual income tax rate of Jafra Cosmetics S.A. for the three and six months ended June 30, 2006 and 2005 differs from the “expected” tax rate, computed by applying the Mexico federal corporate rate to income before income taxes due to certain permanent differences, including inflation.
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
     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At June 30, 2006 and December 31, 2005, approximately $2,021,000 and $2,368,000, respectively, was classified as a non-current liability and the remaining unamortized amount was classified as a current liability on the accompanying consolidated balance sheets.
(6) Comprehensive Income
     Comprehensive income is summarized as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$8,344	$5,430	$12,688	$8,559
Unrealized and deferred realized loss on derivatives	—	(77)	—	(74)
Reclassification of deferred realized loss to exchange gain (loss)	—	123	—	131
Reclassification of deferred realized (gain) loss to cost of sales	—	(4)	—	8
Foreign currency translation adjustments	(4,291)	2,861	(6,599)	3,012

Comprehensive income	$4,053	$8,333	$6,089	$11,636

(7) Related Party Transactions
     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $34,715,000 and $79,982,000 for the three and six months ended June 30, 2006, respectively, and $34,223,000 and $67,385,000 for the three and six months ended June 30, 2005, respectively.
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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $793,000 and $1,528,000 for the three and six months ended June 30, 2006, respectively, and $710,000 and $1,492,000 for the three and six months ended June 30, 2005, respectively, and was offset against royalty expense to affiliates in the accompanying consolidated statements of income.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $7,122,000 and $15,052,000 for the three and six months ended June 30, 2006, respectively, and $6,328,000 and $12,696,000 for the three and six months ended June 30, 2005, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s third party sales.
(8) Foreign Currency Option Contracts
     Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency option contracts (“option contracts”). The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. Jafra Cosmetics S.A. purchased exchange rate put options, which gives Jafra Cosmetics S.A. the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, Jafra Cosmetics S.A. sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from Jafra Cosmetics S.A. at a specified strike rate. The effect of these call options would be to limit the benefit Jafra Cosmetics S.A. would otherwise derive from the strengthening of the Mexican peso beyond the strike rate
     Jafra Cosmetics S.A. ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on option contracts put into place subsequent to that date were recorded directly as a component of exchange gain (loss). Therefore, at June 30, 2006 and December 31, 2005, Jafra Cosmetics S.A. did not have any gains or losses deferred as a component of other comprehensive income.
     During the three and six months ended June, 30, 2006, Jafra Cosmetics S.A. recognized gains of approximately $754,000 and $1,048,000, respectively, on option contracts as a component of exchange gain (loss) on the accompanying consolidated statements of income. During the three and six months ended June, 30, 2005, Jafra Cosmetics S.A. recognized losses of approximately $1,546,000 and $1,588,000, respectively, on option contracts as a component of exchange gain (loss) on the accompanying consolidated statements of income.
     The fair value of the option contracts was $425,000 and $2,944,000 at June 30, 2006 and December 31, 2005, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 682,000,000 and 828,000,000 in put and call positions at June 30, 2006 and December 31, 2005, respectively, and mature at various dates through September 28, 2007. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion of the consolidated results of operations, financial condition and liquidity of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent” or the “Company”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2005 included in the Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for future periods.
Foreign Operations
     Net sales outside of the United States constituted approximately 80% and 78% of the Company’s total net sales for the six months ended June 30, 2006 and 2005, respectively. In addition, as of June 30, 2006 non-U.S. subsidiaries comprised approximately 75% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to reduce the risk of a devaluation of the Mexican peso; however, a devaluation of the Mexican peso could have a negative impact on the Company’s results.
     The Company’s subsidiaries in Mexico generated approximately 73% of the Company’s net sales compared to 69% for the six month period ending June 30, 2005, substantially all of which were denominated in Mexican pesos. During the first six months of 2006, the Mexico peso devalued compared to the U.S. dollar which resulted in exchange losses on the remeasurement of U.S. dollar-denominated debt. Jafra Distribution had $78.0 million of outstanding U.S. dollar denominated debt at June 30, 2006.
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
     As a group doing approximately 80% of its business in international markets during the first six months of 2006, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to purchase agreements, licensing agreements or other arrangements. Regulations in the United States, Mexico and in other foreign markets may result in monitoring of the Company’s corporate structure and how it affects intercompany fund transfers.
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
Results of Operations
     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
Net sales	$114.7	100.0%	$102.3	100.0%	$235.9	100.0%	$199.1	100.0%
Cost of sales	23.6	20.6	22.0	21.5	51.4	21.8	43.5	21.8

Gross profit	91.1	79.4	80.3	78.5	184.5	78.2	155.6	78.2
Selling, general and administrative expenses	67.7	59.0	60.7	59.3	136.3	57.8	121.0	60.8

Income rom operations	23.4	20.4	19.6	19.2	48.2	20.4	34.6	17.4
Exchange (loss) gain, net	(2.3)	(2.0)	2.6	2.5	(2.4)	(1.0)	2.1	1.1
Interest expense	(4.0)	(3.5)	(4.6)	(4.5)	(7.9)	(3.4)	(9.8)	(4.9)
Interest income	0.4	0.3	—	—	0.7	0.3	0.1	—
Loss on extinguishment of debt	—	—	—	—	—	—	(9.8)	(4.9)
Other expense	(0.3)	(0.2)	(0.1)	(0.1)	(1.7)	(0.7)	(0.2)	(0.1)
Other income	—	—	—	—	—	—	0.1	—

Income before income taxes	17.2	15.0	17.5	17.1	36.9	15.6	17.1	8.6
Income tax expense	5.8	5.1	4.8	4.7	11.9	5.0	6.8	3.4

Income from continuing operations	11.4	9.9	12.7	12.4	25.0	10.6	10.3	5.2
Loss on discontinued operations, net of income tax expense of $0	—	—	—	—	—	—	—	—

Net income	$11.4	9.9%	$12.7	12.4%	$25.0	10.6%	$10.3	5.2%

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Three Months Ended June 30, 2006
Net sales	$81.9	$24.7	$8.1	$—	$—	$114.7
Cost of sales	17.6	5.9	1.5	—	(1.4)	23.6

Gross profit	64.3	18.8	6.6	—	1.4	91.1
Selling, general and administrative expenses	39.5	15.0	6.4	0.6	6.2	67.7

Income (loss) from operations	$24.8	$3.8	$0.2	$(0.6)	$(4.8)	$23.4

Three Months Ended June 30, 2005
Net sales	$71.1	$22.5	$8.5	$0.2	$—	$102.3
Cost of sales	16.8	5.1	1.5	0.1	(1.5)	22.0

Gross profit	54.3	17.4	7.0	0.1	1.5	80.3
Selling, general and administrative expenses	33.6	15.9	6.1	0.3	4.8	60.7

Income (loss) from operations	$20.7	$1.5	$0.9	$(0.2)	$(3.3)	$19.6

     Net sales. Net sales in the second quarter of 2006 increased to $114.7 million from $102.3 million in the second quarter of 2005, an increase of $12.4 million, or 12.1%. The increase in net sales was primarily caused by an increase in the average number of consultants and an increase in consultant productivity. The Company’s average number of consultants in the second quarter of 2006 increased to approximately 471,000 or 9.7% over the average number of consultants in the second quarter of 2005 due to an increase in the number of consultants in the Company’s Mexico and U.S. subsidiaries. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Total Company consultant productivity in the second quarter of 2006 increased 2.2% compared to the second quarter of 2005. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period.
     In Mexico, net sales in the second quarter of 2006 increased to $81.9 million from $71.1 million in the second quarter of 2005, an increase of $10.8 million, or 15.2%. Net sales in Mexico measured in local currency increased 17.1% in the second quarter of 2006 over the comparable 2005 period. The period-over-period net sales increase was due primarily to an increase in the average number of consultants in combination with an increase in consultant productivity. The increase in consultant productivity was primarily related to positive acceptance of productivity promotions and a more favorable product mix with more regular line products. The average number of consultants during the second quarter of 2006 was 384,000 compared to 345,000 during the second quarter of 2005, an increase of 11.3%. The increase in the number of consultants was primarily due to more consultants at the beginning of 2006 over the comparable prior year.
     In the United States, including the Dominican Republic, net sales in the second quarter of 2006 increased to $24.7 million compared to $22.5 million in the second quarter of 2005, an increase of $2.2 million, or 9.8%. Operations in the United States (inclusive of the Dominican Republic) are bifurcated into two separate units: the Hispanic Group, which includes the Hispanic Division and the Dominican Republic and represents approximately two-thirds of the United States segment and the U.S. Division. In the United States, the increase in net sales was the result of an increase in Hispanic Group net sales.
     Net sales in the Hispanic Group (including the Dominican Republic) increased to $19.3 million in the second quarter of 2006 compared to $17.0 million in the second quarter of 2005, an increase of $2.3 million, or 13.5%. The net sales increase in the second quarter of 2006 compared to the second quarter of 2005 was primarily due to an increase in the average number of consultants and an increase in consultant productivity. The average number of consultants in the Hispanic Group increased to 50,000, an increase of 9.5% compared to the average number of consultants in the second quarter of 2005. The increase in the average number of consultants was primarily the result of better sponsoring in the second quarter of 2006 compared to the second quarter of 2005 and also better retention by having successful promotions focused on retaining consultants. Consultant productivity increase 3.5% during the second quarter of 2006 compared to the second quarter of 2005. During the second quarter of 2006, changes to the current program were implemented to remove certain requirements to obtain the maximum commission percentage and to remove certain minimum ordering requirements in an effort to increase the number of consultants. These changes have not had a significant impact on the quarter to quarter comparison.
     Net sales in the U.S. Division decreased 1.8% to approximately $5.4 million in the second quarter of 2006 compared to $5.5 million in the second quarter of 2005 as a result of a decrease of 4.9% in consultant productivity, partially offset by an increase in the average number of consultants. During the second quarter of 2006, the average number of consultants in the U.S. Division increased 3.7% compared to the second quarter of 2005 to 20,000 consultants. During the second quarter of 2006, changes to the current program were implemented to remove certain requirements to obtain the maximum commission percentage and to remove certain minimum ordering requirements in an effort to increase the number of consultants. This change of strategy in the U.S. Division was an important change to focus on sponsoring and retaining consultants. The change in the minimum order size requirement had a negative impact on consultant productivity.

     In Europe, net sales decreased to $8.1 million in the second quarter of 2006 compared to $8.5 million in the second quarter of 2005, a decrease of $0.4 million, or 4.7%. The decrease in net sales was primarily driven by a decrease in the average number of consultants partially offset by an increase in consultant productivity. The average number of consultants was approximately 17,000 in the second quarter of 2006, a decrease of approximately 7.3% compared to the second quarter of 2005. The Company’s subsidiaries in Germany, Austria and Holland had a decrease in the average number of consultants while the subsidiaries in Italy and Switzerland had an increase in the average number of consultants during the second quarter of 2006 compared to the second quarter of 2005. Consultant productivity in Europe increased 1.8% primarily as a result of better productivity in the German subsidiary during the second quarter of 2006 compared to the second quarter of 2005.
     Gross profit. Consolidated gross profit in the second quarter of 2006 increased to $91.1 million from $80.3 million in the comparable prior year period, an increase of $10.8 million, or 13.5%. Gross profit as a percentage of net sales (gross margin) increased to 79.4% in the second quarter of 2006 from 78.5% in the second quarter of 2005. The increase in gross margin in the second quarter of 2006 was primarily a result of increased margins in Mexico.
     In Mexico, gross margin in the second quarter of 2006 increased to 78.5% from 76.4% in the second quarter of 2005 as a result of a favorable product mix with more regular line products.
     In the United States, gross margin in the second quarter of 2006 decreased to 76.1% compared to 77.3% in the second quarter of 2005 as result of lower margins on regular line sales.
     In Europe, gross margin in the second quarter of 2006 decreased to 81.5% compared to 82.4% in the second quarter of 2005 primarily as a result of additional reserves for slow moving inventory.
     Selling, general and administrative expenses. SG&A expenses in the second quarter of 2006 increased to $67.7 million compared to $60.7 million in the second quarter of 2005, an increase of $7.0 million or 11.5%. SG&A expenses as a percentage of net sales decreased to 59.0% in the second quarter of 2006 compared to 59.3% in the second quarter of 2005, due to decreased SG&A expenses, as a percentage of net sales, at the Company’s Mexican and U.S. subsidiaries.
     In Mexico, SG&A expenses in the second quarter of 2006 increased by $5.9 million, or 17.6%, to $39.5 million compared to $33.6 million in the second quarter of 2005 as a result of increased variable expenses in line with the increase in net sales. SG&A expenses increased as a percentage of net sales to 48.2% in the second quarter of 2006 compared to 47.3% in the second quarter of 2005. The increase in SG&A expenses as a percentage of net sales was primarily due to increased bad debt expense, increased promotional expenses related to additional promotions to motivate the consultants and legal expenses.
     In the United States, SG&A expenses in the second quarter of 2006 decreased by $0.9 million, or 5.7%, to $15.0 million from $15.9 million in the second quarter of 2005. SG&A expenses as a percentage of net sales were 60.7% in the second quarter of 2006 compared to 70.7% in the second quarter of 2005. The decrease in SG&A expenses as a percentage of net sales and in total was primarily attributable to decreased depreciation expense. In 2005, the Company changed its estimate of the useful life of the Company’s United States commercial software and therefore the software was fully depreciated by the end of 2005. Also, the Company had savings related to unfilled employment positions in information technology.
     In Europe, SG&A expenses in the second quarter of 2006 increased by $0.3 million, or 4.9% to $6.4 million from $6.1 million in the second quarter of 2005. SG&A expenses as a percentage of net sales in Europe increased to 79.0% in the second quarter of 2006 from 71.8% in the second quarter of 2005 as a result of the unfavorable impact of reduced net sales on fixed expenses, incrementally higher personnel expenses in Switzerland related to the change in field personnel and additional expenses in Italy, including marketing and call center expenses.
     SG&A expenses in the Company’s other markets in the second quarter of 2006 increased by $0.3 million, to $0.6 million compared to $0.3 million during the second quarter of 2005 as a result of additional expenses in developing markets, including expenses to begin operations in Russia.

     SG&A expenses in “Corporate, Unallocated and Other” increased to $6.2 million during the second quarter of 2006 compared to $4.8 million in the second quarter of 2005, as a result of additional bonus related accruals related to the change in senior management.
     Exchange (loss) gain. The Company’s foreign exchange loss was $2.3 million during the second quarter of 2006 compared to an exchange gain of $2.6 million during the second quarter of 2005, an unfavorable change of $4.9 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt at Jafra Distribution and gains and losses arising from other foreign currency-denominated transactions, including remeasurement of U.S. dollar-denominated intercompany accounts. During the second quarter of 2006, the Company recognized $3.4 million of losses related to the remeasurement of U.S. dollar-denominated debt at Jafra Mexico as the peso has devalued during the second quarter of 2006 compared to the U.S. dollar and Jafra Mexico’s functional currency is the Mexican peso, $0.8 million of gains on option contracts and $0.3 million of gains on other foreign currency transactions. During the second quarter of 2005, the Company recognized $3.2 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt, $1.6 million of losses on option contracts and $1.0 million of gains on other foreign currency transactions.
     Interest expense, net of interest income. Net interest expense (including interest income) in the second quarter of 2006 decreased to $3.6 million from $4.6 million in the second quarter of 2005, a decrease of $1.0 million. The decrease in net interest expense was primarily due to the repayment of all borrowings under the Restated Credit Agreement.
     Other Expense, net. During the second quarter of 2006, the Company recorded $0.3 million of other expense compared to $0.1 million in the second quarter of 2005.
     Income tax expense. Income tax expense was $5.8 million during the second quarter of 2006 compared to $4.8 million during the second quarter of 2005. During the second quarter of 2006, the effective tax rate was 33.7% as a result of the lower effective tax rate in the Company’s Mexico subsidiares due to a lower Mexico statutory rate and certain permanent differences. The effective rate in the Company’s U.S. subsidiary was greater than the statutory rate because of state taxes and certain permanent differences. During the second quarter of 2005, the effective income tax rate was 27.4% and was different than the federal income tax rates due to certain permanent differences and pretax income in the Company’s European and South America subsidiaries without any associated income tax expense due to the utilization of net loss carryforwards.
     Net income (loss). Net income was $11.4 million in the second quarter of 2006, compared to $12.7 million in the second quarter of 2005, a decrease of $1.3 million. This decrease was the result of a $7.0 million increase in selling, general and administrative expenses, a $4.9 million unfavorable change in exchange (loss) gain, a $0.2 million increase in other expense, and a $1.0 million increase in income tax expenses, partially offset by a $10.8 million increase in gross profit and a $1.0 million decrease in net interest expense.

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Six Months Ended June 30, 2006
Net sales	$172.8	$47.5	$15.5	$0.1	$—	$235.9
Cost of sales	39.3	11.2	3.1	0.1	(2.3)	51.4

Gross profit	133.5	36.3	12.4	0.0	2.3	184.5
Selling, general and administrative expenses	83.8	29.4	11.7	1.0	10.4	136.3

Income (loss) from operations	$49.7	$6.9	$0.7	$(1.0)	$(8.1)	$48.2

Six Months Ended June 30, 2005
Net sales	$137.7	$44.8	$16.3	$0.3	$—	$199.1
Cost of sales	32.6	9.8	2.6	0.1	(1.6)	43.5

Gross profit	105.1	35.0	13.7	0.2	1.6	155.6
Selling, general and administrative expenses	67.0	32.3	12.3	0.5	8.9	121.0

Income (loss) from operations	$38.1	$2.7	$1.4	$(0.3)	$(7.3)	$34.6

     Net sales. Net sales in the first six months of 2006 increased to $235.9 million from $199.1 million in the first six months of 2005, an increase of $36.8 million, or 18.5%. In local currencies, net sales increased 17.3% in the first six months of 2006 compared to the first six months of 2005. The increase in net sales was primarily driven by an increase in the average number of consultants and an increase in consultant productivity. The Company’s average number of consultants in the six months ended June 30, 2006 increased to approximately 476,000 compared to 428,000 in the comparable prior year period, an increase of 48,000 or 11.2%. Total Company consultant productivity in the first six months of 2006 increased by 6.6% compared to the first six months of 2005.
     In Mexico, net sales in the first six months of 2006 increased by $35.1 million or 25.5% to $172.8 million compared to $137.7 million in the first six months of 2005 as a result of an increase in the average number of consultants and an increase in consultant productivity. The average number of consultants in Mexico increased to approximately 391,000 in the first six months of 2006 compared to 340,000 in the first six months of 2005. The increase in the average number of consultants was primarily the result of a larger beginning balance in 2006 compared to 2005 and more successful sponsoring, specifically in the first quarter of 2006. Consultant productivity in Mexico increased 8.9% during the first six months of 2006 compared to the first six months of 2005 primarily as a result of the successful productivity promotions and more favorable product mix with less promotional items.
     In the United States, including the Dominican Republic, net sales in the first six months of 2006 increased to $47.5 million compared to $44.8 million in the first six months of 2005, an increase of $2.7 million, or 6.0%. In the United States, the increase in net sales was the result of an increase in net sales in the Hispanic Group.
     Net sales in the Hispanic Group (including the Dominican Republic) increased to $35.9 million in the first six months of 2006 compared to $33.0 million in the first six months of 2005, an increase of $2.9 million or 8.8%. The net sales increase in the first six months of 2006 compared to the first six months of 2005 was the result of an increase in the average number of consultants and increase in consultant productivity. The Hispanic Group started off with fewer consultants at the beginning of 2006 compared to the beginning of 2005. However, the Hispanic Group had better sponsoring results with the use of promotional consultant cases and a well accepted special 50th anniversary consultant case. The Hispanic Group also had less consultant attrition during the first six months of 2006 compared to 2005 because of successful retention programs. The average number of consultants in the Hispanic Group in the first six months of 2006 was approximately 47,000 compared to 46,000 in the first six months of 2005. Consultant productivity increased 7.4% in the first six months of 2006 compared to the first six months of 2005 primarily as a result of attractive marketing promotions which have resulted in an increase in the average overall order size.

     Net sales in the U.S. Division decreased 1.7% to approximately $11.6 million in the first six months of 2006 compared to $11.8 million in the first six months of 2005 as a result of a decrease in the average number of consultants partially offset by increased consultant productivity of 6.0%. The average number of consultants in the U.S. Division decreased to approximately 20,000 in the first six months of 2006 compared to approximately 22,000 in the first six months of 2005, a decrease of 2,000 or 9.1%. The decrease in the average number of consultants was primarily the result of fewer consultants at the beginning of 2006 compared to 2005. The U.S. Division has identified growing the consultant base as one of its key objectives. As a result of this focus, the U.S. Division had increased sponsoring and better retention in the first six months of 2006 compared to the first six months of 2005.
     In Europe, net sales decreased to $15.5 million in the first six months of 2006 compared to $16.3 million in the first six months of 2005, a decrease of $0.8 million, or 4.9%. The decrease was the result of a decrease in the average number of consultants partially offset by a 4.2% increase in consultant productivity. During 2005, a new career plan was implemented in Germany, Austria and Holland to encourage and reward consultants for sponsoring and retention and to focus on long-term growth. The new career plan has been adopted by the consultants at a much slower pace than originally planned and the Company is working with field leaders to focus the leaders on sponsoring new consultants. As a result of the slow adoption, the average number of consultants in Germany, Austria and Holland has decreased in the first six months of 2006 compared to the first six months of 2005. The average number of consultants has increased in Italy and Switzerland in the first six months of 2006 compared to 2005 due to successful recruiting campaigns and incentives.
     Net sales in the other markets decreased to $0.1 million in the first six months of 2006 compared to $0.3 million in the first six months of 2005 and were due to liquidation of final inventory in the Company’s Brazil subsidiary.
     Gross profit. Consolidated gross profit in the first six months of 2006 increased to $184.5 million from $155.6 million in the first six months of 2005, an increase of $28.9 million, or 18.6%. Gross profit as a percentage of net sales (gross margin) was constant at 78.2% in each period.
     In Mexico, gross margin in the first six months of 2006 increased to 77.3% compared to 76.3% in the first six months of 2005 primarily as a result of better margins on regular line sales and fewer promotional offerings during the first six months of 2006 compared to the first six months of 2005.
     In the United States, gross margin decreased to 76.4% in the first six months of 2006 compared to 78.1% in the first six months of 2005. The decreased gross margin the the United States was primarily the result of lower margins on new products and non-commissionable sales and additional reserves for slow moving inventory in the Dominican Republic.
     In Europe, gross margin in the first six months of 2006 decreased to 80.0% compared to 84.0% in the first six months of 2005 primarily as a result of additional reserves for slow moving inventory in part related to the new color pallette and packaging to be launched during the third quarter of 2006.
     Selling, general and administrative expenses. SG&A expenses in the first six months of 2006 increased to $136.3 million, an increase of $15.3 million, or 12.6%, compared to $121.0 million in the first six months of 2005. SG&A expenses as a percentage of net sales decreased to 57.8% in the first six months of 2006 compared to 60.8% in the first six months of 2005 due primarily to decreased SG&A expenses, as a percentage of net sales, at the Company’s Mexican and United States subsidiaries.
          In Mexico, SG&A expenses in the first six months of 2006 increased by $16.8 million, or 25.1% to $83.8 million compared to $67.0 million in the first six months of 2005. SG&A expenses decreased as a percentage of net sales to 48.5% in the first six months of 2006 compared to 48.7% in the first six months of 2005. The decrease in SG&A expenses, as a percentage of sales was the result of the favorable impact of fixed costs on greater sales, partially offset by costs to process relatively more orders, bad debt expenses, an additional promotion and legal fees.
     In the United States, SG&A expenses in the first six months of 2006 decreased by $2.9 million, or 9.0% to $29.4 million compared to $32.3 million in the first six months of 2005. SG&A expenses as a percentage of net sales were 61.9% in the first six months of 2006 compared to 72.1% in the first six months of 2005. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to decreased depreciation expense related to the acceleration of the depreciation as a result of the shortening of the useful life of the Company’s commercial software system in 2005. Additionally, the U.S. had savings in personnel related expenses in information technology.
     In Europe, SG&A expenses in the first six months of 2006 decreased by $0.6 million, or 4.9% to $11.7 million compared to $12.3 million in the first six months of 2005, in line with the decrease in net sales. SG&A expenses as a percentage of net sales in Europe were constant at 75.5% in the first six months of 2006 and the first six months of 2005.
     SG&A expenses in the Company’s other markets in the first six months of 2006 increased by $0.5 million to $1.0 million compared to $0.5 million in the first six months of 2005. The increase in expenses in other markets was primarily related to expenses necessary to start up operations in Russia.
     SG&A expenses in “Corporate, Unallocated and Other” increased to $10.4 million compared to $8.9 million during the first six months of 2005. The increase was the result of additional bonus related expenses for the change in senior management.
     Exchange (loss) gain. The Company’s foreign exchange loss was $2.4 million for the first six months of 2006 compared to an exchange gain of $2.1 million in the first six months of 2005. During the first six months of 2006, the Company recognized $5.2 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt at Jafra Mexico as the peso has devalued during the first six months of 2006 compared to the U.S. dollar and Jafra Mexico’s functional currency is the Mexican peso, $1.1 million of exchange gains on option contracts and $1.7 million of exchange gains on other foreign currency transactions. During the first six months of 2005, the Company recognized $3.0 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt, $1.7 million of losses on option contracts and $0.8 million of gains on other foreign currency transactions.
     Interest expense, net of interest income. Net interest expense (including interest income) in the first six months of 2006 decreased to $7.2 million compared to $9.7 million in the first six months of 2005. The decrease in net interest expense was primarily due to the decrease in the debt balance and specifically the repurchase of $69.5 million principal of 10 3/4% Notes during the first quarter of 2005.
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
     Other Expense, net. During the first six months of 2006, the Company recorded $1.7 million of other expenses compared to $0.1 million in the first six months of 2005. Other expense during the first six months of 2006 primarily related to the reclassification of accumulated other comprehensive loss to other expense.
     Income tax expense. Income tax expense was $11.9 million in the first six months of 2006 compared to $6.8 million in the first six months of 2005. During the first six months of 2006, the effective tax rate was 32.2% and was different than the federal income tax rate due to higher rates in the United States subsidiary related to state income taxes and permanent differences and pretax losses in other markets without any associated tax benefit. This rate was partially offset by a lower effective tax rate in the Company’s Mexico subsidiaries as a result of a lower staturory rate and certain permanent differences. During the first six months of 2005, the effective income tax rate was 39.8% and was different than the federal income tax rates due to certain permanent differences, including the write-off of $1.8 million of certain deferred tax assets in the Company’s United States subsidiary, and pretax income in the Company’s European and South American subsidiaries without any associated income tax expense due to the utilization of net loss carryforwards.

     Net income. Net income was $25.0 million in the first six months of 2006 compared to $10.3 million in the first six months of 2005, an increase of $14.7 million. The increase was the result of a $28.9 million increase in gross profit, a $2.5 million decrease in net interest expense, the elimination of $9.8 million loss on extinguishment of debt, partially offset by a $15.3 million increase in selling, general and administrative expenses, a $4.5 million unfavorable change in exchange (loss) gain, net, a $1.6 million increase in other expense and a $5.1 million increase in income tax expense.
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
     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At June 30, 2006, there were no borrowings under the Restated Credit Agreement.
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

     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. Thereafter, the 10 3/4% Notes will be redeemable on a pro rata basis at premiums declining to par in the sixth year. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69.5 million of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79.1 million. As a result of this redemption and the redemption of $0.5 million of the 10 3/4% Notes during 2004, $130.0 million principal amount of the 10 3/4% Notes was outstanding at June 30, 2006 and December 31, 2005.
     In connection with the February 17, 2005 redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt in the accompanying consolidated statements of income during the six months ended June 30, 2005.
     As of June 30, 2006 and December 31, 2005, approximately $3.6 million and $4.3 million respectively of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of June 30, 2006, the Company and its subsidiaries were in compliance with all covenants.
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
     The Company believes that its existing cash, cash flow from operations and availability under the Restated Credit Agreement will provide sufficient liquidity to meet the Company’s cash requirements and working capital needs over the next years.
Cash Flows
     Net cash provided by operating activities was $14.8 million for the six months ended June 30, 2006 compared to $9.2 million for the six months ended June 30, 2005, an increase of $5.6 million. Net cash provided by operating activities for the six months ended June 30, 2006 consisted of $25.0 million of net income adjusted for depreciation of $2.4 million, provision for uncollectible accounts receivable of $6.2 million, unrealized foreign exchange losses of $2.5 million and $8.6 million use of deferred income taxes. This was partially offset by $13.3 million of uses in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities were a $13.6 million increase in accounts receivable in part due to the increase in net sales, an $11.9 million increase in inventories in part related to new product launches and in response to certain low stock issues, offset by a $4.3 million increase in accounts payable and accrued liabilities and a $9.0 million increase in income taxes payable. The significant elements of net cash used in changes in operating assets and liabilities during the six months ended June 30, 2005 were a decrease of $6.7 million in accounts payable and accrued liabilities and a $1.6 decrease income taxes payable.
     Net cash used in investing activities was nominal for the six months ended June 30, 2006 compared to $1.4 million for the six months ended June 30, 2005 primarily related to the purchase of property and equipment and investments related to the supplemental savings plan in the Company’s U.S. subsidiary.
     There were no financing activities during the six months ended June 30, 2006 compared to net cash used in financing activities of $8.4 million for the six months ended June 30, 2005. Net cash used in financing activities for the six months ended June 30, 2005 included a $79.1 million equity contribution from the shareholder, Jafra S.A., and net borrowings under the Restated Credit Agreement of $46.0 million, offset by $69.5 million of repurchase of subordinated debt, $44.0 million repayments under the Restated Credit Agreement and $20.0 million repayment of the Vorwerk note.
     The effect of exchange changes on cash was $0.6 million during the six months ended June 30, 2006.

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

     In June 2006, the FASB issued FASB Interpretation No. (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This Interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this Interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation.
Business Trends and Initiatives
     The Company’s Mexico subsidiary has reported net sales growth during the first six months of 2006 and during the last several years as a result of increases in the consultant base. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 73% of total net sales for the six months ended June 30, 2006 and 71% of total net sales for the year ended December 31, 2005. The Company’s Mexico subsidiary continues to focus on recruiting new consultants and retaining new consultants.
     In the United States, the Company has renewed its focus on recruiting new consultants. Although recruiting has been an important part of the U.S. strategy, the U.S. has changed its focus to recruit and sponsor all potential consultants instead of focusing on potential career consultants. In April, the United States modified its program to eliminate certain requirements to obtain the maximum commission. This was done in an effort to enhance recruiting capabilities of the consultants. Although the net sales increase for the six months ended June 30, 2006 was primarily due to increased productivity, the number of sponsored consultants during the first six months of 2006 was better than the number sponsored during the first six months of 2005 and the Hispanic Division had an increase in the number of consultants which contributed to the increase in net sales.
     Net sales in Europe have decreased in the first six months of 2006 compared to the first six months of 2005, primarily as result of fewer consultants. The programs in Germany, Austria and Netherlands were changed during the second quarter of 2005 to focus on recruiting and long term growth. Implementation of this new program has taken longer than expected and the Europe subsidiaries are working with leaders to focus on recruiting.
     The Company has established a subsidiary in Russia and anticipates beginning sales during the third quarter of 2006. The Company also continues to evaluate expansion or re-entry into other foreign markets including Indonesia and Brazil. The Company expects to incur S,G&A expenses of at least $2.2 million related to such efforts in these markets in 2006. The Company continues to serve other markets through distributorship agreements with third party distributors, including Brazil.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2005. No significant changes have occurred during the first six months of 2006 in relation to the interest rate risk or the Company’s credit standing.
Foreign Currency Risk
     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiares and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. However, 80% of the Company’s revenue for first six months of 2006 was generated in countries with a functional currency other than the U.S. dollar, and 73% of the Company’s revenue for the first six months of 2006 was denominated in Mexican pesos. As a result, the Company’s earnings and cash flows for the three and six months ended June 30, 2006 were exposed to fluctuations in foreign currency exchange rates.
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
     The Company uses foreign currency option contracts to hedge against exposures to currency risk relating to its forecasted U.S. dollar-denominanted expenditures at Jafra Mexico. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 682,000,000 and 828,000,000 in put and call positions at June 30, 2006 and December 31, 2005, respectively. The outstanding foreign currency option contracts outstanding at June 30, 2006 mature at various dates through September 28, 2007. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of June 30, 2006 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At June 30, 2006:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	162,000	11.55-12.73	$(192)	July-Sept. 2006
Mexican peso	217,000	11.66-12.28	(133)	Oct.-Dec. 2006
Mexican peso	110,000	12.03-12.34	(74)	Jan.-Mar. 2007
Mexican peso	113,000	11.86-12.10	22	Apr.-June 2007
Mexican peso	80,000	12.14-12.17	26	July.-Sept. 2007

	682,000		$(351)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	162,000	10.47-11.48	$(65)	July-Sept. 2006
Mexican peso	217,000	10.56-11.12	28	Oct.-Dec. 2006
Mexican peso	110,000	10.90-11.24	(35)	Jan.-Mar. 2007
Mexican peso	113,000	10.75-11.00	12	Apr.-June 2007
Mexican peso	80,000	11.04-11.07	(14)	July.-Sept. 2007

	682,000		$(74)

     The following table provides information about the details of the Company’s option contracts as of December 31, 2005 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $425,000 and $2,944,000 at June 30, 2006 and December 31, 2005, respectively, represents the carrying value and was recorded in accrued liabilities in the consolidated balance sheets.

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
There has been no change in the Company’s internal controls or procedures during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

/s/ EUGENIO LOPEZ Eugenio Lopez
Chief Executive Officer

/s/ ENRIQUE MARCO

Enrique Marco
Chief Financial Officer (Principal Financial Accounting Officer)

/s/ STACY WOLF

Stacy Wolf
Corporate Controller (Principal Accounting Officer)
Date August 14, 2006