Form 10-Q
period 2006-09-30
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2006-11-13
CIK 1248305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
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
     At November 9, 2006, there were 316,420 shares of Common stock, par value $100 per share, outstanding.

JAFRA WORLDWIDE HOLDINGS (Lux) S.àR.L. AND SUBSIDIARIES
Index to Financial Statements and Exhibits
Filed with the Quarterly Report of the Company on Form 10-Q
For the Three and Nine Months Ended September 30, 2006

* Jafra Worldwide Holdings (Lux) S.àr.l. (the “Parent”) is the parent company of Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) and Jafra Cosmetics International, Inc. (“JCI”), which severally issued 10 3/4% Subordinated Notes (the “10 3/4% Notes”). The Parent has fully and unconditionally guaranteed the 10 3/4% Notes on a senior subordinated basis and is a “voluntary filer” of reports under the Securities Exchange Act of 1934 pursuant to a covenant under the indenture relating to the 10 3/4% Notes. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. Jafra Cosmetics International, S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”), indirect subsidiaries of the Parent, have fully and unconditionally guaranteed the obligations of Jafra Distribution under the 10 3/4% Notes. As such, the Parent is filing separate financial statements of JCI, Jafra Distribution and Jafra Cosmetics S.A. in addition to its own financial statements, in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$29,783	$24,819
Receivables, net	50,210	43,398
Inventories, net	56,856	38,930
Prepaid income taxes	1,616	2,590
Prepaid expenses and other current assets	8,031	8,931
Deferred income taxes	25,092	15,278
Assets from discontinued operations	—	27

Total current assets	171,588	133,973

Property and equipment, net	50,398	54,412

Other assets:
Goodwill	63,584	64,794
Trademarks	42,070	43,437
Deferred financing fees, employee supplemental savings plan and other assets	9,514	11,451
Noncurrent assets from discontinued operations	—	33

Total assets	$337,154	$308,100

LIABILITIES AND STOCKHOLDER’S EQUITY

Current liabilities:
Accounts payable	$22,732	$18,839
Accrued liabilities	54,250	58,432
Income taxes payable	17,137	4,269
Deferred income taxes	968	—
Liabilites from discontinued operations	—	40

Total current liabilities	95,087	81,580

Long-term debt	114,557	130,000
Deferred income taxes	18,859	21,072
Employee supplemental savings plan and other long-term liabilities	5,617	5,917

Total liabilities	234,120	238,569

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, par value $100; 316,420 shares authorized, issued and outstanding in 2006 and 2005	31,642	31,642
Additional paid-in capital	51,769	51,769
Retained earnings (deficit)	27,608	(8,390)
Accumulated other comprehensive loss	(7,985)	(5,490)

Total stockholder’s equity	103,034	69,531

Total liabilities and stockholder’s equity	$337,154	$308,100

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$115,615	$105,827	$351,481	$304,936
Cost of sales	27,994	24,880	79,422	68,400

Gross profit	87,621	80,947	272,059	236,536
Selling, general and administrative expenses	67,012	63,645	203,296	184,612

Income from operations	20,609	17,302	68,763	51,924
Other income (expense):
Exchange gain (loss), net	1,587	(371)	(783)	1,708
Interest expense	(3,925)	(4,142)	(11,813)	(13,963)
Interest income	433	96	1,129	260
Loss on extinguishment of debt	(1,592)	—	(1,592)	(9,753)
Other expense	(107)	(102)	(1,588)	(315)
Other income	277	52	143	136

Income before income taxes	17,282	12,835	54,259	29,997
Income tax expense	6,323	3,888	18,261	10,709

Income from continuing operations	10,959	8,947	35,998	19,288
Loss on discontinued operations, net of income tax expense of $0.0 million in 2005	—	(2)	—	(19)

Net income	$10,959	$8,945	$35,998	$19,269

See accompanying notes to consolidated financial statements

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$35,998	$19,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,041	10,021
Amortization and write off of deferred financing fees	1,225	3,028
Provision for uncollectible accounts receivable	7,881	6,439
Unrealized foreign exchange and derivative losses (gains)	425	(3,395)
Deferred income taxes	(11,112)	(4,625)
Changes in operating assets and liabilities:
Receivables	(15,893)	(1,205)
Inventories	(18,838)	(1,214)
Prepaid expenses and other current assets	(300)	92
Other assets	313	221
Accounts payable and accrued liabilities	4,592	(5,967)
Income taxes payable/prepaid	13,920	652
Other long-term liabilities	(407)	415
Net operating activities of discontinued operations	20	52

Net cash provided by operating activities	21,865	23,783

Cash flows from investing activities:
Purchases of property and equipment	(1,296)	(2,975)
Other and investments related to employee supplemental savings plan	400	(543)

Net cash used in investing activities	(896)	(3,518)

Cash flows from financing activities:
Repurchase of subordinated debt	(15,443)	(69,500)
Borrowings under revolving credit facility	—	46,000
Repayments under revolving credit facility	—	(56,375)
Repayment of Vorwerk note	—	(20,000)
Equity contribution from shareholder	—	79,100

Net cash used in financing activities	(15,443)	(20,775)
Effect of exchange rate changes on cash	(562)	(770)

Net increase (decrease) in cash and cash equivalents	4,964	(1,280)
Cash and cash equivalents at beginning of period	24,819	10,586

Cash and cash equivalents at end of period	$29,783	$9,306

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
     The accompanying unaudited interim consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 and the accompanying unaudited consolidated balance sheet as of December 31, 2005 reflect the operations of the Parent and its subsidiaries and are referred to collectively as the “Company.” Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”) and Distribuidora Comercial Jafra, S.A. de C.V. (“Jafra Distribution”) are collectively referred to as “Jafra Mexico.”
     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, including normal recurring adjustments, necessary to fairly state the Company’s consolidated financial statements as of September 30, 2006 and for the interim periods presented. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
     New Accounting Pronouncements. In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the operations of the Company.
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
     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 was applied for fiscal years ending after June 15, 2005. Adoption of this consensus did not have an impact on the Company’s disclosures.

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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently use the roll-over method for quantifying identified financial statement misstatements.
     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect”

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
     The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company is currently assessing the impact of this statement.
(2) Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$14,286	$11,165
Finished goods	42,570	27,765

Total inventories	$56,856	$38,930

(3) Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land	$15,875	$16,193
Buildings	18,294	17,255
Machinery, equipment and other	44,772	56,982

	78,941	90,430
Less accumulated depreciation.	28,543	36,018

Property and equipment, net	$50,398	$54,412

(4) Goodwill and Other Intangible Assets.
     The Company’s intangible assets consist of trademarks and goodwill. The Company has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks decreased $1,367,000 to $42,070,000 at September 30, 2006 from $43,437,000 at December 31, 2005 as a result of foreign currency translation. The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

	United			Consolidated
Goodwill	States	Mexico	Europe	Total
Balance as of December 31, 2005.	$32,188	$27,837	$4,769	$64,794
Translation effect	—	(884)	(326)	(1,210)

Balance as of September 30, 2006	$32,188	$26,953	$4,443	$63,584

(5) Income Taxes
     The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rates to income before taxes for the three and nine months ended September 30, 2006 primarily due to (i) state income taxes and other permanent differences in the Company’s U.S. subsidiary and (ii) permanent differences in the Company’s Mexican subsidiaries. The actual income tax rate of the Company differs from the “expected” tax rate, computed by applying the federal corporate rate to income before income taxes for the three

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
and nine months ended September 30, 2005 primarily due to (i) state income taxes and other permanent differences including the write off of foreign tax and research and development credits in the Company’s U.S. subsidiary in the first quarter of 2005 and (ii) permanent differences in the Company’s Mexican subsidiaries.
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
     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At September 30, 2006 and December 31, 2005, there were no borrowings under the Restated Credit Agreement.
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
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. In September, 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by the Company’s Restated Credit Agreement. The note repurchases may take place at management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. JCI and Jafra Distribution intend to obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion. Apart from such voluntary transactions, the notes can be redeemed in whole or in part commencing on May 15, 2007 at premiums declining to par in the sixth year.
     On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79,100,000.
     In connection with the February 17, 2005 redemption, the Company paid $7,472,000 of premiums and wrote off approximately $2,281,000 of previously capitalized deferred financing fees. As a result, the Company recorded $9,753,000 as loss on extinguishment of debt in the accompanying consolidated statements of income during the nine months ended September 30, 2005.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     During the third quarter of 2006, the Issuers repurchased $15,443,000 of the original $200 million of 10 3/4% Notes at redemption prices between 107.75 and 107.73 with cash generated through operations.
     In connection with this repurchase, the Company paid $1,196,000 above the stated value and wrote-off approximately $396,000 of previously capitalized deferred financing fees. As a result, the Company recorded $1,592,000 as loss on extinguishment of debt in the accompanying consolidated statements of income during the three and nine months ended September 30, 2006.
     As a result of these repurchases and redemptions and the redemption of $500,000 of the 10 3/4% Notes during 2004, $114,557,000 and $130,000,000 principal amount of the 10 3/4% Notes was outstanding at September 30, 2006 and December 31, 2005, respectively.
     As of September 30, 2006 and December 31, 2005, approximately $2,978,000 and $4,262,000, respectively of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2006, the Company and its subsidiaries were in compliance with all covenants.
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
(7) Restructuring Charges
     During the year ended December 31, 2004, the Company recorded a total of $5,017,000 of restructuring and impairment charges. Of these charges, $2,838,000 related primarily to the transfer in 2004 of substantially all of its skin and body care manufacturing operations to its facilities in Mexico from the United States. Additionally, during the year ended December 31, 2004, the Company recorded $2,179,000 of severance related charges related to the resignation of four members of management. The ending balance at September 30, 2006 represents severance related charges and is expected to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Opening balance	$169	$1,697	$459	$2,391
Additions	—	—	—	—
Charges against reserves	(117)	(900)	(407)	(1,594)

Ending balance	$52	$797	$52	$797

(8) Comprehensive Income
     Comprehensive income is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$10,959	$8,945	$35,998	$19,269
Unrealized and deferred realized loss on derivatives	—	—	—	(74)
Reclassification of deferred realized loss to exchange gain (loss)	—	—	—	131
Reclassification of deferred realized loss to cost of sales	—	—	—	8
Foreign currency translation adjustments	2,433	(816)	(2,495)	(438)

Comprehensive income	$13,392	$8,129	$33,503	$18,896

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
     The Company’s business is comprised of one industry segment, direct selling, with worldwide operations. The Company is organized into geographical business units that each sell the full line of Jafra cosmetics, skin care, body care, fragrances, and other products. The Company has three reportable business segments: Mexico, the United States, including the Dominican Republic, and Europe. Business results for subsidiaries in South America, Thailand, Russia and exploration of new markets are combined and included in the following table under the caption “All Others.”
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

		United States
		and the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
	(in thousands)
As of and for the three months ended September 30, 2006
Net sales	$85,018	$24,230	$6,345	$22	$—	$115,615
Income (loss) from operations	21,338	3,946	61	(866)	(3,870)	20,609
Depreciation	1,220	336	53	27	—	1,636
Segment assets	230,036	89,287	16,710	2,085	(964)	337,154
Goodwill	26,953	32,188	4,443	—	—	63,584

For the three months ended September 30, 2005
Net sales	$76,914	$22,167	$6,661	$85	$—	$105,827
Income (loss) from operations	19,696	2,367	109	(204)	(4,666)	17,302
Depreciation	970	2,280	59	7	—	3,316

As of December 31, 2005
Segment assets	$210,868	$82,448	$15,009	$716	$(1,001)	$308,040
Assets from discontinued operations	—	—	—	60	—	60
Goodwill	27,837	32,188	4,769	—	—	64,794

For the nine months ended September 30, 2006
Net sales	$257,819	$71,701	$21,847	$114	$—	$351,481
Income (loss) from operations	71,034	10,891	686	(1,930)	(11,918)	68,763
Depreciation	2,790	1,040	160	51	—	4,041
Capital expenditures	749	183	62	302	—	1,296

For the nine months ended September 30, 2005
Net sales	$214,590	$66,980	$22,937	$429	$—	$304,936
Income (loss) from operations	57,790	5,109	1,481	(517)	(11,939)	51,924
Depreciation	2,868	6,885	247	21	—	10,021
Capital expenditures	2,041	697	237	—	—	2,975

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
Corporate, unallocated and other includes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Corporate expenses	$(3,806)	$(3,618)	$(11,762)	$(9,986)
Unusual charges(1)	(64)	(648)	(156)	(1,553)

Total corporate, unallocated and other	$(3,870)	$(4,266)	$(11,918)	$(11,539)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges not related to the normal operations of the business.
(10) Foreign Currency Option Contracts
     The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency option contracts (“option contracts”) to hedge against exposures to currency risk relating to its forecasted U.S. dollar-denominanted expenditures. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these call options would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate
     The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on option contracts put into place subsequent to that date were recorded directly as a component of exchange loss. Therefore, at September 30, 2006 and December 31, 2005, the Company did not have any gains or losses deferred as a component of other comprehensive income.
     During the three and nine months ended September 30, 2006, the Company recognized losses of approximately $386,000 and gains of approximately $662,000, respectively, on option contracts as a component of exchange gain (loss) on the accompanying consolidated statements of income. During the three and nine months ended September, 30, 2005, the Company recognized losses of approximately $1,619,000 and $3,207,000, respectively, on option contracts as a component of exchange gain (loss) on the accompanying consolidated statements of income.
     The fair value of the option contracts was $484,000 and $2,944,000 at September 30, 2006 and December 31, 2005, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 780,000,000 and 828,000,000 in put and call positions at September 30, 2006 and December 31, 2005, respectively, and mature at various dates through January 30, 2008. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(11) Discontinued Operations and Ceased Operations
     During 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated a majority of the assets in 2003. As of September 30, 2006, the liquidation of all of these markets was complete. The results of the operations of these markets have been classified as discontinued operations in all periods presented in the statements of income prior to liquidation. The assets and liabilities from the discontinued operations prior to final liquidation have been segregated in the accompanying consolidated balance sheets.
     During the year ended December 31, 2005, the Company ceased direct selling operations in Argentina and during the year ended December 31, 2004, the Company ceased direct selling operations in Brazil. The Company continues to serve these markets through third party distributors.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$15,547	$9,479
Receivables, net	3,918	3,852
Inventories	13,115	9,398
Receivables from affiliates	22,165	8,251
Prepaid expenses and other current assets	3,129	2,344
Deferred income taxes	10,615	10,511

Total current assets	68,489	43,835

Property and equipment, net	16,234	17,118

Other assets:
Goodwill	36,631	36,957
Notes receivable from affiliates	8,792	13,338
Deferred financing fees, net	1,399	1,869
Employee supplemental savings plan and other assets	5,415	5,938

Total assets	$136,960	$119,055

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,756	$2,728
Accrued liabilities	16,793	22,124
Income taxes payable	6,318	2,472
Payables to affiliates	17,218	6,406

Total current liabilities	43,085	33,730

Long-term debt	45,823	52,000
Deferred income taxes	5,852	5,852
Note payable to affiliates	5,204	—
Employee supplemental savings plan and other long-term liabilities	5,618	5,917

Total liabilities	105,582	97,499

Commitments and contingencies	—	—

Stockholder’s equity:
Common stock, par value $.01: 1,000 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	35,958	35,958
Retained deficit	(2,185)	(12,173)
Accumulated other comprehensive loss	(2,395)	(2,229)

Total stockholder’s equity	31,378	21,556

Total liabilities and stockholder’s equity	$136,960	$119,055

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales to third parties	$30,575	$28,828	$93,548	$89,917
Sales to affiliates	897	249	2,183	640

Net sales	31,472	29,077	95,731	90,557
Cost of sales	8,756	6,660	25,432	20,508

Gross profit	22,716	22,417	70,299	70,049
Selling, general and administrative expenses	21,728	24,407	72,508	76,539
Management fee income from affiliates	(2,093)	(1,031)	(4,937)	(3,097)
Royalty income from affiliates, net	(5,556)	(5,373)	(19,083)	(16,577)

Income from operations	8,637	4,414	21,811	13,184
Other income (expense):
Exchange gain (loss), net	44	1	417	(374)
Interest expense	(1,545)	(1,745)	(4,587)	(5,912)
Interest income	149	83	596	361
Loss on extinquishment of debt	(645)	—	(645)	(3,963)
Other expense	(27)	(7)	(173)	(24)
Other income	277	100	133	170

Income before income taxes	6,890	2,846	17,552	3,442

Income tax expense	3,125	1,356	7,564	3,350

Net income	$3,765	$1,490	$9,988	$92

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,988	$92
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,200	7,132
Provision for uncollectible accounts receivable	336	335
Write off and amortization of deferred financing fees	470	1,296
Unrealized foreign exchange (gain) loss	(184)	326
Deferred income taxes	(104)	1,832
Changes in operating assets and liabilities:
Receivables	(270)	760
Inventories	(3,516)	1,244
Prepaid expenses and other current assets	(677)	369
Intercompany receivables and payables	(3,241)	9,486
Other assets	236	234
Accounts payable and accrued liabilities	(5,515)	(1,224)
Income taxes payable	3,806	(1,796)
Other long-term liabilities	(407)	415

Net cash provided by operating activities	2,122	20,501

Cash flows from investing activities:
Purchases of property and equipment	(245)	(934)
Other and investments related to employee supplemental savings plan	400	(543)

Net cash provided by (used in) investing activities	155	(1,477)

Cash flows from financing activities:
Repayments of subordinated debt	(6,177)	(27,800)
Repayment of Vorwerk note	—	(20,000)
Borrowings under revolving credit facility	—	43,000
Repayments under revolving credit facility	—	(45,000)
Advances from (to) affiliates	9,836	(1,120)
Equity contribution from Parent	—	31,662

Net cash provided by (used in) financing activities	3,659	(19,258)
Effect of exchange rate changes on cash	132	(288)

Net increase (decrease) in cash and cash equivalents	6,068	(522)
Cash and cash equivalents at beginning of period	9,479	5,748

Cash and cash equivalents at end of period	$15,547	$5,226

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
     The accompanying unaudited interim consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 and the accompanying unaudited consolidated balance sheet as of December 31, 2005 reflect the operations of Jafra Cosmetics International, Inc. and its subsidiaries (“JCI”).
     The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state JCI’s consolidated financial statements as of September 30, 2006 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising JCI have been eliminated in consolidation.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. JCI currently use the roll-over method for quantifying identified financial statement misstatements.
     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of JCI’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
     JCI will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. JCI is currently assessing the impact of this statement.
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	September
	30,	December 31,
	2006	2005
Land	$6,188	$6,188
Buildings	8,473	7,200
Machinery, equipment and other	13,379	25,174

	28,040	38,562
Less accumulated depreciation	11,806	21,444

Property and equipment, net	$16,234	$17,118

(3) Goodwill and Other Intangible Assets
     JCI’s intangible assets consist of trademarks and goodwill. JCI has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. The carrying value of trademarks increased $9,000 to $293,000 at September 30, 2006 from $284,000 at December 31, 2005 as a result of foreign currency translation. The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total
Balance as of December 31, 2005	$32,188	$4,769	$36,957
Translation effect	—	(326)	(326)

Balance as of September 30, 2006	$32,188	$4,443	$36,631

(4) Income Taxes
     The actual income tax rate of JCI differs from the “expected” tax rate, computed by applying the U.S. federal corporate rate of 35% to income before income taxes for the three and nine months ended September 30, 2006 and 2005, principally as the result of state income tax and in the nine months ended September 30, 2005, also certain permanent differences, including research and development credits and certain non-deductible expenses.
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
     On August 16, 2004, the Issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At September 30, 2006 and December 31, 2005, there were no borrowings under the Restated Credit Agreement.

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
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. In September 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by JCI’s Restated Credit Agreement. The note repurchases may take place at management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. JCI and Jafra Distribution intend to obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion. Apart from such voluntary transactions, the notes can be redeemed in whole or in part commencing on May 15, 2007 at premiums declining to par in the sixth year.
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
     During the third quarter of 2006, the Issuers repurchased $6,177,000 of the original $80 million of 10 3/4% Notes at redemption prices between 107.75 and 107.73 with cash generated through operations.
     In connection with this repurchase, JCI paid $479,000 above the stated value and wrote-off approximately $166,000 of previously capitalized deferred financing fees. As a result, JCI recorded $645,000 as loss on extinguishment of debt in the accompanying consolidated statements of income during the three and nine months ended September 30, 2006.
     As a result of these repurchases and redemptions and the redemption of $200,000 of the 10 3/4% Notes during 2004, $45,823,000 and $52,000,000 principal amount of the 10 3/4% Notes was outstanding at September 30, 2006 and December 31, 2005, respectively.
     As of September 30, 2006 and December 31, 2005, approximately $1,399,000 and $1,869,000, respectively, of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
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
(6) Restructuring Charges
     During the year ended December 31, 2004, JCI recorded a total of $4,790,000 of restructuring and impairment charges. Of these charges, $2,611,000 related primarily to the transfer in 2004 of substantially all of its skin and body care manufacturing operations to the Parent’s facilities in Mexico from the United States. Additionally, during the year ended December 31, 2004, JCI recorded $2,179,000 of severance related charges related to the resignation of four members of management. The ending balance at September 30, 2006 represents severance related charges and is expected to be paid by the end of 2006. A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Opening balance	$169	$1,697	$459	$2,391
Additions	—	—	—	—
Charges against reserves	(117)	(900)	(407)	(1,594)

Ending balance	$52	$797	$52	$797

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(7) Comprehensive Income
     Comprehensive income is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$3,765	$1,490	$9,988	$92
Foreign currency translation adjustments	3	(138)	(166)	76

Comprehensive income	$3,768	$1,352	$9,822	$168

(8) Related Party Transactions
     JCI distributes certain skin and body products to other affiliates of the Parent (“affiliates”). Sales to affiliates were made at cost plus a markup ranging from 0 to 11%. JCI purchased color and fragrance products, and starting in late 2004, most skin and body care products from Jafra Mexico totaling $5,354,000 and $16,978,000 for the three and nine months ended September 30, 2006, respectively, and $4,588,000 and $12,952,000 for the three and nine months ended September 30, 2005, respectively.
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
     JCI is charged a royalty by Jafra Cosmetics S.A. for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Cosmetics S.A. to JCI was $830,000 and $2,355,000 for the three and nine months ended September 30, 2006, respectively, and $674,000 and $2,166,000 for the three and nine months ended September 30, 2005, respectively, and was offset against royalty income from affiliates in the accompanying consolidated statements of operations.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,386,000 and $21,438,000 for the three and nine months ended September 30, 2006, respectively, and $6,047,000 and $18,743,000 for the three and nine months ended September 30, 2005, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s sales to third parties.
     JCI has granted loans to certain affiliates at annual interest rates ranging from 3% to approximately 5%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2005 and September 30, 2006 consist primarily of loans JCI has made to indirect subsidiaries of the Parent to fund certain of their operations in South America. Net interest income from affiliates was $41,000 and $247,000 for the three and nine months ended September 30, 2006, respectively, and $75,000 and $319,000 for the three and nine months ended September 30, 2005, respectively, and was included in interest income on the accompanying consolidated statements of operations.
     During the nine months ended September 30, 2006, JCI was granted a loan from an affiliate at an annual interest rate of 10% and has been recorded as a note payable to affiliates on the accompanying consolidated balance sheet.

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

	United States
	and the			Corporate,
	Dominican		All	Unallocated
	Republic	Europe (1)	Others	and Other	Total
As of and for the three months ended September 30, 2006
Net sales	$24,230	$6,345	$—	$897	$31,472
Income (loss) from operations	3,946	61	(1)	4,631	8,637
Depreciation	336	53	—	—	389
Segment assets	89,287	16,710	6	30,957	136,960
Goodwill	32,188	4,443	—	—	36,631

For the three months ended September 30, 2005
Net sales	$22,167	$6,661	$—	$249	$29,077
Income from operations	2,367	109	—	1,938	4,414
Depreciation	2,280	59	—	—	2,339

As of December 31, 2005
Segment assets	$82,448	$15,009	$9	$21,589	$119,055
Goodwill	32,188	4,769	—	—	36,957

For the nine months ended September 30, 2006
Net sales	$71,701	$21,847	$—	$2,183	$95,731
Income (loss) from operations	10,891	686	(10)	10,244	21,811
Depreciation	1,040	160	—	—	1,200
Capital expenditures	183	62	—	—	245

For the nine months ended September 30, 2005
Net sales	$66,980	$22,937	$—	$640	$90,557
Income from operations	5,109	1,481	—	6,594	13,184
Depreciation	6,885	247	—	—	7,132
Capital expenditures	697	238	—	—	935

(1)	excludes Jafra Poland sp.zo.o, a former indirect wholly-owned subsidiary of the Parent and affiliate of JCI
Corporate, unallocated and other includes (in thousands):

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Corporate expenses	$(4,378)	$(4,093)	$(14,638)	$(12,259)
Transaction with affiliates	7,657	6,404	24,028	19,674
Unusual charges(1)	1,352	(373)	854	(821)

Total corporate, unallocated and other	$4,631	$1,938	$10,244	$6,594

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses, expenses included in corporate expenses for management purposes but absorbed by entities outside of JCI and other charges not related to the normal operations of the business.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$69	$505
Receivables	563	366
Inventories	44,488	30,697
Receivables from affiliates	17,539	18,143
Prepaid income taxes	703	2,465
Prepaid expenses and other current assets	4,128	5,232
Deferred income taxes	—	1,109

Total current assets	67,490	58,517

Machinery and equipment, net	2,498	2,667

Other assets:
Trademarks	1,133	1,311
Deferred financing fees, net	1,579	2,393
Investment in preferred shares of affiliated company	128,547	132,763
Guarantee fee	1,984	2,368

Total assets	$203,231	$200,019

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,644	$12,623
Accrued liabilities	3,240	1,794
Income taxes payable	793	—
Payables to affiliates	799	3,143
Deferred income taxes	968	—

Total current liabilities	22,444	17,560

Long-term debt	68,734	78,000
Deferred income taxes	3,683	5,412

Total liabilities	94,861	100,972

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2006 and 2005	5	5
Additional paid-in capital	47,490	47,490
Retained earnings	65,191	52,495
Accumulated other comprehensive loss	(4,316)	(943)

Total stockholders’ equity	108,370	99,047

Total liabilities and stockholders’ equity	$203,231	$200,019

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Third party net sales	$25	$4	$102	$17
Sales to affiliates	48,208	42,898	140,216	118,650

Net sales	48,233	42,902	140,318	118,667
Cost of sales	30,377	27,493	86,474	72,902

Gross profit	17,856	15,409	53,844	45,765
Selling, general and administrative expenses	578	326	1,724	1,017
Management fee expense to affiliate	465	272	1,293	816
Service fee expense to affiliate	7,396	7,390	22,206	24,115

Income from operations	9,417	7,421	28,621	19,817
Other expense:
Exchange gain (loss), net	2,184	(61)	(2,246)	2,614
Interest expense	(2,317)	(2,358)	(7,144)	(7,892)
Interest income	—	—	83	21
Loss on extinguishment of debt	(947)	—	(947)	(5,790)
Other expense	(96)	(3)	(97)	(3)
Other income	14	—	14	—

Income before income taxes	8,255	4,999	18,284	8,767
Income tax expense	3,072	545	5,588	2,137

Net income	$5,183	$4,454	$12,696	$6,630

See accompanying notes to financial statements

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$12,696	$6,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	716	538
Write off and amortization of deferred financing fees	755	1,732
Unrealized foreign exchange and derivative loss (gain)	2,256	(2,901)
Deferred income taxes	348	1,163
Changes in operating assets and liabilities:
Receivables	(210)	37
Inventories	(14,905)	(2,220)
Prepaid expenses and other current assets	886	(72)
Intercompany receivables and payables	(2,237)	2,084
Other assets	(30)	—
Accounts payable and accrued liabilities	6,043	(1,324)
Income taxes payable	2,499	(2,809)

Net cash provided by operating activities	8,817	2,858

Cash flows from investing activities:
Purchases of property and equipment	(137)	(10)

Net cash used in investing activities	(137)	(10)

Cash flows from financing activities:
Repurchase of subordinated debt	(9,266)	(41,700)
Borrowings under revolving credit facility	—	3,000
Repayments under revolving credit facility	—	(11,375)
Contribution from shareholders	—	47,490

Net cash used in financing activities	(9,266)	(2,585)
Effect of exchange rate changes on cash	150	(294)

Net decrease in cash	(436)	(31)
Cash at beginning of period	505	83

Cash at end of period	$69	$52

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
     The accompanying unaudited interim financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 and the accompanying unaudited balance sheet as of December 31, 2005 reflect the operations of Jafra Distribution. The unaudited interim financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state Jafra Distribution’s financial statements as of September 30, 2006 and for the interim periods presented.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Jafra Distribution currently use the roll-over method for quantifying identified financial statement misstatements.
     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
     Jafra Distribution will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. Jafra Distribution is currently assessing the impact of this statement.
(2) Inventories
     Inventories consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Raw materials and supplies	$14,181	$11,061
Finished goods	30,307	19,636

Total inventories	$44,488	$30,697

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
(3) Machinery and Equipment
     Machinery and equipment consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Machinery, equipment and other	$3,480	$3,454
Less accumulated depreciation.	982	787

Machinery and equipment, net	$2,498	$2,667

(4) Investment in Affiliated Company
     On May 20, 2003, Jafra Distribution subscribed for and purchased a total of 13,642 shares of Series C preferred stock of Jafra Cosmetics S.A. de C.V. (“Jafra Cosmetics S.A.”) for $10,000 per share, for a total purchase price of $136,420,000. Jafra Distribution has recorded the total investment, less the effects of foreign currency translation, as an investment in affiliated company on the accompanying balance sheets. Except for the effect of translation, which reduced the investment by approximately $7,873,000 as of September 30, 2006, Jafra Distribution carries the investment on its balance sheet at cost.
(5) Income Taxes
     During the three and nine months ended September 30, 2006, the income tax rate differed from the statutory income tax rate as a result of certain permanent differences. During the three and nine months ended September 30, 2005, the income tax rate differed from the statutory income tax rate as a result of certain permanent differences.
(6) Debt
     On May 20, 2003, Jafra Distribution and Jafra Cosmetics International, Inc. (“JCI”) (collectively, the “Issuers”) issued $200 million aggregate principal amount of 10 3/4% Subordinated Notes (the “10 3/4% Notes”) due 2011 pursuant to an Indenture dated May 20, 2003 (the “Indenture”). The 10 3/4% Notes represent the several obligations of JCI and Jafra Distribution in the original amount of $80 million and $120 million, respectively. The 10 3/4% Notes mature in 2011 and bear a fixed interest rate of 10 3/4% payable semi-annually
     On August 16, 2004, the Issuers entered into the Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At September 30, 2006 and December 31, 2005, there were no borrowings under the Restated Credit Agreement.
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

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. In September, 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by Jafra Distribution’s Restated Credit Agreement. The note repurchases may take place at management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. JCI and Jafra Distribution intend to obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion. Apart from such voluntary transactions, the notes can be redeemed in whole or in part commencing on May 15, 2007 at premiums declining to par in the sixth year.
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
     During the third quarter of 2006, the Issuers repurchased $9,266,000 of the original $120 million of 10 3/4% Notes at redemption prices between 107.75 and 107.73 with cash generated through operations.
     In connection with this repurchase, Jafra Distribution paid $718,000 above the stated value and wrote-off approximately $229,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded $947,000 as loss on extinguishment of debt in the accompanying consolidated statements of income during the three and nine months ended September 30, 2006.
     As a result of these repurchases and redemptions and the redemption of $300,000 of the 10 3/4% Notes during 2004, $68,734,000 and $78,000,000 principal amount of the 10 3/4% Notes was outstanding at September 30, 2006 and December 31, 2005, respectively
     As of September 30, 2006 and December 31, 2005, approximately $1,579,000 and $2,393,000 of unamortized deferred financing fees (excluding translation effects) were reported as a noncurrent asset in the accompanying balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2006, the Parent and its subsidiaries were in compliance with all covenants.
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
     The terms of the Indenture restrict the Parent and its other subsidiaries from paying dividends and otherwise transferring assets to Jafra S.A. The ability of the Parent to make such restricted payments or transfers is generally limited to an amount determined by a formula based on 50% of its consolidated net income (which, as defined in the Indenture, excludes goodwill impairment charges and any after-tax extraordinary, unusual or nonrecurring gains and losses) accruing from October 1, 2002, plus specified other amounts. In addition, as a condition to making such payments to Jafra S.A. based on such formula, the Parent must have a consolidated coverage ratio (as defined in the Indenture) of at least 2.25 to 1 after giving effect to any such payments. Notwithstanding such restrictions, the Indenture permits an (i) aggregate of $5.0 million of such payments and (ii) payments for certain specific uses, such as the payment of consolidated taxes or holding company expenses, to be made whether or not there is availability under the formula or the conditions to its use are met. The terms of the Restated Credit Agreement contain similar restrictions. The Restated Credit Agreement generally limits dividends by the Parent to dividends necessary to fund specified costs and expenses, but permits the Parent to pay dividends of up to 50% of consolidated net income (as defined in the Restated Credit Agreement), accruing from July 1, 2004, plus up to $5.0 million so long as the consolidated leverage ratio (as defined in the Restated Credit Agreement) does not exceed 3 to 1 after giving effect to such payment and the sum of unused borrowing availability under the Restated Credit Agreement plus cash is not less than $5.0 million. As a result of the Parent’s cumulative net income under the Indenture and the Restated Credit Agreement, the Parent could declare substantial dividends, which would decrease Jafra Distribution’s liquidity.
     On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes, jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At September 30, 2006 and December 31, 2005, approximately $1,984,000 and $2,368,000, respectively, were classified as non-current assets and the remaining unamortized amount was classified as current assets on the accompanying balance sheets.
(7) Comprehensive Income
     Comprehensive income is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$5,183	$4,454	$12,696	$6,630
Foreign currency translation adjustments	3,254	(121)	(3,373)	3,440

Comprehensive income	$8,437	$4,333	$9,323	$10,070

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.
NOTES TO FINANCIAL STATEMENTS — (continued)
(Unaudited)
(8) Related Party Transactions
     Jafra Distribution sells skin, body care products, color cosmetics and fragrance products to other affiliates of the Parent (“affiliates”). Sales to affiliates, primarily in the United States and Germany, were $5,399,000 and $17,425,000 for the three and nine months ended September 30, 2006, respectively, and $4,587,000 and $12,954,000 for the three and nine months ended September 30, 2005, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution purchases certain skin and body care products from an affiliate. Purchases were $896,000 and $2,161,000 for the three and nine months ended September 30, 2006, respectively, and $249,000 and $640,000 for the three and nine months ended September 30, 2005, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A., at a markup. Sales to Jafra Cosmetics S.A. were $42,809,000 and $122,791,000 for the three and nine months ended September 30, 2006, respectively, and $38,311,000 and $105,696,000 for the three and nine months ended September 30, 2005, respectively.
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

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$13,388	$14,400
Receivables, net	45,552	39,035
Receivables from affiliates	2,753	4,579
Current deferred income taxes	14,477	3,658
Prepaid expenses and other current assets	1,257	1,475

Total current assets	77,427	63,147

Property and equipment, net	31,344	34,564

Other assets:
Goodwill	26,953	27,837
Trademarks	41,928	43,303
Other	1,382	1,535

Total assets	$179,034	$170,386

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,485	$3,595
Accrued liabilities	32,886	33,342
Income taxes payable	10,026	1,797
Payables to affiliates	21,748	19,839
Other current liabilities	273	328

Total current liabilities	68,418	58,901

Deferred income taxes	9,664	10,201
Guarantee fee	1,984	2,368

Total liabilities	80,066	71,470

Commitments and contingencies	—	—

Stockholders’ equity:
Series B common stock, no par value: 139,373 shares authorized, issued and outstanding in 2006 and 2005	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	53,500	50,087
Accumulated other comprehensive loss	(8,866)	(5,505)

Total stockholders’ equity	98,968	98,916

Total liabilities and stockholders’ equity	$179,034	$170,386

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$84,993	$76,910	$257,717	$214,573
Cost of sales	36,322	32,400	104,123	90,753

Gross profit	48,671	44,510	153,594	123,820
Selling, general and administrative expenses	45,624	40,181	133,295	109,733
Management fee expense to affiliates	1,659	761	3,484	2,284
Service fee income from affiliate	(7,396)	(7,390)	(22,206)	(24,115)
Royalty expense to affiliates, net	5,556	5,374	19,083	16,577

Income from operations	3,228	5,584	19,938	19,341
Other income (expense):
Exchange (loss) gain, net	(617)	(882)	109	(2,650)
Interest expense	—	(16)	—	(132)
Interest income	322	88	711	190
Other expense	(95)	(88)	(291)	(277)

Income before income taxes	2,838	4,686	20,467	16,472
Income tax expense	112	1,982	5,054	5,208

Net income	$2,726	$2,704	$15,413	$11,264

See accompanying notes to consolidated financial statements

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$15,413	$11,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,211	2,330
Provision for uncollectible accounts receivable	7,545	6,104
Unrealized foreign exchange and derivative (gain) loss	(1,832)	1,295
Deferred income taxes	(11,356)	(7,620)
Changes in operating assets and liabilities:
Receivables	(15,381)	(2,244)
Inventories	—	706
Prepaid expenses and other current assets	24	(68)
Intercompany receivables and payables	3,641	(12,359)
Other assets	106	(13)
Accounts payable and accrued liabilities and value added taxes	3,994	(3,366)
Income taxes payable	7,589	5,269

Net cash provided by operating activities	11,954	1,298

Cash flows from investing activities:
Purchases of property and equipment	(22)	(2,031)

Net cash used in investing activities	(22)	(2,031)

Cash flows from financing activities:
Dividend payment	(12,000)	—

Net cash used in financing activities	(12,000)	—

Effect of exchange rate changes on cash	(944)	91

Net decrease in cash and cash equivalents	(1,012)	(642)
Cash and cash equivalents at beginning of period	14,400	4,153

Cash and cash equivalents at end of period	$13,388	$3,511

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
     The accompanying unaudited interim consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 and the accompanying unaudited balance sheet as of December 31, 2005 reflect the operations of Jafra Cosmetics International S.A. de C.V. and its subsidiaries (“Jafra Cosmetics S.A.”) The unaudited interim consolidated financial statements have been prepared in accordance with Article 10 of the Securities and Exchange Commission’s Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to fairly state Jafra Cosmetics S.A.’s consolidated financial statements as of September 30, 2006 and for the interim periods presented. All significant intercompany accounts and transactions between entities comprising Jafra Cosmetics S.A. have been eliminated in consolidation.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Jafra Cosmetics S.A. currently use the roll-over method for quantifying identified financial statement misstatements.
     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
     Jafra Cosmetics S.A. will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. Jafra Cosmetics S.A. is currently assessing the impact of this statement.
(2) Property and Equipment
     Property and equipment consist of the following (in thousands):

	September 30,	December 31,
	2006	2005
Land	$9,687	$10,004
Buildings	9,735	10,056
Machinery, equipment and other	27,523	28,120

	46,945	48,180
Less accumulated depreciation	15,601	13,616

Property and equipment, net	$31,344	$34,564

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(3) Goodwill and Other Intangible Assets.
     Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Jafra Cosmetics S.A. has determined trademarks, principally the Jafra name resulting from the acquisition of the Jafra business from Gillette, to have an indefinite life. Except for translation adjustments, there were no changes in the carrying amount of trademarks and goodwill during the nine months ended September 30, 2006 and the year ended December 31, 2005. The carrying value of trademarks was $41,928,000 and $43,303,000 as of September 30, 2006 and December 31, 2005, respectively. Goodwill was $26,953,000 and $27,837,000 at September 30, 2006 and December 31, 2005, respectively.
(4) Income Taxes
     The actual income tax rate of Jafra Cosmetics S.A. for the three and nine months ended September 30, 2006 and 2005 differs from the “expected” tax rate, computed by applying the Mexico federal corporate rate to income before income taxes due to certain permanent differences, including inflation.
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
     On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At September 30, 2006 and December 31, 2005, approximately $1,984,000 and $2,368,000, respectively, was classified as a non-current liability and the remaining unamortized amount was classified as a current liability on the accompanying consolidated balance sheets.
(6) Dividend
     In September 2006, Jafra Cosmetics S.A. declared and paid a dividend of $12,000,000 to CDRJ Latin America Holding Company, B.V. as part of the Parent’s overall cash management strategies.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(7) Comprehensive Income
     Comprehensive income is summarized as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$2,726	$2,704	$15,413	$11,264
Unrealized and deferred realized loss on derivatives	—	—	—	(74)
Reclassification of deferred realized loss to exchange (loss) gain	—	—	—	131
Reclassification of deferred realized loss to cost of sales	—	—	—	8
Foreign currency translation adjustments	3,238	(78)	(3,361)	2,783

Comprehensive income	$5,964	$2,626	$12,052	$14,112

(8) Related Party Transactions
     Jafra Cosmetics S.A. purchases products from its Mexican affiliate, Jafra Distribution at a markup. The cost of these purchases was $42,809,000 and $122,791,000 for the three and nine months ended September 30, 2006, respectively, and $38,311,000 and $105,696,000 for the three and nine months ended September 30, 2005, respectively.
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
     Jafra Cosmetics S.A. charges JCI a royalty for the right to use the Jafra trademark in the United States and Europe. The total royalty income earned by Jafra Cosmetics S.A. from JCI was $830,000 and $2,355,000 for the three and nine months ended September 30, 2006, respectively, and $674,000 and $2,166,000 for the three and nine months ended September 30, 2005, respectively, and was offset against royalty expense to affiliates in the accompanying consolidated statements of income.
     JCI owns the worldwide rights to its multi-level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. The royalty fees charged by JCI to Jafra Cosmetics S.A. for the use of the Jafra Way were $6,386,000 and $21,438,000 for the three and nine months ended September 30, 2006, respectively, and $6,047,000 and $18,743,000 for the three and nine months ended September 30, 2005, respectively, and were based upon a percentage of Jafra Cosmetics S.A.’s third party sales.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)
(9) Foreign Currency Option Contracts
     Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency option contracts (“option contracts”) to hedge against exposures to currency risk relating to its forecasted U.S. dollar-denominanted expenditures. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. Jafra Cosmetics S.A. purchased exchange rate put options, which gives Jafra Cosmetics S.A. the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, Jafra Cosmetics S.A. sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from Jafra Cosmetics S.A. at a specified strike rate. The effect of these call options would be to limit the benefit Jafra Cosmetics S.A. would otherwise derive from the strengthening of the Mexican peso beyond the strike rate
     Jafra Cosmetics S.A. ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on option contracts put into place subsequent to that date were recorded directly as a component of exchange gain (loss). Therefore, at September 30, 2006 and December 31, 2005, Jafra Cosmetics S.A. did not have any gains or losses deferred as a component of other comprehensive income.
     During the three and nine months ended September 30, 2006, Jafra Cosmetics S.A. recognized losses of approximately $386,000 and gains of approximately $662,000, respectively, on option contracts as a component of exchange (loss) gain on the accompanying consolidated statements of income. During the three and nine months ended September, 30, 2005, Jafra Cosmetics S.A. recognized losses of approximately $1,619,000 and $3,207,000, respectively, on option contracts as a component of exchange (loss) gain on the accompanying consolidated statements of income.
     The fair value of the option contracts was $484,000 and $2,944,000 at September 30, 2006 and December 31, 2005, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets.
     The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 780,000,000 and 828,000,000 in put and call positions at September 30, 2006 and December 31, 2005, respectively, and mature at various dates through January 30, 2008. Notional amounts do not quantify Jafra Cosmetics S.A.’s market or credit exposure or represent Jafra Cosmetics S.A.’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General
     The following discussion of the consolidated results of operations, financial condition and liquidity of Jafra Worldwide Holdings (Lux) S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent” or the “Company”), and its subsidiaries should be read in conjunction with the accompanying unaudited interim consolidated financial statements and notes thereto and with the audited consolidated financial statements as of and for the year ended December 31, 2005 included in the Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of results that may be expected for future periods.
Foreign Operations
     Net sales outside of the United States constituted approximately 79% and 78% of the Company’s total net sales for the nine months ended September 30, 2006 and 2005, respectively. In addition, as of September 30, 2006 non-U.S. subsidiaries comprised approximately 74% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to reduce a portion of the risk of a devaluation of the Mexican peso; however, a devaluation of the Mexican peso could have a negative impact on the Company’s results.
     The Company’s subsidiaries in Mexico generated approximately 73% of the Company’s net sales for the nine months ended September 30, 2006 compared to 70% for the nine month period ending September 30, 2005, substantially all of which were denominated in Mexican pesos. During the first nine months of 2006, the Mexico peso devalued compared to the U.S. dollar which resulted in exchange losses of $2.5 million on the remeasurement of U.S. dollar-denominated debt. However, the Mexican peso appreciated during the third quarter of 2006 compared to the U.S. dollar. Jafra Distribution had $68.7 million of outstanding U.S. dollar denominated debt at September 30, 2006.
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
     As a group doing approximately 79% of its business in international markets during the first nine months of 2006, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to purchase agreements, licensing agreements or other arrangements. Regulations in the United States, Mexico and in other foreign markets may result in monitoring of the Company’s corporate structure and how it affects intercompany fund transfers.
Information Concerning Forward-Looking Statements
     Certain of the statements contained in this report are forward-looking statements made based on our expectations or beliefs concerning future developments and their potential effects. There is no assurance that future developments will be in accordance with our expectations or that the effect of future developments on us will be those we anticipated. The factors described in our Annual Report on Form 10-K for the year ended December 31, 2005 or in other Securities and Exchange Commission filings, could affect (and in some cases have affected) our actual results and could cause such results to differ materially from estimates or expectations reflected in such forward-looking statements.

     While we periodically reassess material trends and uncertainties affecting our results of operations and financial condition in connection with preparation of management’s discussion and analysis of results of operations and financial condition contained in its quarterly and annual reports, we do not intend to update or revise any particular forward-looking statement referenced in this report in light of future events.
Results of Operations
     The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006			2005
Net sales	$115.6	100.0%	$105.8	100.0%	$351.5	100.0%	$304.9	100.0%
Cost of sales	28.0	24.2	24.9	23.5	79.4	22.6	68.4	22.4

Gross profit	87.6	75.8	80.9	76.5	272.1	77.4	236.5	77.6
Selling, general and administrative expenses	67.0	58.0	63.6	60.1	203.3	57.8	184.6	60.6

Income from operations	20.6	17.8	17.3	16.4	68.8	19.6	51.9	17.0
Exchange gain (loss), net	1.6	1.4	(0.4)	(0.5)	(0.8)	(0.2)	1.7	0.6
Interest expense	(3.9)	(3.3)	(4.1)	(3.8)	(11.8)	(3.3)	(14.0)	(4.7)
Interest income	0.4	0.3	0.1	0.1	1.1	0.3	0.3	0.1
Loss on extinguishment of debt	(1.6)	(1.4)	—	—	(1.6)	(0.5)	(9.8)	(3.2)
Other expense	(0.1)	(0.1)	(0.1)	(0.1)	(1.6)	(0.5)	(0.4)	(0.1)
Other income	0.3	0.3	—	—	0.2	0.1	0.3	0.1

Income before income taxes	17.3	15.0	12.8	12.1	54.3	15.5	30.0	9.8
Income tax expense	6.3	5.5	3.9	3.7	18.3	5.3	10.7	3.5

Income from continuing operations	11.0	9.5	8.9	8.4	36.0	10.2	19.3	6.3
Loss on discontinued operations, net of income tax expense of $0	—	—	—	—	—	—	—	—

Net income	$11.0	9.5%	$8.9	8.4%	$36.0	10.2%	$19.3	6.3%

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Three Months Ended September 30, 2006
Net sales	$85.0	$24.2	$6.4	$—	$—	$115.6
Cost of sales	21.1	6.0	1.4	—	(0.5)	28.0

Gross profit	63.9	18.2	5.0	—	0.5	87.6
Selling, general and administrative expenses	42.6	14.3	4.9	0.8	4.4	67.0

Income (loss) from operations	$21.3	$3.9	$0.1	$(0.8)	$(3.9)	$20.6

Three Months Ended September 30, 2005
Net sales	$76.9	$22.2	$6.6	$0.1	$—	$105.8
Cost of sales	18.9	4.7	1.2	0.1	—	24.9

Gross profit	58.0	17.5	5.4	0.1	—	80.9
Selling, general and administrative expenses	38.3	15.1	5.3	0.2	4.7	63.6

Income (loss) from operations	$19.7	$2.4	$0.1	$(0.2)	$(4.7)	$17.3

     Net sales. Net sales in the third quarter of 2006 increased to $115.6 million from $105.8 million in the third quarter of 2005, an increase of $9.8 million, or 9.3%. The increase in net sales was primarily caused by an increase in the average number of consultants. The Company’s average number of consultants in the third quarter of 2006 increased to approximately 486,000 or 11.9% over the average number of consultants in the third quarter of 2005 due to an increase in the number of consultants in the Company’s Mexico and U.S. subsidiaries. A consultant is included in the total ending consultant base if she places an order within the past four months as of the end of the period. The average number of consultants is calculated based on the number of consultants at the end of each month during the period, divided by the number of months in the period. Total Company consultant productivity in the third quarter of 2006 decreased 2.4% compared to the third quarter of 2005. Consultant productivity refers to the average amount purchased by each consultant during the period and is calculated by dividing net sales during the period by the average number of consultants during that period.
     In Mexico, net sales in the third quarter of 2006 increased to $85.0 million from $76.9 million in the third quarter of 2005, an increase of $8.1 million, or 10.5%. Net sales in Mexico measured in local currency increased 13.0% in the third quarter of 2006 over the comparable 2005 period. The period-over-period net sales increase was due primarily to an increase in the average number of consultants, partially offset by a decrease in consultant productivity related to weaker average exchange rates in the third quarter of 2006 compared to the third quarter of 2005. The average number of consultants during the third quarter of 2006 was 401,000 compared to 354,000 during the third quarter of 2005, an increase of 13.3%. The increase in the number of consultants was primarily due to more consultants at the beginning of 2006 over the comparable prior year and better retention in the third quarter of 2006 as the percentage of consultant losses was less than in the third quarter of 2005.
     In the United States, including the Dominican Republic, net sales in the third quarter of 2006 increased to $24.2 million compared to $22.2 million in the third quarter of 2005, an increase of $2.0 million, or 9.0%. Operations in the United States (inclusive of the Dominican Republic) are bifurcated into two separate units: the Hispanic Group, which includes the Hispanic Division and the Dominican Republic and represents approximately two-thirds of the United States segment and the U.S. Division. In the United States, the increase in net sales was the result of an increase in Hispanic Group net sales.
     Net sales in the Hispanic Group (including the Dominican Republic) increased to $19.1 million in the third quarter of 2006 compared to $16.7 million in the third quarter of 2005, an increase of $2.4 million, or 14.4%. The net sales increase in the third quarter of 2006 compared to the third quarter of 2005 was primarily due to an increase in the average number of consultants and an increase in consultant productivity. The average number of consultants in the Hispanic Group increased to 50,000, an increase of 12.1% compared to the average number of consultants in the third quarter of 2005. The increase in the average number of consultants was primarily the result of better sponsoring in the third quarter of 2006 compared to the third quarter of 2005 and also better retention by having successful promotions focused on retaining consultants. Consultant productivity increased 2.3% during the third quarter of 2006 compared to the third quarter of 2005 as a result of attractive marketing promotions aimed at generating consultant productivity.
     Net sales in the U.S. Division decreased 7.3% to approximately $5.1 million in the third quarter of 2006 compared to $5.5 million in the third quarter of 2005 as a result of a 6.6% decrease in productivity due primarily to the elimination of the minimum order criteria. During the third quarter of 2006, the average number of consultants in the U.S. Division remained relatively constant at approximately 19,000. During the second quarter of 2006, changes to the current program were implemented to remove certain requirements to obtain the maximum commission percentage and to change minimum ordering requirements in an effort to stabilize the number of consultants and then to increase the number of consultants. Although, these changes may have a long term negative impact on productivity, this change of strategy in the U.S. Division was an important change to focus on sponsoring and retaining consultants.

     In Europe, net sales decreased to $6.4 million in the third quarter of 2006 compared to $6.6 million in the third quarter of 2005, a decrease of $0.2 million, or 3.0%. The decrease in net sales was primarily driven by a decrease in the average number of consultants. The average number of consultants was approximately 16,000 in the third quarter of 2006, a decrease of approximately 3.2% compared to the third quarter of 2005. The Company’s subsidiaries in Germany, Austria and Holland had a decrease in the average number of consultants while the subsidiaries in Italy and Switzerland had an increase in the average number of consultants during the third quarter of 2006 compared to the third quarter of 2005. Consultant productivity in Europe also decreased slightly during the third quarter of 2006 compared to the third quarter of 2005.
     Gross profit. Consolidated gross profit in the third quarter of 2006 increased to $87.6 million from $80.9 million in the comparable prior year period, an increase of $6.7 million, or 8.3%. Gross profit as a percentage of net sales (gross margin) decreased to 75.8% in the third quarter of 2006 from 76.5% in the third quarter of 2005. The decrease in gross margin in the third quarter of 2006 was primarily a result of decreased margins in Mexico, the United States and Europe for the reasons described below.
     In Mexico, gross margin in the third quarter of 2006 decreased to 75.2% from 75.4% in the third quarter of 2005 as a result of additional promotional items. During the first two quarters of 2006, certain of Mexico’s planned promotional offers were cancelled or postponed to later in the year and therefore, there were additional discounts during the third quarter of 2006.
     In the United States, gross margin in the third quarter of 2006 decreased to 75.2% compared to 78.8% in the third quarter of 2005 as result of lower margins on promotional items and lower margins on non-resale items, like consultant cases.
     In Europe, gross margin in the third quarter of 2006 decreased to 78.1% compared to 81.8% in the third quarter of 2005 primarily as a result of additional reserves for slow moving inventory and incrementally higher purchase price variances and freight variances.
     Selling, general and administrative expenses. SG&A expenses in the third quarter of 2006 increased to $67.0 million compared to $63.6 million in the third quarter of 2005, an increase of $3.4 million or 5.3%. SG&A expenses as a percentage of net sales decreased to 58.0% in the third quarter of 2006 compared to 60.1% in the third quarter of 2005, due to decreased SG&A expenses, as a percentage of net sales, at the Company’s U.S. and Europe subsidiaries.
     In Mexico, SG&A expenses in the third quarter of 2006 increased by $4.3 million, or 11.2%, to $42.6 million compared to $38.3 million in the third quarter of 2005 as a result of increased variable expenses in line with the increase in net sales. SG&A expenses increased as a percentage of net sales to 50.1% in the third quarter of 2006 compared to 49.8% in the third quarter of 2005
     In the United States, SG&A expenses in the third quarter of 2006 decreased by $0.8 million to $14.3 million from $15.1 million in the third quarter of 2005. SG&A expenses as a percentage of net sales were 59.1% in the third quarter of 2006 compared to 68.0% in the third quarter of 2005. The decrease in SG&A expenses as a percentage of net sales and in total was primarily attributable to decreased depreciation expense. In 2005, the Company changed its estimate of the useful life of the Company’s United States commercial software and therefore the software was fully depreciated by the end of 2005. Also, the Company had savings related to unfilled employment positions in information technology. This is partially offset by higher variable expenses in line with the increase in net sales during the third quarter of 2006 compared to the third quarter of 2005.
     In Europe, SG&A expenses in the third quarter of 2006 decreased by $0.4 million, or 7.5% to $4.9 million from $5.3 million in the third quarter of 2005. SG&A expenses as a percentage of net sales in Europe decreased to 76.6% in the third quarter of 2006 from 80.3% in the third quarter of 2005. The decrease as a percentage of net sales was primarily the result of reduced override expense as a result of the decrease in the consultant base and also a decrease in sales promotional expense as a percentage of net sales.

     SG&A expenses in the Company’s other markets in the third quarter of 2006 increased by $0.6 million, to $0.8 million compared to $0.2 million during the third quarter of 2005 as a result of additional expenses in developing markets, including expenses to begin operations in Russia. The Russian subsidiary began recruiting consultants and selling products during the third quarter of 2006. However, the profit generated by the beginning sales was not enough to offset administrative expenses and therefore, the Russian subsidiary operated at a loss during the third quarter of 2006.
     SG&A expenses in “Corporate, Unallocated and Other” decreased to $4.4 million during the third quarter of 2006 compared to $4.7 million in the third quarter of 2005, as a result of the change in senior management during the second quarter of 2006 resulting in reduced bonus expenses during the third quarter of 2006.
     Exchange gain (loss). The Company’s foreign exchange gain was $1.6 million during the third quarter of 2006 compared to an exchange loss of $0.4 million during the third quarter of 2005, a favorable change of $2.0 million. Foreign exchange losses and gains result from three primary sources: gains and losses on option contracts, gains and losses due to the remeasurement of U.S. dollar-denominated debt at Jafra Distribution and gains and losses arising from other foreign currency-denominated transactions, including remeasurement of U.S. dollar-denominated intercompany accounts. During the third quarter of 2006, the Company recognized $2.7 million of gains related to the remeasurement of U.S. dollar-denominated debt at Jafra Mexico as the peso has appreciated during the third quarter of 2006 compared to the U.S. dollar and Jafra Mexico’s functional currency is the Mexican peso, $0.4 million of losses on option contracts and $0.7 million of losses on other foreign currency transactions. During the third quarter of 2005, the Company recognized $0.1 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt, $1.6 million of losses on option contracts and $1.3 million of gains on other foreign currency transactions.
     Interest expense, net of interest income. Net interest expense (including interest income) in the third quarter of 2006 decreased to $3.5 million from $4.0 million in the third quarter of 2005, a decrease of $0.5 million. The decrease in net interest expense was primarily due to the repayment of all borrowings under the Restated Credit Agreement and the recall of a portion of the outstanding 10 3/4% Notes.
     Loss on extinguishment of debt. In September 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase such portion of the 10 3/4% Notes as determined by management as permitted by the Company’s Restated Credit Agreement. The note repurchases may take place at management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. During the third quarter of 2006, the Company repurchased $15.4 million of its outstanding 10 3/4% Notes. In connection with the repurchase, the Company paid $1.2 million above the stated value and wrote off approximately $0.4 million of previously capitalized deferred financing fees. As a result, the Company recorded $1.6 million as loss on extinguishment of debt during the third quarter of 2006.
     Other Expense, net. During the third quarter of 2006, the Company recorded $0.2 million of other income compared to $0.1 million of other expense in the third quarter of 2005.
     Income tax expense. Income tax expense was $6.3 million during the third quarter of 2006 compared to $3.9 million during the third quarter of 2005. During the third quarter of 2006, the effective tax rate was 36.4% as a result of a higher effective tax rate in the Company’s U.S. subsidiary than the statutory rate because of state taxes and certain permanent differences. This was partialy offset by a lower effective tax rate in the Company’s Mexico subsidiares due to a lower Mexico statutory rate and certain permanent differences. During the third quarter of 2005, the effective income tax rate was 30.5% and was different than the federal income tax rates due to certain permanent differences and pre-tax income in the Company’s European and South America subsidiaries without any associated income tax expense due to the utilization of net loss carryforwards.

     Net income (loss). Net income was $11.0 million in the third quarter of 2006, compared to $8.9 million in the third quarter of 2005, an increase of $2.1 million. This increase was the result of a $6.7 million increase in gross profit, a $2.0 million favorable change in exchange gain (loss), a $0.5 million decrease in net interest expenses, a $0.3 million increase in other income, partially offset by a $3.4 million increase in selling, general and administrative expense, a $1.6 million loss on extinguishment of debt in 2006 and a $2.4 million increase in income tax expenses.
Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

					Corporate,
		United			Unallocated	Consolidated
Dollars in millions	Mexico	States	Europe	All Others	and Other	Total
Nine Months Ended September 30, 2006
Net sales	$257.8	$71.7	$21.9	$0.1	$—	$351.5
Cost of sales	60.4	17.2	4.5	0.1	(2.8)	79.4

Gross profit	197.4	54.5	17.4	0.0	2.8	272.1
Selling, general and administrative expenses	126.4	43.6	16.7	2.0	14.6	203.3

Income (loss) from operations	$71.0	$10.9	$0.7	$(2.0)	$(11.8)	$68.8

Nine Months Ended September 30, 2005
Net sales	$214.6	$67.0	$22.9	$0.4	$—	$304.9
Cost of sales	51.6	14.6	3.8	0.2	(1.8)	68.4

Gross profit	163.0	52.4	19.1	0.2	1.8	236.5
Selling, general and administrative expenses	105.2	47.3	17.6	0.8	13.7	184.6

Income (loss) from operations	$57.8	$5.1	$1.5	$(0.6)	$(11.9)	$51.9

     Net sales. Net sales in the first nine months of 2006 increased to $351.5 million from $304.9 million in the first nine months of 2005, an increase of $46.6 million, or 15.3%. In local currencies, net sales increased 15.1% in the first nine months of 2006 compared to the first nine months of 2005. The increase in net sales was primarily driven by an increase in the average number of consultants and an increase in consultant productivity. The Company’s average number of consultants in the nine months ended September 30, 2006 increased to approximately 479,000 compared to 430,000 in the comparable prior year period, an increase of 49,000 or 11.4%. Total Company consultant productivity in the first nine months of 2006 increased by 3.4% compared to the first nine months of 2005.
     In Mexico, net sales in the first nine months of 2006 increased by $43.2 million or 20.1% to $257.8 million compared to $214.6 million in the first nine months of 2005 as a result of an increase in the average number of consultants and an increase in consultant productivity. The average number of consultants in Mexico increased to approximately 395,000 in the first nine months of 2006 compared to 344,000 in the first nine months of 2005. The increase in the average number of consultants was primarily the result of a larger beginning balance in 2006 compared to 2005 and more successful sponsoring, specifically in the first quarter of 2006 and better consultant retention. Consultant productivity in Mexico increased 4.9% during the first nine months of 2006 compared to the first nine months of 2005 primarily as a result of the successful productivity promotions better average exchange rates and more favorable product mix with less promotional items.
     In the United States, including the Dominican Republic, net sales in the first nine months of 2006 increased to $71.7 million compared to $67.0 million in the first nine months of 2005, an increase of $4.7 million, or 7.0%. In the United States, the increase in net sales was the result of an increase in net sales in the Hispanic Group.

     Net sales in the Hispanic Group (including the Dominican Republic) increased to $55.0 million in the first nine months of 2006 compared to $49.6 million in the first nine months of 2005, an increase of $5.4 million or 10.9%. The net sales increase in the first nine months of 2006 compared to the first nine months of 2005 was the result of an increase in the average number of consultants and increase in consultant productivity. The Hispanic Group started off with fewer consultants at the beginning of 2006 compared to the beginning of 2005. However, the Hispanic Group had better sponsoring results with the use of promotional consultant cases and a well accepted special 50th anniversary consultant case. The Hispanic Group also had less consultant attrition during the first nine months of 2006 compared to 2005 because of successful retention programs. The average number of consultants in the Hispanic Group in the first nine months of 2006 was approximately 48,000 compared to 46,000 in the first nine months of 2005. Consultant productivity increased 5.2% in the first nine months of 2006 compared to the first nine months of 2005 primarily as a result of attractive marketing promotions which have resulted in an increase in the average overall order size.
     Net sales in the U.S. Division decreased 4.0% to approximately $16.7 million in the first nine months of 2006 compared to $17.4 million in the first nine months of 2005 as a result of a decrease in the average number of consultants partially offset by increased consultant productivity of 1.9%. The average number of consultants in the U.S. Division decreased to approximately 20,000 in the first nine months of 2006 compared to approximately 21,000 in the first nine months of 2005, a decrease of 1,000 or 4.8%. The decrease in the average number of consultants was primarily the result of fewer consultants at the beginning of 2006 compared to 2005. The U.S. Division has identified growing the consultant base as one of its key objectives. As a result of this focus, the U.S. Division had increased sponsoring and better retention in the first nine months of 2006 compared to the first nine months of 2005 and the number of consultants in 2006 has been stabile compared to a declining base during 2005.
     In Europe, net sales decreased to $21.9 million in the first nine months of 2006 compared to $22.9 million in the first nine months of 2005, a decrease of $1.0 million, or 4.4%. The decrease was the result of a decrease in the average number of consultants partially offset by a 2.2% increase in consultant productivity. During 2005, a new career plan was implemented in Germany, Austria and Holland to encourage and reward consultants for sponsoring and retention and to focus on long-term growth. The new career plan has been adopted by the consultants at a much slower pace than originally planned and the Company is working with field leaders to focus the leaders on sponsoring new consultants. As a result of the slow adoption, the average number of consultants in Germany, Austria and Holland has decreased in the first nine months of 2006 compared to the first nine months of 2005. The average number of consultants has increased in Italy and Switzerland in the first nine months of 2006 compared to 2005 due to successful recruiting campaigns and incentives.
     Net sales in the other markets decreased to $0.1 million in the first nine months of 2006 compared to $0.4 million in the first nine months of 2005. Net sales in other markets were attributable to the liquidation of inventory in the Company’s Brazil subsidiary and net sales in the Company’s new Russian subsidiary in the third quarter of 2006.
     Gross profit. Consolidated gross profit in the first nine months of 2006 increased to $272.1 million from $236.5 million in the first nine months of 2005, an increase of $35.6 million, or 15.1%. Gross profit as a percentage of net sales (gross margin) decreased to 77.4% in the first nine months of 2006 compared to 77.6% in the first nine months of 2005 for the reasons described below.
     In Mexico, gross margin in the first nine months of 2006 increased to 76.6% compared to 76.0% in the first nine months of 2005 primarily as a result of better margins on regular line sales and fewer promotional offerings during the first nine months of 2006 compared to the first nine months of 2005 (despite the increase in promotional offerings during the third quarter of 2006), partially offset by increased reserves for slow moving inventory during the first nine months of 2006 compared to the first nine months of 2005.
     In the United States, gross margin decreased to 76.0% in the first nine months of 2006 compared to 78.2% in the first nine months of 2005. The decreased gross margin the the United States was primarily the result of lower margins on new products and non-commissionable sales and additional reserves for slow moving inventory in the Dominican Republic.

     In Europe, gross margin in the first nine months of 2006 decreased to 79.5% compared to 83.4% in the first nine months of 2005 primarily as a result of additional reserves for slow moving inventory in part related to the new color pallette and packaging launched during the third quarter of 2006 and additional purchase price and freight variances.
     Selling, general and administrative expenses. SG&A expenses in the first nine months of 2006 increased to $203.3 million, an increase of $18.7 million, or 10.1%, compared to $184.6 million in the first nine months of 2005. SG&A expenses as a percentage of net sales decreased to 57.8% in the first nine months of 2006 compared to 60.6% in the first nine months of 2005 due primarily to decreased SG&A expenses, as a percentage of net sales, at the Company’s United States subsidiary.
     In Mexico, SG&A expenses in the first nine months of 2006 increased by $21.2 million, or 20.2% to $126.4 million compared to $105.2 million in the first nine months of 2005. SG&A expenses remained relatively constant as a percentage of net sales at 49.0% in each of the periods. Although there was a decrease in SG&A expenses, as a percentage of sales as a result of the favorable impact of fixed costs on greater sales, it was offset by costs to process relatively more orders, bad debt expenses, an additional promotion and legal fees.
     In the United States, SG&A expenses in the first nine months of 2006 decreased by $3.7 million, or 7.8% to $43.6 million compared to $47.3 million in the first nine months of 2005. SG&A expenses as a percentage of net sales were 60.8% in the first nine months of 2006 compared to 70.6% in the first nine months of 2005. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to decreased depreciation expense related to the acceleration of the depreciation as a result of the shortening of the useful life of the Company’s commercial software system in 2005. Additionally, the U.S. had savings in personnel related expenses in information technology.
     In Europe, SG&A expenses in the first nine months of 2006 decreased by $0.9 million, or 5.1% to $16.7 million compared to $17.6 million in the first nine months of 2005, in line with the decrease in net sales. SG&A expenses as a percentage of net sales in Europe decreased to 76.3% in the first nine months of 2006 compared to 76.9% in the first nine months of 2005 as a result of lower sales promotional and override expenses as a percentage of net sales.
     SG&A expenses in the Company’s other markets in the first nine months of 2006 increased by $1.2 million to $2.0 million compared to $0.8 million in the first nine months of 2005. The increase in expenses in other markets was primarily related to expenses necessary to start up operations in Russia.
     SG&A expenses in “Corporate, Unallocated and Other” increased to $14.6 million compared to $13.7 million during the first nine months of 2005. The increase was the result of additional bonus related expenses for the change in senior management incurred during the second quarter of 2006.
     Exchange gain (loss). The Company’s foreign exchange loss was $0.8 million for the first nine months of 2006 compared to an exchange gain of $1.7 million in the first nine months of 2005. During the first nine months of 2006, the Company recognized $2.5 million of exchange losses related to the remeasurement of U.S. dollar-denominated debt at Jafra Mexico as the peso has devalued during the first nine months of 2006 compared to the U.S. dollar and Jafra Mexico’s functional currency is the Mexican peso, $0.7 million of exchange gains on option contracts and $1.0 million of exchange gains on other foreign currency transactions. During the first nine months of 2005, the Company recognized $2.9 million of exchange gains related to the remeasurement of U.S. dollar-denominated debt, $3.3 million of losses on option contracts and $2.1 million of gains on other foreign currency transactions.
     Interest expense, net of interest income. Net interest expense (including interest income) in the first nine months of 2006 decreased to $10.7 million compared to $13.7 million in the first nine months of 2005. The decrease in net interest expense was primarily due to the decrease in the debt balance and specifically the repurchase of a portion of the 10 3/4% Notes, repayment of the Restated Credit Agreement and additional interest income related to cash and cash equivalents in interest bearing accounts.

     Loss on extinguishment of debt. In September 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase such portion of the 10 3/4% Notes as determined by management as permitted by the Company’s Restated Credit Agreement. The note repurchases may take place at management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. During the first nine months of 2006, the Company repurchased $15.4 million of its outstanding 10 3/4% Notes. In connection with the repurchase, the Company paid $1.2 million above the stated value and wrote off approximately $0.4 million of previously capitalized deferred financing fees. As a result, the Company recorded $1.6 million as loss on extinguishment of debt during the third quarter of 2006. During the first nine months of 2005, the Company repurchased $69.5 million of its outstanding 10 3/4% Notes. In connection with the redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt during the first nine months of 2005.
     Other Expense, net. During the first nine months of 2006, the Company recorded $1.4 million of other expense compared to $0.1 million in the first nine months of 2005. Other expense during the first nine months of 2006 primarily related to the reclassification of accumulated other comprehensive loss to other expense.
     Income tax expense. Income tax expense was $18.3 million in the first nine months of 2006 compared to $10.7 million in the first nine months of 2005. During the first nine months of 2006, the effective tax rate was 33.4% and was lower than the federal income tax rate due to a lower effective tax rate in the Company’s Mexico subsidiaries as a result of a lower staturory rate and certain permanent differences. This was partially offset by higher rates in the United States subsidiary related to state income taxes and permanent differences and pretax losses in other markets without any associated tax benefit. During the first nine months of 2005, the effective income tax rate was 35.2% and was slightly higher than the federal income tax rates due to certain permanent differences, including the write-off of $1.8 million of certain deferred tax assets in the Company’s United States subsidiary, and pretax income in the Company’s European and South American subsidiaries without any associated income tax expense due to the utilization of net loss carryforwards.
     Net income. Net income was $36.0 million in the first nine months of 2006 compared to $19.3 million in the first nine months of 2005, an increase of $16.7 million. The increase was the result of a $35.6 million increase in gross profit, a $3.0 million decrease in net interest expense, a $8.2 million decrease in loss on extinguishment of debt, partially offset by a $18.7 million increase in selling, general and administrative expenses, a $2.5 million unfavorable change in exchange gain (loss), net, a $1.3 million increase in other expense and a $7.6 million increase in income tax expense.
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
     On August 16, 2004, the Company entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) which provides for a revolving credit facility of up to an aggregate of $60 million at any one time outstanding, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. Borrowings under the Restated Credit Agreement currently bear interest at an annual rate of Libor plus 2.5% and are subject to periodic adjustment based on certain levels of financial performance. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution. At September 30, 2006 and December 31, 2005, there were no borrowings under the Restated Credit Agreement.
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
     The 10 3/4% Notes are unsecured and are generally not redeemable until May 15, 2007. In September, 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by the Company’s Restated Credit Agreement. The note repurchases may take place at management’s discretion and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. JCI and Jafra Distribution intend to obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion. Apart from such voluntary transactions, the notes can be redeemed in whole or in part commencing on May 15, 2007 at premiums declining to par in the sixth year.
     On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69.5 million of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79.1 million.
     In connection with the February 17, 2005 redemption, the Company paid $7.5 million of premiums and wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt in the accompanying consolidated statements of income during the nine months ended September 30, 2005.
     During the third quarter of 2006, the Issuers repurchased $15.4 million of the original $200 million of 10 3/4% Notes at redemption prices between 107.75 and 107.73 with cash generated through operations.

     In connection with this repurchase, the Company paid $1.2 million above the stated value and wrote-off approximately $0.4 million of previously capitalized deferred financing fees. As a result, the Company recorded $1.6 million as loss on extinguishment of debt in the accompanying consolidated statements of income during the three and nine months ended September 30, 2006.
     As a result of these repurchases and redemptions and the redemption of $0.5 million of the 10 3/4% Notes during 2004, $114.6 million and $130.0 million principal amount of the 10 3/4% Notes was outstanding at September 30, 2006 and December 31, 2005, respectively.
     As of September 30, 2006 and December 31, 2005, approximately $3.0 million and $4.3 million, respectively of unamortized deferred financing fees were reported as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.
     Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of September 30, 2006, the Company and its subsidiaries were in compliance with all covenants.
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
Cash Flows
     Net cash provided by operating activities was $21.9 million for the nine months ended September 30, 2006 compared to $23.8 million for the nine months ended September 30, 2005, a decrease of $1.9 million. Net cash provided by operating activities for the nine months ended September 30, 2006 consisted of $36.0 million of net income adjusted for depreciation of $4.0 million, provision for uncollectible accounts receivable of $7.9 million, unrealized foreign exchange losses of $0.4 million and $11.1 million use of deferred income taxes. This was partially offset by $16.6 million of uses in changes in operating assets and liabilities. The significant elements of net cash used in changes in operating assets and liabilities were a $15.9 million increase in accounts receivable in part due to the increase in net sales, an $18.8 million increase in inventories in part related to new product launches and in response to certain low stock issues, offset by a $4.6 million increase in accounts payable and accrued liabilities and a $13.9 million increase in income taxes payable. The significant elements of net cash used in changes in operating assets and liabilities during the nine months ended September 30, 2005 were a decrease of $6.0 million in accounts payable and accrued liabilities, a $1.2 million increase in accounts receivable and a $1.2 million increase in inventories.
     Net cash used in investing activities was $0.9 million for the nine months ended September 30, 2006 compared to $3.5 million for the nine months ended September 30, 2005 primarily related to the purchase of property and equipment and investments related to the supplemental savings plan in the Company’s U.S. subsidiary.
     During the nine months ended September 30, 2006, the Company repurchased $15.4 million of its outstanding 10 3/4 Notes. During the nine months ended September 30, 2005, the Company had $20.8 million of net cash used in financing activities. Net cash used in financing activities for the nine months ended September 30, 2005 included a $79.1 million equity contribution from the shareholder, Jafra S.A., and net borrowings under the Restated Credit Agreement of $46.0 million, offset by $69.5 million of repurchase of its outstanding 10 3/4% Notes, $56.4 million repayments under the Restated Credit Agreement and $20.0 million repayment of the Vorwerk note.
     The effect of exchange rate changes on cash was $0.6 million during the nine months ended September 30, 2006.
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, An Amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling cost and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The adoption of SFAS No. 151 did not have a material impact on the operations of the Company.
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

     In September 2004, the consensus of Emerging Issues Task Force (“EITF”) Issue No. 04-10, “Applying Paragraph 19 of Financial Accounting Standards Board (“FASB”) FASB Statement No. 131, ‘Disclosures about Segments of an Enterprise and Related Information,’ in Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds,” was published. EITF Issue No. 04-10 addresses how an enterprise should evaluate the aggregation criteria of SFAS No. 131 when determining whether operating segments that do not meet the quantitative thresholds may be aggregated in accordance with SFAS No. 131. The consensus in EITF 04-10 was applied for fiscal years ending after June 15, 2005. Adoption of this consensus did not have an impact on the Company’s disclosures.
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
     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently use the roll-over method for quantifying identified financial statement misstatements.
     In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.
     SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.
     The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company is currently assessing the impact of this statement.

Business Trends and Initiatives
     The Company’s Mexico subsidiary has reported net sales growth during the first nine months of 2006 and during the last several years as a result of increases in the consultant base. Additionally, the Mexico subsidiary contributes a significant portion of the Company’s consolidated net sales. The Company’s Mexican subsidiary generated 73% of total net sales for the nine months ended September 30, 2006 and 71% of total net sales for the year ended December 31, 2005. The Company’s Mexico subsidiary continues to focus on recruiting and retaining new consultants.
     In the United States, the Company has renewed its focus on recruiting new consultants. Although recruiting has been an important part of the U.S. strategy, the U.S. has changed its focus to recruit and sponsor all potential consultants instead of focusing on potential career consultants. In April, the United States modified its program to eliminate certain requirements to obtain the maximum commission. This was done in an effort to enhance recruiting capabilities of the consultants. The net sales increase for the nine months ended September 30, 2006 was primarily due to increased consultants in the Hispanic Group and increased productivity. The number of sponsored consultants during the first nine months of 2006 was better than the number sponsored during the first nine months of 2005.
     Net sales in Europe have decreased in the first nine months of 2006 compared to the first nine months of 2005, primarily as result of fewer consultants. The programs in Germany, Austria and Netherlands were changed during the second quarter of 2005 to focus on recruiting and long term growth. Implementation of this new program has taken longer than expected and the Europe subsidiaries are working with leaders to focus on recruiting.
     The Company has established a subsidiary in Russia and began sales during the third quarter of 2006. As the market just began recruiting consultants and selling products, the profit generated by sales was not enough to offset administrative expenses and the subsidiary operated at a loss during 2006. The Company also continues to evaluate expansion or re-entry into other foreign markets including Indonesia and Brazil. The Company expects to incur losses of $2.3 million related to expansion or re-entry in other foreign markets during 2006. The Company continues to serve other markets through distributorship agreements with third party distributors, including Brazil.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to certain market risks arising from transactions in the normal course of its business and from debt discussed in “Liquidity and Capital Resources” under Item 2. Such risks are principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended December 31, 2005. No significant changes have occurred during the first nine months of 2006 in relation to the interest rate risk or the Company’s credit standing.
Foreign Currency Risk
     The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiares and intercompany sales between Mexican entities, substantially all intercompany product sales are denominated in U.S. dollars. However, 79% of the Company’s revenue for first nine months of 2006 was generated in countries with a functional currency other than the U.S. dollar, and 73% of the Company’s revenue for the first nine months of 2006 was denominated in Mexican pesos. As a result, the Company’s earnings and cash flows for the three and nine months ended September 30, 2006 were exposed to fluctuations in foreign currency exchange rates.
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
     The Company uses foreign currency option contracts to hedge against exposures to currency risk relating to its forecasted U.S. dollar-denominanted expenditures at Jafra Mexico. The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 780,000,000 and 828,000,000 in put and call positions at September 30, 2006 and December 31, 2005, respectively. The outstanding foreign currency option contracts outstanding at September 30, 2006 mature at various dates through January 30, 2008. Notional amounts do not quantify the Company’s market or credit exposure or represent the Company’s assets or liabilities, but are used in the calculation of cash settlements under the contracts.

     The following tables provide information about the details of the Company’s option contracts as of September 30, 2006 (in thousands except for average strike price):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At September 30, 2006:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	217,000	11.66-12.28	$(286)	Oct.-Dec. 2006
Mexican peso	110,000	12.03-12.34	(156)	Jan.-Mar. 2007
Mexican peso	153,000	11.69-12.10	(112)	Apr.-June 2007
Mexican peso	100,000	11.79-12.17	(104)	July-Sept. 2007
Mexican peso	150,000	11.87-11.93	(30)	Oct.-Dec. 2007
Mexican peso	50,000	11.96	(9)	Jan. 2008

	780,000		$(697)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	217,000	10.56-11.12	$139	Oct.-Dec. 2006
Mexican peso	110,000	10.90-11.24	(47)	Jan.-Mar. 2007
Mexican peso	153,000	10.59-11.00	50	Apr.-June 2007
Mexican peso	100,000	10.69-11.07	(22)	July-Sept. 2007
Mexican peso	150,000	10.76-10.81	70	Oct.-Dec. 2007
Mexican peso	50,000	10.84	23	Jan. 2008

	780,000		$213

     The following table provides information about the details of the Company’s option contracts as of December 31, 2005 (in thousands):

	Coverage in
	Mexican	Average Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date
At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

(1)	The Fair Value of the option contracts presented above, an unrealized loss of $484,000 and $2,944,000 at September 30, 2006 and December 31, 2005, respectively, represents the carrying value and was recorded in accrued liabilities in the consolidated balance sheets.

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
There has been no change in the Company’s internal controls or procedures during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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
     Date November 10, 2006