Form 10-K
period 2006-12-31
JAFRA WORLDWIDE HOLDINGS LUX SARL
filed 2007-03-30
CIK 1248305

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 333-106666

Jafra Worldwide Holdings (Lux), S.àR.L.
(Exact name of Registrant as specified in its charter)

Luxembourg	98-0399297
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

370 Route de Longwy
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

As of March 15, 2007 the registrant had outstanding 316,420 shares of common stock, par value $100.00 per share.

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

The Parent agreed to file periodic reports with the Securities and Exchange Commission (“SEC”) in connection with the issuance in May 2003 of $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes”) by its subsidiaries Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution” and together with JCI, the “issuers”), so long as the 10 3/4% Notes are outstanding. The 10 3/4% Notes, of which approximately $106.4 million principal amounts are outstanding as of December 31, 2006, are guaranteed by the Parent. JCI and Jafra Distribution are also borrowers (and the Parent is the Guarantor) under a $60 million amended and restated revolving credit facility entered into in August 2004, which can be increased by the Company up to $90 million subject to the agreement by the lenders to participate in the amount of such increase. The Company currently has no borrowings outstanding under the revolving credit facility.

The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a network of approximately 500,000 independent consultants, who market and sell the Company’s products to their customers. The Company generated approximately 73% of its total net sales in 2006 in Mexico and approximately 20% of its total net sales in the United States and the Dominican Republic.

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

Expansion of the Business by the Leverage Brand Strength into Complementary Categories and Markets.  The Company is primarily focused on maintaining and growing its loyal consultant base and establishing a cost-effective distribution infrastructure and superior support structure for its consultants. The Company’s measured strategy is to develop selective products in complementary categories with the consultants’ core customer in mind and that will specifically lend themselves to the one-on-one meetings, party sales and product demonstrations that are fundamental to the direct selling business model. The Company has also launched its operations in the Russian market in 2006 and will continue to evaluate the possibility of expanding into other direct selling markets.

Continue to Identify Operating Efficiencies and Benefit from Economies of Scale.  Over the last several years management has increased the Company’s gross profit margin and reduced selling, general and administrative expenses, less charges related to transactions and restructuring, as a percentage of net sales, primarily by reducing overhead costs, streamlining marketing efforts and improving working capital management. The Company intends to continue to pursue additional opportunities to realize cost savings and operating efficiencies in order to increase profitability. Further, the Company believes its direct selling business model will continue to generate significant organic growth and that the resulting scale will afford increasing opportunities to leverage the fixed cost base and increase efficiencies in the Company’s purchasing, manufacturing, marketing, training and technology functions.

Research and Development

The Company continuously introduces new and revitalized products based on changes in consumer demand and technological advances in order to enhance the quality, image and price positioning of its products. Research and development is conducted at the Jafra Skin, Body and Color Laboratory, located in the Westlake Village, California facility. Amounts incurred on research activities relating to the development of new products and improvement of existing products were $1.6 million in each of the years ended December 31, 2006 and 2005 and $1.4 million in the year ended December 31, 2004.

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

Products

The following table sets forth the net sales of the Company’s principal product lines for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
		Percentage		Percentage		Percentage
	Sales by	of Total	Sales by	of Total	Sales by	of Total
	Product Line	Sales	Product Line	Sales	Product Line	Sales
	($ In millions)		($ In millions)		($ In millions)

Skin care	$81.6	17.1%	$72.2	17.3%	$78.6	19.5%
Body care and personal care	54.5	11.4	49.4	11.9	48.3	12.0
Color cosmetics	91.5	19.2	85.5	20.5	83.5	20.7
Fragrances	203.5	42.6	165.0	39.6	146.4	36.3
Other products(1)	46.4	9.7	44.4	10.7	46.6	11.5

Subtotal before shipping and other fees, less commissions	477.5	100.0%	416.5	100.0%	403.4	100.0%

Shipping and other fees, less commissions	16.4		13.6		12.8

Total	$493.9		$430.1		$416.2

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

Skin Care.  The Company sells personalized skin programs in a free matrix skincare system that allows individuals to select a regimen to meet individual needs. Skin care products include cleansers, skin fresheners, masks, and moisturizers for day and night. In addition to basic skin care products, the Company offers specialty products to enhance skin texture and encourage cell revitalization, including the Company’s signature skin care product, Royal Jelly Milk Balm Moisture Lotion, and products for maturing skin (Time Protector and Time Corrector), eye care (Optimeyes) and elasticity (Elasticity Recovery Hydrogel). The Company is committed to maintaining contemporary formulas and routinely evaluating and updating its product offerings. In 2006, the Company introduced a Vitamin C Peel Kit which combines multiple sources of Vitamin C and Papaya enzymes with peelable natural clay. The Company also introduced a mud mask which uses natural ingredients to help clean the skin.

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

Color Cosmetics.  The Company sells a range of color cosmetics for the face, eyes, lips, cheeks and nails. The Company internally develops lipstick formulas, foundations and mascaras. The Company continues to enhance its color palette strategy by introducing seasonal color products through innovative fashion color statements in the spring and fall shade product offerings. This has been a consistent strategy and has continued to drive the sales of color products. In 2005, the Company continued to introduce new products in the B-Twin line to target the teenage color cosmetics market. In 2006, the Company introduced new packaging for its color line.

Fragrances.  Direct selling is a significant distribution channel for fragrances, and the Company’s new scents have enabled the Company to participate on an increasingly larger scale in this channel. The Company introduces new fragrances into its product line regularly and has introduced at least one new fragrance a year since 1996. During 2006, the Company introduced Yitsu into its regular line. The Company also introduced several limited life products. In 2006, sales of fragrances represented a greater percentage of the Company’s total sales as this line is the most popular line in Mexico and the U.S. Hispanic Division. These divisions showed the greatest net sales growth during 2006 compared to 2005. Additionally, fragrances were featured in many promotions during 2006.

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

Independent Consultants

The Company had approximately 500,000 independent consultants worldwide as of December 31, 2006. Approximately 412,000 of these consultants were in Mexico, 67,000 were in the United States, 18,000 were in Europe and 3,000 were in the Dominican Republic. These consultants, including managers, district managers and district directors, are not agents or employees of Jafra; they are independent contractors or dealers. They purchase products directly from the Company and sell them directly to their customers.

The Company provides training to senior consultants, who have experience managing their own consultant networks, and recruit and train the Company’s field level organization. In addition, the Company provides special training to a select group of senior consultants, or field leaders, who, in turn, provide training to the remaining field leaders. The Company sells substantially all of its products directly to its consultants. Each consultant conducts their Jafra sales operations as a stand-alone business, purchasing Jafra goods and reselling them to customers, as well as offering free personal care consultations. The Company’s independent sales force constitutes its primary marketing contact with the general public.

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

Consultant Management and Training.  At December 31, 2006, the Company had approximately 19,000 managers, 3,000 district managers and 1,000 district directors. To become a manager, a consultant must sponsor a specified number of recruits who meet certain minimum sales levels. Once a consultant becomes a manager, she is eligible to earn commissions on personal sales plus overrides on the sales of her downline consultants. A manager continues to gain seniority in the Jafra sales force by meeting the prescribed recruitment and sales requirements at each level of management. At more senior levels, managers may have several junior managers who in turn sponsor and manage other managers and consultants. The most successful managers have many such downline managers and consultants, and earn commissions on their personal sales plus overrides on their downline group’s sales. During 2006, the Company recorded $74.9 million as override expense within selling, general and administrative expenses and $5.0 million of commissions on personal sales paid to consultants as a reduction of net sales.

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

Due to the challenging macroeconomic environment that has affected the Company’s results in selected markets in which the Company operated, the Company adopted a strategic plan to focus on the strengths of the Mexican, U.S. and European markets and to assess the potential in other markets. The Company terminated its direct selling operations in Argentina in 2005, Brazil in 2004 and in certain markets in South America and Thailand in 2003. During 2006, the Company launched in the Russian market. The Company will continue to evaluate other international markets in the future.

The Company’s most important markets are Mexico, the United States (including the Dominican Republic) and Europe, which represented approximately 73%, 20% and 7%, respectively, of total 2006 consolidated net sales. The Company has entered into foreign currency exchange contracts to help mitigate the risk that a potential currency devaluation in Mexico would have on operations and liquidity. See Item 7A “Quantitative and Qualitative Disclosures About Market Risk.”

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

Manufacturing

The Company owns substantially all of an approximately 38,000 square foot manufacturing facility in Naucalpan, Mexico, which is near Mexico City. This facility has produced substantially all of the Company’s product requirements since June 2004. Immediately prior to that time, substantially all of the Company’s requirements for certain cosmetic and skin care products were manufactured by a third-party contractor pursuant to a manufacturing agreement that expired on July 1, 2004. On July 2, 2004, JCI entered into a new manufacturing agreement pursuant to which the same third-party contractor manufactures a limited number of cosmetic and skin care products for the Company.

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

Distribution Centers

As of December 31, 2006, the Company used four primary distribution centers in the United States, Mexico and Europe. The U.S. warehouses in Bridgeport, New Jersey and Westlake Village, California currently stock the entire Jafra product line. In 2002, the Company opened a distribution center in Lerma, Mexico that services all consultants in Mexico. In addition, the Company has a distribution center in Kaufbeuren, Germany that services all of the European markets. Management believes that its facilities are adequate to meet demand in its existing markets for the foreseeable future.

Typically, owned or leased distribution centers are located in an area that allows for direct delivery to consultants by either post or carrier. Maintaining a short delivery cycle in direct selling is an important competitive advantage.

Competition

The Company sells all of its products in highly competitive markets. The principal bases of competition in the cosmetics direct selling industry are price, quality and range of product offerings. On the basis of information available to it from industry sources, management believes that there are a significant number of companies (including both direct sales and cosmetic manufacturing companies) that compete with the Company’s products. Several direct sales companies compete with Jafra in sales of cosmetic products, and at least two such competitors, Mary Kay and Avon, are substantially larger than the Company in terms of total independent salespersons, sales volume and resources. In addition, the Company’s products compete with cosmetics and toiletry items manufactured by cosmetic companies that sell their products in retail or department stores. Many of such competitors are substantially larger than the Company in terms of sales and have substantially more resources. The Company also faces competition in recruiting independent salespersons from other direct selling organizations whose product lines may or may not compete with the Company’s products.

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

Information and E-Commerce Systems

During 2004, the Company appointed a Chief Information Officer to evaluate global management information systems. The Company utilized E-Commerce systems for order taking and in some instances, consultant activation in the United States and Mexico. At the beginning of 2007, the Company upgraded its commercial information portion of its system in the United States to replace the commercial information portion of the JD Edwards system. The Company will continue to focus on global solutions for its Information System needs.

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

Employees

As of December 31, 2006, the Company had 979 full-time employees, of which 232 were employed in the United States, 680 were employed in Mexico and 67 were employed in other countries. The Company also had 487 outside contract employees. In Mexico, some of the Company’s employees are unionized. The Company has in the past experienced union-related work stoppages in Mexico. Within the past five years, none of these stoppages have had any material impact on operations. The Company believes its relations with its employees are generally good. The Company’s employees are not unionized in any market outside of Mexico.

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

Approximately 73% of our net sales for the year ended December 31, 2006 were generated in Mexico. Various factors could harm our business in Mexico. These factors include, among others:

•	worsening economic conditions, including a prolonged recession in Mexico;

•	greater difficulty in staffing and managing foreign operations;

•	fluctuations in currency exchange rates and inflation;

•	longer collection cycles and increases in bad debt expenses;

•	burdens and costs of compliance with local laws;

•	greater difficulty in protecting intellectual property; and

•	political instability.

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

The Mexican economy in the past has suffered balance of payment deficits and shortages in foreign exchange reserves. There are currently no exchange controls in Mexico. However, Mexico has imposed foreign exchange controls in the past. Under the North American Free Trade Agreement, if Mexico experiences serious balance of payment difficulties or the threat thereof in the future, Mexico would have the right to impose foreign exchange controls on investments made in Mexico, including those made by U.S. and Canadian investors. Any restrictive exchange control policy could adversely affect our ability to obtain U.S. dollars or to convert pesos into U.S. dollars for purposes of paying dollar-denominated expenses, such as interest on indebtedness, to the extent that it may have to effect those conversions.

International operations may be adversely affected by local conditions.

Approximately 80% of our net sales in 2006 were generated outside the United States. Our ability to conduct business outside the United States and our revenues from foreign markets are subject to the risks inherent in international operations. Our international operations may be adversely affected by import duties or other legal restrictions on imports, currency exchange control regulations, transfer pricing regulations, the possibility of hyperinflationary conditions and potentially adverse tax consequences, among other things. The governments of nations in which we operate may take actions that materially adversely affect our ability to conduct business in these markets.

Currency exchange rate fluctuations in Mexico could lower our net sales and net income.

During 2006, we recognized approximately 80% of our net sales in non-U.S. markets in each market’s respective local currency, including approximately 73% in Mexican pesos. In preparing our financial statements, we translate net sales and expenses in foreign countries from their local currencies into U.S. dollars using weighted average exchange rates. If the U.S. dollar strengthens relative to local currencies, primarily the Mexican peso, our reported net sales, gross profits and net income will likely be reduced.

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

Because we cannot predict the degree of future exchange rate fluctuations, we cannot estimate the effect these fluctuations may have upon future reported results, product pricing or our overall financial condition. Although we attempt to reduce or exposure to short-term exchange rate fluctuations by using foreign currency puts and calls, these instruments or any other hedging activity may not effectively reduce exchange rate exposure. In particular, we currently employ a hedging strategy comprised of zero-cost collars that are designed to protect us against sudden and extreme devaluations in the Mexican peso. Our current hedging policy may not fully protect us against more gradual changes in exchange rates. Declines of the Mexico peso that are not offset by hedging have the effect of reducing our net sales measured in U.S. dollars.

We may be affected by high levels of inflation in Mexico.

Mexico has a history of high levels of inflation, and may experience a high level of inflation in the future. During most of the 1980s and during the mid-and late-1990s, Mexico experienced periods of high levels of inflation. The annual rates of inflation for the last five years as measured by changes in the National Consumer Price Index, as provided by Banco de Mexico, were:

2002	5.70%
2003	3.98%
2004	5.20%
2005	3.33%
2006	4.05%

A substantial increase in the Mexican inflation rate would have the effect of increasing some of our costs, which could adversely affect our results of operations and financial condition. High levels of inflation may also affect the balance of trade between Mexico and the United States, and other countries, which could adversely affect our results of operations.

The final liquidation and dissolution of subsidiaries in our non-core markets may result in additional costs and diversion of management resources.

Our exit of certain direct selling markets may prove to be unsuccessful for a number of reasons:

•	The completion of the liquidation of these non-core operations may take longer than we anticipate, may prove to be more expensive and more time consuming than we projects, and may divert management’s attention from our core business.

•	We may need to obtain regulatory and other governmental approvals and third-party consents, and may encounter other factors typical in a closure that could significantly increase the cost and/or delay the completion of this process. To the extent the completion of this process is delayed, the costs of liquidating and dissolving these subsidiaries and the negative impact on our income statement will continue, and the exit-related transaction costs could be greater than planned; and

•	Tax authorities in the jurisdictions in which we are liquidating operations may conclude that additional taxes are payable as part of the liquidation process.

•	We may incur liabilities or increased costs relative to third party distribution agreements.

Our entry into new markets will expose us to new risks and may be unsuccessful resulting in additional costs and management resources.

We may experience difficulty with our entry into new international markets due to greater regulatory barriers, the necessity of adapting to new regulatory systems and problems related to different cultural bases and political systems. These international operations expose us to certain risks, including: changes in or interpretations of foreign regulations that may limit our ability to market goods or services or repatriate profits; exposure to currency fluctuations; potential imposition of trade or foreign exchange restrictions or increased tarrifs; difficulty in collecting international accounts receivable; difficulties enforcing contractual obligations and intellectual property rights; national and regional labor strikes; and political instability. To the extent these risks are realized, we will likely be forced to spend additional capital and management resources.

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

Our independent consultants earn income by purchasing products at wholesale prices and selling to their customers at suggested retail prices. Our consultants’ ability to collect payments from their customers can be affected by the overall economic condition of the countries in which they operate. If our independent consultants experience difficulties in collecting payments from their customers, the consultants might be unable to purchase Jafra products, which could have an adverse impact on ours revenues and could increase our bad debt expense.

The loss of key high-level consultants could negatively impact consultant growth and net sales.

At December 31, 2006, we had approximately 19,000 managers, 3,000 district managers and 1,000 district directors. These district directors, together with their extensive networks of downline consultants, account for substantially all of our net sales. As a result, the loss of a high-level consultant or a group of leading consultants, whether by their own choice or through disciplinary actions for violations of policies and procedures, could negatively impact our consultant growth and net sales.

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

Various government agencies throughout the world, including in the United States, Mexico and Germany regulate direct sales practices. These laws and regulations are generally intended to prevent fraudulent or deceptive schemes, often referred to as “pyramid” schemes that compensate participants for recruiting additional participants irrespective of product sales and/or do not involve legitimate products. The laws and regulations in our current markets often:

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

In addition, countries where we operate could change their laws or regulations to negatively affect or prohibit completely network or direct sales efforts. Government agencies and courts in these countries may also use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harms our business. If any governmental authority were to bring a regulatory enforcement action that interrupts our business, our net sales and earnings would likely suffer.

Challenges by private parties to our form of direct marketing could harm our ability to sell products.

We may be subject to civil challenges by our consultants to our form of direct marketing. In the United States, the direct marketing industry and regulatory authorities have generally relied on the implementation of rules and policies designed to protect consumers, to prevent inappropriate activities and to distinguish between legitimate direct marketing distribution plans and unlawful pyramid schemes. We have adopted rules and policies based on case law, rulings of the FTC, pronouncements of regulatory authorities in several states and domestic and global industry standards. Legal and regulatory requirements concerning direct marketing systems, however, involve a high level of subjectivity, are inherently fact-based and are subject to judicial and administrative interpretation. Because of the foregoing, we can provide no assurance that it would not be harmed by the application or interpretation of statutes or regulations governing direct marketing, particularly in any civil challenge by a current or former consultant.

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

Consultant activities in our existing markets that violate governmental laws or regulations or that are otherwise improper could result in governmental actions. Given the size of our consultant force, we experience problems with consultants from time to time. In particular, some consultants may make unauthorized claims regarding products or the earning potential related to becoming a Jafra consultant. These claims could harm our reputation or result in the payment of fines or penalties, if regulatory authorities were to determine that we should have prevented or are otherwise responsible for such behavior.

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

In 1998, a former employee of Gillette filed applications to register the “Jafra” trademark in various jurisdictions in which we do not currently operate. In 1998, Gillette obtained a court order prohibiting this employee from transferring or licensing such trademark applications and registrations and requiring that the trademark applications and registrations be assigned to Gillette. Gillette has since completed the relevant documentation relating to the transfer of these trademarks to us. We have has filed the documents obtained from this former employee in those jurisdictions in which the documentation will be accepted in order to secure the abandonment and cancellation of this employee’s applications and registrations. We have not been able to definitively verify abandonment or cancellation of these “Jafra” trademark applications or registrations in the jurisdictions of Bangladesh, Guyana, India, Nigeria, Pakistan and Sudan. If we are not able to secure cancellation or abandonment of the applications and registrations in these jurisdictions, we may be prohibited from distributing its products in these jurisdictions.

Governmental authorities may question our intercompany transfer pricing or other payment policies or change their laws in a manner that could increase our effective tax rate or otherwise harm our business.

As a group doing more than 80% of our business in non-U.S. markets during 2006, we are subject to foreign tax and intercompany pricing laws, including those relating to the flow of funds among our companies pursuant to, for example, purchase agreements, licensing agreements, intercompany loans or other arrangements. Regulators (including tax authorities) in the United States, Mexico and in other foreign markets may closely monitor our corporate structure and how it effects intercompany fund transfers. If such regulators successfully challenge the our structure or these mechanisms, we may be subject to additional taxes, interest and penalties, which could have a material adverse impact on cash flow, net income and our effective tax rate.

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

Product liability claims or recalls could harm the our net sales and profitability.

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

We have a significant amount of debt, which could:

•	result in possible defaults on and acceleration of such indebtedness;

•	increase our vulnerability to adverse economic and general industry conditions, including interest rate fluctuations, because a significant portion of our borrowings is and will continue to be at variable rates of interest;

•	increase our vulnerability to fluctuations in the exchange rate of the principal currency in which we sell products, the Mexican peso, to the U.S. dollar, the currency in which interest obligations are payable;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on debt, which would reduce the availability of cash flow from operations to fund working capital, capital expenditures or other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and industry;

•	limit our ability to borrow additional funds in the future.

Any of the foregoing factors could also have a material adverse effect on our business, financial condition and results of operations.

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments, purchase or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control.

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

In addition, the senior credit facilities contain covenants that require our restricted subsidiaries to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and there can be no assurance that we will meet those tests. A breach of any of these covenants could result in a default under the senior credit facilities. Upon the occurrence of an event of default under the senior credit facilities, the lenders could elect to declare all amounts outstanding thereunder senior credit facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were to be unable to repay those amounts, the lenders under the senior credit facilities could proceed against the collateral granted to them to secure that indebtedness. The Parent, JCI, Jafra Distribution and Jafra Cosmetics S.A. have pledged substantially all of their assets as collateral under the senior credit facilities. If the lenders under the senior credit facilities accelerate the repayment of any borrowings, there can be no assurance that we will have sufficient assets to repay the senior credit facilities or the 10 3/4% Notes, and, in such circumstances, we could be forced into liquidation or reorganization.

The instruments governing our debt contain cross default provisions that may cause all of the debt issued under such instruments to become immediately due and payable as a result of a default under an unrelated debt instrument.

The indenture governing the 10 3/4% Notes and the agreements governing the senior credit facilities contain numerous operating covenants and require us to meet certain financial ratios and tests. Failure to comply with the obligations contained in the indenture governing the 10 3/4% Notes, the senior credit facilities or other instruments governing our indebtedness could result in an event of default under the applicable instrument, which could result in the related debt, if any, and the debt issued under other instruments becoming immediately due and payable. In such event, we would need to raise funds from alternative sources, which may not be available on favorable terms, on a timely basis or at all. Alternatively, such a default could require us to sell assets and otherwise curtail operations in order to pay creditors. Such alternative measures could have a material adverse effect on our ability to manufacture products, market products, and recruit and retain consultants.

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

None.

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

At a duly convened annual general meeting of shareholders held on July 1, 2006 in Luxembourg, Luxembourg, the sole shareholder of the Company accepted the resignation of Mr. Ronald Clark from the Board of Managers. The terms of the other existing Managers — Eugenio Lopez Barrios, Markus von Blomberg, Achim Schwanitz, Eberhard Pothmann, Ronald Weber, Jochen Sarazin and Wolfgang Bahlmann — were confirmed and their mandates were renewed until the approval of annual accounts by the shareholder for the year ended December 31, 2006. No other matters were put to a vote of the shareholder.

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

The following is a summary of selected consolidated financial data of the Company (amounts in millions except for consultant and consultant productivity data). The selected consolidated financial data, other than consultant data, as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are derived from the audited consolidated financial statements of Jafra Worldwide Holdings (Lux) S.àr.l. which appear in Item 8. “Financial Statements and Supplementary Data.” The selected consolidated financial data as of December 31, 2003 are derived from the audited financial statements of the Company which are not included herein. The selected consolidated financial data as of December 31, 2002 and for the year ended December 31, 2002 are derived from the audited financial statements of CDRJ Investments (Lux) S.A. which are not included herein. The related selected financial data should be read in conjunction with such financial statements and notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Years Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data:
Net sales	$493.9	$430.1	$416.2	$383.9	$382.6
Cost of sales	114.7	99.7	94.9	89.7	90.2

Gross profit	379.2	330.4	321.3	294.2	292.4
Selling, general and administrative expenses	276.3	253.3	245.3	232.8	232.3
Transaction related expenses	—	—	29.8	16.8	1.5
Restructuring and impairment charges(a)	—	—	5.0	—	—

Income from operations	102.9	77.1	41.2	44.6	58.6
Other income (expense):
Exchange gain (loss), net	0.7	—	0.2	(11.0)	(10.6)
Interest expense	(15.2)	(18.1)	(27.3)	(21.2)	(11.7)
Interest income	1.5	0.4	0.1	0.3	0.3
Loss on extinguishment of debt	(2.4)	(9.8)	(4.5)	(6.6)	—
Other expense	(1.9)	(3.7)	(0.7)	(0.6)	(0.2)
Other income	0.1	0.3	0.1	0.2	0.3

Income from continuing operations before income taxes and cumulative effect of accounting change	85.7	46.2	9.1	5.7	36.7
Income tax expense (benefit)	26.9	19.6	(2.3)	8.3	16.2

Income (loss) from continuing operations before cumulative effect of accounting change	58.8	26.6	11.4	(2.6)	20.5
Loss on discontinued operations, net of income tax expense of $0 in 2005, 2004 and 2003 and $0.1 in 2002	—	—	(0.2)	(5.4)	(1.5)

Income (loss) before cumulative effect of accounting change	58.8	26.6	11.2	(8.0)	19.0
Cumulative effect of accounting change, net of income tax expense of $0 in 2002(d)	—	—	—	—	(0.2)

Net income (loss)	$58.8	$26.6	$11.2	$(8.0)	$18.8

Balance Sheet Data (at end of Period):
Cash and cash equivalents	$48.7	$24.8	$10.6	$16.1	$26.8
Working capital(b)	91.6	27.6	32.9	11.7	12.1
Property and equipment, net	53.6	54.4	61.8	63.4	60.4
Total assets	364.3	308.1	298.4	293.7	290.0
Total debt(c)	106.4	130.0	240.3	247.5	84.4
Stockholder’s equity (deficit)	$128.1	$69.5	$(40.2)	$(55.4)	$108.5
Other Financial Data:
Net cash provided by operating activities	$49.9	$51.0	$7.6	$13.0	$43.4
Net cash used in investing activities	(3.6)	(5.0)	(6.0)	(11.5)	(11.3)
Net cash used in financing activities	(23.6)	(30.8)	(8.7)	(10.6)	(8.7)
Depreciation and amortization	5.6	12.9	6.7	5.7	5.5
Amortization and write off of deferred financing fees	1.7	3.3	6.3	4.0	1.4
Capital expenditures	$5.1	$4.3	$5.7	$10.7	$11.0
Total ending consultants	500,000	451,000	410,000	412,000	401,000
Average ending consultants(e)	482,000	435,000	434,000	407,000	376,000
Consultant productivity(e)	$1,023	$989	$958	$943	$1,018

(a)	Restructuring and impairment charges include the following for 2004 approximately $4.6 million of restructuring charges and approximately $0.4 million of asset impairment charges.

(b)	Working capital is calculated as total current assets excluding cash less current liabilities excluding current portion of long term debt and in 2004, indebtedness due to Vorwerk.

(c)	Total debt consists of borrowings under the subordinated notes, term loan, revolving loan, Vorwerk note and unsecured foreign bank loan.

(d)	In connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and other Intangible Assets,” on January 1, 2002, the Company recorded a net loss of $0.2 million (net of a tax effect of $0) as a cumulative transition adjustment to earnings.

(e)	The average consultant base is calculated by averaging the total ending consultant base as of the last day of each of the prior twelve months. A consultant is included in the total ending consultant base if she places an order within the prior four months. Consultant productivity is defined as net sales in U.S. dollars divided by the annual average number of consultants.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The Company is a direct seller of skin and body care products, color cosmetics, fragrances and other personal care products. The Company sells its Jafra brand products through a direct selling network of approximately 500,000 independent consultants, who market and sell the Company’s products to their customers. The Company’s largest markets are Mexico and the United States (including the Dominican Republic), which contributed approximately 73% and 20% of its total net sales in 2006, respectively.

Markets

The Company’s business operates in three primary markets: Mexico, the United States and Europe. Of these, Mexico is the largest, with approximately 73% of total net sales. Net sales in the United States (including the Dominican Republic) and Europe represented 20% and 7%, respectively, of total net sales for the year ended December 31, 2006. Net sales in South America during 2006 were nominal due to the Company’s decision to cease operations in South America. In 2000, the Company divided its United States territory into two divisions: the U.S. Division and the Hispanic Division, which is largely comprised of Spanish-speakers, and represents approximately two-thirds of the total U.S. business. Additionally, management combines the results of the Dominican Republic with the results of the Hispanic Division to evaluate the operations of the Hispanic Group. In Europe, the Company operates in Germany, Switzerland, Italy, Austria and the Netherlands, and in several other countries through distributors. The Company has renewed its focus on the Mexican, U.S. and European markets and in 2006 began recruiting consultants and selling products in Russia. Additionally, the Company is exploring the possibility of expanding into new markets in future years.

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

Consultant turnover occurs throughout the year, as is typical in the direct sales industry, and results in variation in the consultant base as measured at the end of intra-year reporting periods. The Company experiences a rate of consultant turnover of over 150% from year to year, which the Company believes is typical of the direct sales industry. In addition, the consultant base and net sales also fluctuate within quarterly reporting periods because the Company has multiple sales cycles in each fiscal year.

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

The following table illustrates the Company’s net sales among the four quarters of each of the last three fiscal years (dollars in millions):

	For the Year Ended				For the Year Ended				For the Year Ended
	December 31, 2006				December 31, 2005				December 31, 2004
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Net sales	$121.2	$114.7	$115.6	$142.4	$96.8	$102.3	$105.9	$125.1	$103.1	$103.7	$94.8	$114.6
% of full fiscal year	25%	23%	23%	29%	22%	24%	25%	29%	25%	25%	23%	27%

(1)	See “Results of Operations.”

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

Compensation of the Company’s Direct Selling Network

Consultants earn income by purchasing products from the Company at wholesale prices and selling to consumers at suggested retail prices. In addition, consultants who sponsor a certain number of recruits and meet certain minimum sales levels can become managers or lineage leaders. The compensation of a manager or lineage leader includes overrides, which are equal to a percentage of the paid sales generated by consultants recruited directly or indirectly by them. The overrides are paid to motivate and compensate the managers to train, recruit and develop downline consultants. Additionally, managers are also motivated to perform collection efforts on the Company’s behalf, as overrides paid on a consultant’s downline productivity are paid only upon the collection of receivables. The overrides of $74.9, $69.7 million and $68.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, represent a significant portion of the Company’s selling, general and administrative expense.

Research and Development

Research and development is a key part of new product introductions that motivate the consultant base and increase net sales. The Company has its own in-house development department staffed with trained professionals. The Company has chosen a strategy that allows it to focus most of its efforts on the development side. The Company utilizes research and industry developments as well as proven market concepts and products as a base for its development of new products. As a result, research and development expenses are less than 1% of net sales.

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

Loss on Discontinued Operations.  During the year ended December 31, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. Accordingly, the results of these markets have been classified as discontinued operations in all periods disclosed in the statements of income. Final liquidation of these markets occurred during 2006.

The following table represents selected components of the Company’s results of operations, in millions of dollars and as percentages of net sales.

	Years Ended December 31,
	2006		2005		2004
	($ In millions)

Net sales	$493.9	100.0%	$430.1	100.0%	$416.2	100.0%
Cost of sales	114.7	23.2	99.7	23.2	94.9	22.8

Gross profit	379.2	76.8	330.4	76.8	321.3	77.2
Selling, general and administrative expenses	276.3	56.0	253.3	58.9	245.3	58.9
Transaction related expenses	—	—	—	—	29.8	7.2
Restructuring and impairment charges	—	—	—	—	5.0	1.2

Income from operations	102.9	20.8	77.1	17.9	41.2	9.9
Exchange gain (loss), net	0.7	0.2	—	—	0.2	—
Interest expense	(15.2)	(3.0)	(18.1)	(4.2)	(27.3)	(6.6)
Interest income	1.5	0.3	0.4	0.1	0.1	—
Loss on extinguishment of debt	(2.4)	(0.6)	(9.8)	(2.3)	(4.5)	(1.0)
Other expense	(1.9)	(0.4)	(3.7)	(0.8)	(0.7)	(0.1)
Other income	0.1	—	0.3	0.1	0.1	—

Income from continuing operations before income taxes	85.7	17.3	46.2	10.8	9.1	2.2
Income tax expense (benefit)	26.9	4.4	19.6	4.6	(2.3)	(0.5)

Income from continuing operations	58.8	12.9	26.6	6.2	11.4	2.7
Loss on discontinued operations, net of income tax expense	—	—	—	—	(0.2)	—

Net income	$58.8	12.9%	$26.6	6.2%	$11.2	2.7%

The following tables represent selected components of the consolidated results of operations by market. Management evaluates market performance based on segment operating income, excluding reorganization and restructuring charges, unusual gains and losses, and amortization of goodwill and other intangible assets. Results for South America, Thailand, Russia and expenses related to investigating other future potential new markets are combined and included in the following tables under the caption “All Others.” Results for the Dominican Republic are included in the U.S. segment as the operations of the Dominican Republic are under the same management as the operations of the U.S. Corporate expenses, reorganization and restructuring charges and unusual gains and losses are included under the caption “Corporate, Unallocated and Other.”

		United
		States and the			Corporate,
		Dominican			Unallocated	Consolidated
	Mexico	Republic	Europe	All Others	and Other	Total
	(Dollars in millions)

Year Ended December 31, 2006
Net sales	$362.5	$99.5	$31.6	$0.3	$—	$493.9
Cost of sales	87.7	24.1	6.6	0.1	(3.8)	114.7

Gross profit	274.8	75.4	25.0	0.2	3.8	379.2
Selling, general and administrative expenses	172.3	58.4	22.3	3.1	20.2	276.3

Income (loss) from operations	$102.5	$17.0	$2.7	$(2.9)	$(16.4)	$102.9

Year Ended December 31, 2005
Net sales	$306.4	$91.6	$31.6	$0.5	$—	$430.1
Cost of sales	74.9	20.3	5.5	0.3	(1.3)	99.7

Gross profit	231.5	71.3	26.1	0.2	1.3	330.4
Selling, general and administrative expenses	145.8	61.2	23.1	1.9	21.3	253.3

Income (loss) from operations	$85.7	$10.1	$3.0	$(1.7)	$(20.0)	$77.1

Year Ended December 31, 2004
Net sales	$278.4	$98.0	$35.0	$4.8	$—	$416.2
Cost of sales	67.6	21.4	6.6	2.1	(2.8)	94.9

Gross profit	210.8	76.6	28.4	2.7	2.8	321.3
Selling, general and administrative expenses	133.7	59.9	25.5	4.9	21.3	245.3
Transaction related expenses	—	—	—	—	29.8	29.8
Restructuring and impairment charges	—	—	—	—	5.0	5.0

Income (loss) from operations	$77.1	$16.7	$2.9	$(2.2)	$(53.3)	$41.2

See Note 14 to the Company’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data.”

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales.  Net sales for 2006 increased to $493.9 million from $430.1 million for 2005, an increase of $63.8 million, or 14.8% as a result of an increase in Mexico and United States segment net sales. The average ending number of consultants worldwide increased 10.8% to approximately 482,000 consultants in 2006, an increase of 47,000 consultants over the 2005 average ending number of consultants. Mexico had an increase of approximately 45,000 average consultants in 2006 compared to 2005 and the Hispanic Group had an increase of approximately

4,000 average consultants in 2006 compared to 2005. This was offset by decreases in the number of consultants in the U.S. Division and Europe.

In Mexico, net sales of $362.5 million for 2006 increased 18.3% compared to net sales of $306.4 million for 2005. The increase in net sales in 2006 compared to 2005 was due primarily to an increase in the average number of consultants and an increase in consultant productivity. The average number of consultants in Mexico increased to approximately 397,000 consultants in 2006 compared to 352,000 in 2005, a 12.8% increase. The increase in the consultant base was primarily the result of a larger consultant base at the beginning of 2006 compared to 2005 and good retention efforts during 2006. Consultant productivity increased as a result of favorable promotions aimed at productivity and more regular line sales in 2006 compared to 2005.

In the United States and the Dominican Republic, net sales for 2006 increased to $99.5 million compared to $91.6 million for 2005, an increase of $7.9 million, or 8.6%. The United States is comprised of two divisions, the Hispanic Division including the Dominican Republic (referred to collectively as the Hispanic Group) and the U.S. Division. The Hispanic Group’s net sales increased 13.3% to $76.9 million in 2006 from $67.9 million in 2005 as a result of an increase in the average number of consultants and an increase in consultant productivity. The U.S. Division’s net sales decreased 4.6% to $22.6 million in 2006, from $23.7 million in 2005, as a result of a decrease in the number of consultants and a decrease in consultant productivity.

The Hispanic Group net sales increased 13.3% in 2006 compared to 2005 as a result of an increase in the average number of consultants and an increase in consultant productivity. The Hispanic Group had an average of 49,000 consultants during 2006 compared to 45,000 consultants in 2005, an increase of 8.9%. The increase in the consultant base in the Hispanic Division was primarily the result of better recruiting and retention in 2006 compared to 2005. In 2006, 27.6% more consultants were recruited compared to 2005. In the Hispanic Division, consultant productivity increased as a result of changes in the program to encourage sponsoring.

The U.S. Division had a 4.6% decrease in net sales during 2006 compared to 2005 primarily as a result of the decrease in the average number of consultants and a decrease in consultant productivity. During 2006, the U.S. Division had less than 20,000 consultants, a decrease compared to the number in 2005. This decrease in the number of consultants was the result of a smaller consultant base during 2006 compared to 2005. However, in 2006, the U.S. Division was able to minimize losses and recruit almost twice as many new consultants as were recruited in 2005. As a result, the consultant base showed signs of stability during 2006. U.S. Division productivity decreased as a result of program changes to enhance consultant base growth, including the elimination of the minimum order size.

In Europe, net sales for 2006 were constant at $31.6 million in 2006 and 2005. Although net sales were constant, there was a decrease in the average number of consultants in 2006 compared to 2005. This was offset by an increase in consultant productivity. The average number of consultants in 2006 was approximately 17,000 compared to 18,000 in 2005. The decrease was primarily driven by a decrease in the number of consultants in Germany. During mid 2005, Germany implemented a new program to focus on long term consultant growth. However, consultant response to the program changes has been slower than anticipated and it has been more difficult to teach consultants to recruit other new consultants and to focus on the income opportunity. These losses in Germany were partially offset by increases in the number of consultants in Italy due to strong focus on recruiting and reactivation and increases in Switzerland in part due to the introduction of the wellness consultant case. Productivity has increased as a result of favorable productivity promotions and the strengthening of the euro compared to the U.S. dollar.

Net sales in other markets consist primarily of Brazil, Argentina and in 2006, Russia. Net sales in the other markets for 2006 were $0.3 million compared to $0.5 million in 2005. Net sales in 2006 included approximately $0.1 million related to the start up operations in Russia. Other sales included the liquidation of inventory in Brazil and sales to the Brazil distributor. During 2005, the net sales only included liquidation efforts in Brazil and Argentina.

Gross Profit.  Gross profit in 2006 increased to $379.2 million from $330.4 million in 2005, an increase of $48.8 million, or 14.8%. Gross profit as a percentage of net sales or gross margin remained relatively constant at 76.8% in 2006 and 2005.

In Mexico, gross margin increased slightly to 75.8% in 2006 compared to 75.6% in 2005 as a result of less promotional sales in 2006 compared to 2005.

In the United States, gross margin decreased to 75.8% in 2006 compared to 77.8% in 2005 as a result of decreased margins on non-commissionable sales, such as promotional consultant cases and kits and overall lower margins on regular and promotional items.

In Europe, gross margin decreased to approximately 79.1% in 2006 compared to 82.6% in 2005 primarily as the result of increased charges to the provision for slow moving inventory and sales of more discounted products.

In the other markets, gross margin in 2006 increased to 66.6% compared to 40.0% in 2005 primarily as a result of the start up of operations in Russia.

Selling, General and Administrative Expenses.  SG&A expenses in 2006 increased to $276.3 million from $253.3 million in 2005, an increase of $23.0 million, or 9.1%. SG&A expenses, as a percentage of net sales decreased to 56.0% in 2006 compared to 58.9% in 2005.

In Mexico, SG&A expenses increased to $172.3 million in 2006 from $145.8 million in 2005, an increase of $26.5 million, or 18.2% primarily due to increased variable expenses associated with increased net sales. As a percentage of net sales, SG&A expenses decreased to 47.5% in 2006 compared to 47.6% in 2005.

In the United States, SG&A expenses decreased to $58.4 million in 2006 from $61.2 million in 2005, a decrease of $2.8 million as a result of decreased depreciation expense related to the accelerated depreciation of approximately $5.3 million of the commercial portion of the JD Edwards software in 2005 due to a change in the estimate of the software’s useful life. This was partially offset by increased variable expenses related to the increased net sales. As a percentage of net sales, SG&A expenses decreased to 58.7% in 2006 compared to 66.8% in 2005.

In Europe, SG&A expenses decreased to $22.3 million in 2006 from $23.1 million in 2005, a decrease of $0.8 million, or 3.5%. As a percentage of net sales, SG&A expenses decreased to 70.6% in 2006 from 73.1% in 2005, primarily as a result of reduced override expenses related to fewer consultants and reduced fixed costs in effort to control costs.

SG&A expenses in other markets increased to $3.1 million in 2006 compared to $1.9 million in 2005 as a result of additional expenses in Russia to start operations in 2006.

SG&A expenses in Corporate, Unallocated and Other decreased to $20.2 million in 2006 compared to $21.3 million in 2005 as a result of reduced bonus expenses in part due to the change in senior management with different contractual bonus provisions.

Exchange Gain (Loss), Net.  The Company’s net foreign exchange gain was $0.7 million in 2006 compared to a nominal amount in 2005, a favorable change of $0.7 million. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico, Europe and South America. The net exchange gain (loss) has three primary elements: gains or losses on foreign currency option contracts, unrealized and realized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies.

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

During 2006, the Company recognized a nominal amount of exchange losses on its foreign currency option contracts. During 2005, the Company recognized $5.0 million of exchange losses related to the option contracts.

The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date were recorded directly as a component of exchange gain (loss). As of December 31, 2004, the Company had deferred losses of $0.1 million as a component of other comprehensive income which was recognized as a component of exchange loss (gain) during 2005.

During 2006, the Company recognized losses of $1.4 million on the remeasurement of U.S. dollar-denominated debt. During 2005, the Mexican peso strengthened in relation to the U.S. dollar and as a result the Company recognized approximately $3.8 million of gains, on the remeasurement of U.S. dollar-denominated debt. Additionally, the Company recognized $2.1 million and $1.2 million of gains in 2006 and 2005, on other foreign currency transactions, including intercompany transactions.

Interest Expense, Net of Interest Income.  Net interest expense decreased to $13.7 million in 2006 compared to $17.7 million in 2005, a favorable change of $4.0 million, or 22.6%. The decrease in interest expense was primarily the result of the partial bond redemption in February 2005 and bond repurchases in 2006, which resulted in a lower average debt balance outstanding during 2006 compared to 2005. The favorable change was also the result of greater interest income in 2006 compared to 2005 as a result of larger balances in the Company’s cash equivalent accounts.

Loss on Extinguishment of Debt.  During 2006, the Company repurchased approximately $23.6 million of the 10 3/4% Notes in market transactions and paid $1.8 million above the stated redemption price and wrote off approximately $0.6 million of previously capitalized deferred financing fees. As a result, the Company recorded $2.4 million as loss on extinguishment of debt in the accompanying consolidated statements of income during the year ended December 31, 2006. On February 17, 2005, the Company redeemed approximately $69.5 million of the outstanding 10 3/4% Notes at a premium of $7.5 million. In connection with the redemption of the 10 3/4% Notes, the Company wrote off approximately $2.3 million of previously capitalized deferred financing fees. As a result, the Company recorded $9.8 million as loss on extinguishment of debt in the accompanying consolidated statements of operations. The 2005 redemption of the outstanding 10 3/4% Notes was funded through a series of private equity offerings which resulted in Jafra S.A. subscribing to 316,270 new shares of the Company. In September 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by the Company’s Restated Credit Agreement. The note repurchases may take place at management’s discretions and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. JCI and Jafra Distribution intend to obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion.

Other (Expense) Income, Net.  The Company recorded $1.8 million of other expense during 2006 compared to $3.4 million during 2005. Other expense primarily relates to the reclassification of $1.5 million and $3.1 million of accumulated other comprehensive loss to other expense in 2006 and 2005, respectively, related to the liquidation of markets in which the Company no longer conducts direct selling operations.

Income Tax Expense (Benefit).  The Company recorded an income tax expense of $26.9 million during 2006 compared to $19.6 million during 2005. The effective tax rate in 2006 was 31.4% compared to 42.4% in 2005. In 2006 and 2005, the Company recognized an income tax expense on pretax income in the United States and Mexico. In the United States in 2005, the rate was higher than the overall effective tax rate because of additional expense in 2005 as a result of the finalization of a United States tax examination and changes in the prior year estimates of certain tax credits and permanent items. In Mexico, the rate was more than the federal because of certain permanent differences. The rate in 2005 was also negatively impacted by valuation allowances taken against pretax loss carryforwards in South America.

Loss on Discontinued Operations.  The Company had no significant losses or gains on discontinued operations in 2006 or 2005.

Net Income (Loss).  Net income was $58.8 million in 2006 compared to $26.6 million in 2005, a favorable change of $32.2 million. The increase in net income was the result of a $48.8 million increase in gross margin, a $0.7 million favorable change in exchange gain (loss), a net decrease of $4.0 million in interest expense and income, a $7.4 million reduction in loss on extinguishment of debt and a $1.6 million decrease in other net other expense. This was partially offset by an increase of $23.0 million in selling, general and administrative expenses and a $7.3 million increase in income tax expense.

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

In Europe, net sales for 2005 were $31.6 million, compared to $35.0 million for 2004, a decrease of $3.4 million, or 9.7%. Measured in local currencies, net sales decreased 9.4% in 2005 compared to 2004. The decrease in net sales was primarily due to a decrease in consultant productivity. The average number of consultants was approximately 18,000 in 2005 and was relatively constant to the average number of consultants during 2004. In May 2005, the Company modified its programs in Germany, Austria and Netherlands to introduce a new “Career Plan” to focus on building a productive consultant base. However, this change in the plan is meant to stimulate long term growth in the number of consultants. In the short-term, the number of consultants may be negatively impacted as the consultants learn how to recruit under this new plan.

Other markets consist primarily of Brazil, Argentina and Thailand. Net sales in the other markets for 2005 were $0.5 million, a decrease of $4.3 million, or 90.0% compared to $4.8 million for 2004. During 2005, the Company ceased direct selling operations in Argentina and during 2004, the Company ceased direct selling operation in Brazil. These two markets contributed $4.8 million of net sales in 2004 compared to $0.5 million in 2005.

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

In Europe, gross margin increased to approximately 82.6% in 2005 compared to 81.1% in 2004 principally as the result of impact of the favorable exchange rates of the euro to the U.S. dollar on cost of sales, as a significant amount of inventory in Europe is purchased by the Company in U.S. dollars.

In the other markets, gross margin in 2005 decreased to 40.0% compared to 56.2% in 2004 primarily as a result of inventory liquidation efforts in Brazil in 2004 and sales to a third party distributor at cost in 2005.

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

Exchange Gain (Loss), Net.  The Company’s net foreign exchange loss in 2005 was nominal compared to a $0.2 million gain in 2004, an unfavorable change of $0.2 million. The Company’s foreign exchange gains and losses primarily result from its operations in Mexico, Europe and South America. The net exchange (loss) gain has three primary elements: gains or losses on forward currency and option contracts, unrealized and realized gains or losses on the remeasurement of U.S. dollar-denominated debt, and gains or losses on transactions denominated in foreign currencies.

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

Income Tax Expense (Benefit).  The Company recorded an income tax expense of $19.6 million during 2005 compared to an income tax benefit of $2.3 million during 2004. In 2005, the Company recognized an income tax expense on pretax income in the United States and Mexico. In the United States, the rate was higher than the overall effective tax rate because of additional expense in 2005 as a result of the finalization of a United States tax examination and changes in the prior year estimates of certain tax credits and permanent items. In Mexico, the rate was more than the federal because of certain permanent differences. The rate in 2005 was also negatively impacted by valuation allowances taken against pretax loss carryforwards in South America. The income tax benefit in 2004 was the result of pretax losses in the Company’s United States subsidiary with a corresponding tax benefit and the reversal of $2.3 million of tax accruals in the United States. Additionally, during 2004, the Company reduced certain valuation allowances in one of its Mexican subsidiaries related to net operating losses which resulted in a low effective tax rate for the Company’s Mexican subsidiaries. The Company has a partial valuation allowance against certain assets when the Company determines that a portion of the assets is likely not realizable.

Loss on Discontinued Operations.  The Company had no significant losses or gains on discontinued operations in 2005 compared to $0.2 million in 2004, a decrease of loss of $0.2 million. In 2004, the losses on discontinued operations were primarily related to costs necessary to liquidate certain markets.

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

As of December 31, 2006, the Company had outstanding $106.4 million of 10 3/4% Notes.

The following schedule details the payment schedule for debt and lease obligations as of December 31, 2006:

Schedule of Debt and Lease Obligations

Payments Due by Period
As of December 31, 2006

Contractual Obligations	Total	2007	2008 - 2009	2010 - 2011	Thereafter
	(Dollars in thousands)

10 3/4% senior subordinated notes due 2011	$106,371	$—	$—	$106,371	$—
Interest payments	40,021	11,434	22,870	5,717	—
Operating and capital lease obligations	12,224	3,738	5,678	2,808	—

Total contractual obligations	$158,616	$15,172	$28,548	$114,896	$—

Liquidity

During 2006, the Company’s liquidity has improved. There are no outstanding amounts under the Restated Credit Agreement and the Company has $48.7 million of cash and cash equivalents at December 31, 2006 compared to $24.8 million at December 31, 2005.

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

In 2004, in connection with the Acquisition, holders of $0.5 million principal amount of the 10 3/4% Notes redeemed such notes. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69.5 million of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79.1 million. The balance of the 10 3/4% Notes is generally not redeemable until May 15, 2007, at which time the 10 3/4% Notes may be optionally redeemed at a 105.375 premium declining to par in May 2009. In September 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase from individual holders such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by the Company’s Restated Credit Agreement. The note repurchases were authorized to take place at management’s discretions and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. JCI and Jafra Distribution would obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion.

During 2006, the Issuers with funds generated from operations repurchased approximately $23.6 million of the original $200 million 10 3/4% Notes at redemption prices between 107.00 and 107.75. As a result of these transactions, $106.4 million, $130.0 million and $88.9 million were outstanding at December 31, 2006 and 2005 and March 30, 2007, respectively.

On August 16, 2004, the Company and the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. As of December 31, 2006 and 2005, there were no borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2006 and 2005, the Company and its subsidiaries were in compliance with all covenants.

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

Cash Flows

Net cash provided by operating activities was $49.9 million in 2006, consisting of $58.8 million of net income adjusted for depreciation of $5.6 million, provision for uncollectible accounts of $11.6 million, $1.7 million of amortization and write off of deferred financing fees, $0.9 million of unrealized foreign exchange gains and a

$4.1 million change in deferred income taxes. This was partially offset by an unfavorable change of $23.0 million used in changes in operating assets and liabilities. The significant changes in operating assets and liabilities primarily result from an increase in gross receivables of $28.7 million, an increase of $19.3 million in inventories and an increase in accounts payable and accrued liabilities of $17.3 million. Net cash provided by operating activities was $51.0 million in 2005, consisting of $26.6 million of net income adjusted for depreciation of $12.9 million, provision for uncollectible accounts of $9.4 million, loss on disposal of fixed assets of $0.1 million, amortization of deferred financing fees of $3.3 million, unrealized exchange gains of $0.2 million and change in deferred income taxes of $3.4 million. This was partially offset by $4.5 million used in changes in operating assets and liabilities.

Net cash used in investing activities was $3.6 million in 2006 compared to $5.0 million in 2005. In 2006 and 2005, investing activities primarily consisted of capital expenditures.

Net cash used in financing activities was $23.6 million in 2006 compared to $30.7 million in 2005. During 2006, the Company repurchased $23.6 million of the 10 3/4% Notes. During 2005, Jafra S.A. subscribed to 316,270 shares of common stock of the Company for $79.2 million. This amount was used to redeem $69.5 million of the 10 3/4% Notes. Additionally, during 2005, the Company repaid $20.0 million of the Vorwerk note and a net of $20.4 million of the revolving credit facility.

The effect of exchange rate changes on cash was a gain of $1.2 million in 2006 compared to a $0.9 million loss in 2005 related to fluctuations in the exchange rate of the Mexican peso, South American currencies and European currencies.

Foreign Operations

As a group doing more than 80% of its business in international markets in 2006, the Company is subject to foreign taxes and intercompany pricing laws, including those relating to the flow of funds between its subsidiaries pursuant to, for example, purchase agreements, licensing agreements or other arrangements. Regulators in the United States, Mexico and in other foreign markets may closely monitor the Company’s corporate structure and how it affects intercompany fund transfers.

Net sales outside of the United States aggregated 80%, 79% and 77% of the Company’s total net sales for the fiscal years 2006, 2005 and 2004, respectively. In addition, as of December 31, 2006, international subsidiaries comprised approximately 75% of the Company’s consolidated total assets. Accordingly, the Company has experienced and continues to be exposed to foreign exchange risk. The Company has implemented a hedging program to protect against potential devaluation of the Mexican peso. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

The Company’s subsidiaries in Mexico generated approximately 73% of the Company’s net sales for 2006 compared to 71% for 2005, substantially all of which was denominated in Mexican pesos. During 2006 and 2005, the peso was relatively stable, but in prior years, the peso weakened against the U.S. dollar.

Mexico has experienced periods of high inflation in the past and has been considered a hyperinflationary economy. Because the functional currency in Mexico is the Mexican peso, gains and losses of remeasuring debt to the U.S. dollar from the peso are included as a component of net income. Jafra Mexico had $63.8 million of U.S. dollar-denominated third-party debt as of December 31, 2006.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has concluded that SFAS No. 153 did not have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which changes financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize change in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires employers to measure the funded status of a plan on the date of its year-end statement of financial position. This Statement is effective for the Company as of the end of the fiscal year ending after June 15, 2007. The Company plans to adopt the provisions of this statement as of the fiscal year ending December 31, 2007 and is currently evaluating the impact of this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

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

The Company has initially applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ended December 31, 2006. The adoption of this statement did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has not completed its evaluation of SFAS No. 159 but does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

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

Revenue Recognition.  The Company recognizes revenue at the point of delivery to the consultant. During 2005, the Company corrected its revenue recognition policies to recognize net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements”, net sales, cost of sales and related direct and incremental selling expenses are recognized when both title and risk of loss have transferred to the consultant, generally at the time the product is received by the consultant. The Company currently insures shipments and assists consultants by replacing lost or damaged shipments impacting the risk of loss. Prior to the second quarter of 2005, net sales, cost of sales and related direct and incremental selling expenses including overrides, sales promotion and freight had been recorded at the point of shipment.

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

Interest Rate Risk

The Company has U.S. dollar-denominated debt obligations in both the United States and Mexico that have fixed and variable interest rates and mature on various dates. At December 31, 2006, the Company did not have any outstanding variable debt obligations under its revolving credit facility. The table below presents principal cash flows and related interest rates by fiscal year of maturity:

Debt Obligation Information at December 31, 2006
(Amounts in U.S. dollars in 000’s)

								Fair Value
	Expected Year of Maturity							December 31,
	2007	2008	2009	2010	2011	Thereafter	Total	2006(1)

Senior subordinated notes and revolving credit facility
Fixed Rate (US$)	$—	$—	$—	$—	$106,371	$—	$106,371	$113,817
Average Interest Rate	—	—	—	—	10.75%	—
Variable Rate (US$)	$—	$—	$—	$—	$—	$—	$—	$—
Average Interest Rate	—	—	—	—	—	—

(1)	The Company’s estimate of the fair value of its senior subordinated notes was based on trading prices.

As of December 31, 2006, the Company did not have any variable interest rate debt outstanding.

Foreign Currency Risk

The Company operates globally, with manufacturing facilities in Mexico and distribution facilities in various locations around the world. With the exception of most intercompany product sales between European subsidiaries, and intercompany sales between Mexican entities, all intercompany product sales are denominated in U.S. dollars, as are some expenses, including interest payments with respect to all of its outstanding indebtedness. In addition, 80% of the Company’s 2006 revenue was generated in countries with a functional currency other than the U.S. dollar. As a result, the Company’s earnings and cash flows are exposed to fluctuations in foreign currency exchange rates.

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

Pursuant to SFAS No. 133, the Company’s use of contracts to hedge certain forecasted transactions may qualify for hedge accounting. The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date were recorded directly as a component of exchange loss (gain). As of December 31, 2006, the fair value of the option contracts was included in accrued liabilities in the accompanying consolidated balance sheets and in exchange loss on the accompanying consolidated statements of operations. No amounts at December 31, 2006 were included in other comprehensive loss as the Company did not apply hedge accounting to any outstanding options at December 31, 2006.

The outstanding foreign currency option contracts had a notional value denominated in Mexican pesos of 643,000,000 and 828,000,000 in put and call positions at December 31, 2006 and 2005, respectively. The foreign currency option contracts outstanding at December 31, 2006 mature at various dates through April 30, 2008 and the foreign currency option contracts outstanding at December 31, 2005 mature at various dates through June, 2007. Notional amounts do not quantify the Company’s market or credit exposure or represent its assets or liabilities, but are used in the calculation of cash settlements under the contracts.

The following tables provide information about the details of the Company’s option contracts as of December 31, 2006 and 2005 (in thousands, except for average strike price):

	Coverage in	Average
	Mexican	Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2006:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	110,000	12.02-12.34	$(163)	Jan.-Mar. 2007
Mexican peso	153,000	11.69-12.10	(198)	Apr.-June 2007
Mexican peso	100,000	11.79-12.17	(153)	July-Sept. 2007
Mexican peso	150,000	11.87-11.93	(156)	Oct.-Dec. 2007
Mexican peso	90,000	11.96-12.07	(75)	Jan.-Mar. 2008
Mexican peso	40,000	12.10	(23)	Apr. 2008

	643,000		$(768)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	110,000	10.89-11.24	$(130)	Jan.-Mar. 2007
Mexican peso	153,000	10.59-11.00	22	Apr.-June 2007
Mexican peso	100,000	10.69-11.07	(67)	July-Sept. 2007
Mexican peso	150,000	10.76-10.81	27	Oct.-Dec. 2007
Mexican peso	90,000	10.84-10.94	(23)	Jan.-Mar. 2008
Mexican peso	40,000	10.97	(30)	Apr. 2008

	643,000		$(201)

	Coverage in	Average
	Mexican	Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

(1)	The fair value as quoted by the financial institutions of the option contracts presented above, an unrealized loss of $969,000 and $2,944,000 at December 31, 2006 and 2005, respectively, represents the carrying value and was recorded in accrued liabilities.

Prior to entering into foreign currency hedging contracts, the Company evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. The Company does not currently anticipate non-performance by such counterparties.

The Company’s Mexican subsidiary, Jafra Distribution, had U.S. dollar-denominated debt of $63.8 million and $78.0 million at December 31, 2006 and 2005, respectively.

Based upon the $63.8 million of Jafra Distribution’s outstanding debt at December 31, 2006, a 10% decline in the peso to U.S. dollar exchange rate would result in a $6.4 million foreign currency exchange loss.

Item 8.	Financial Statements and Supplementary Data

*	Schedules other than those listed above have been omitted because they are not applicable.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of
Jafra Worldwide Holdings (Lux) S.ar.l.
Luxembourg:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jafra Worldwide Holdings (Lux) S.ar.l. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of
Directors and Stockholder of
Jafra Worldwide Holdings (Lux) S.ar.l. Luxembourg

We have audited the accompanying consolidated statements of operations, stockholder’s (deficit) equity, and cash flows of Jafra Worldwide Holdings (Lux) S.ar.l. (successor Parent to CDRJ Investments (Lux) S.A.) and subsidiaries (the “Company”) for the year ended December 31, 2004. Our audit also included the financial statement schedules for the year ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Jafra Worldwide Holdings (Lux) S.ar.l. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Los Angeles, California
March 4, 2005

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$48,680	$24,819
Receivables, less allowances for doubtful accounts of $11,959 in 2006 and $10,703 in 2005	60,247	43,398
Inventories, less allowances of $4,179 in 2006 and $2,960 in 2005	58,181	38,930
Prepaid income taxes	1,923	2,590
Prepaid expenses and other current assets	8,729	8,931
Deferred income taxes	19,041	15,278
Assets from discontinued operations	—	27

Total current assets	196,801	133,973
Property and equipment, net	53,640	54,412
Other assets:
Goodwill	63,786	64,794
Trademarks	42,717	43,437
Deferred financing fees, employee supplemental savings plan and other assets	7,367	11,451
Noncurrent assets from discontinued operations	—	33

Total assets	$364,311	$308,100

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$30,805	$18,839
Accrued liabilities	60,980	58,432
Income taxes payable	12,478	4,269
Deferred income taxes	920	—
Current liabilities from discontinued operations	—	40

Total current liabilities	105,183	81,580
Long-term debt	106,371	130,000
Deferred income taxes	19,848	21,072
Employee supplemental savings plan and other long-term liabilities	4,840	5,917

Total liabilities	236,242	238,569

Commitments and contingencies (Note 15)	—	—
Stockholder’s equity:
Common stock, par value $100; 316,420 shares authorized, issued and outstanding in 2006 and 2005	31,642	31,642
Additional paid-in capital	51,769	51,769
Retained earnings (deficit)	50,415	(8,390)
Accumulated other comprehensive loss	(5,757)	(5,490)

Total stockholder’s equity	128,069	69,531

Total liabilities and stockholder’s equity	$364,311	$308,100

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net sales	$493,862	$430,056	$416,174
Cost of sales	114,669	99,701	94,840

Gross profit	379,193	330,355	321,334
Selling, general and administrative expenses	276,269	253,259	245,250
Transaction related expenses	—	—	29,848
Restructuring and impairment charges	—	—	5,017

Income from operations	102,924	77,096	41,219
Other income (expense):
Exchange gain (loss), net	682	7	230
Interest expense	(15,219)	(18,068)	(27,285)
Interest income	1,538	383	130
Loss on extinguishment of debt	(2,375)	(9,753)	(4,464)
Other expense	(1,924)	(3,784)	(771)
Other income	129	328	90

Income from continuing operations before income taxes	85,755	46,209	9,149
Income tax expense (benefit)	26,950	19,623	(2,312)

Income from continuing operations	58,805	26,586	11,461
Income (loss) from discontinued operations, net of income tax expense of $0 in 2005 and 2004	—	25	(212)

Net income	$58,805	$26,611	$11,249

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except for shares)

Common Stock:
Balance, beginning of year	316,420	$31,642	150	$15	150	$15
Issuance of 316,270 shares of common stock	—	—	316,270	31,627	—	—

Balance, end of year	316,420	31,642	316,420	31,642	150	15

Additional Paid-in Capital:
Balance, beginning of year		51,769		4,296		—
Deemed capital contribution		—		—		4,922
Issuance of 316,270 shares of common stock		—		47,473		—
Cash distribution to Jafra S.A.		—		—		(626)

Balance, end of year		51,769		51,769		4,296

Retained (Deficit) Earnings:
Balance, beginning of year		(8,390)		(35,001)		(46,250)
Net income		58,805		26,611		11,249

Balance, end of year		50,415		(8,390)		(35,001)

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(5,490)		(9,471)		(9,154)
Net unrealized and deferred realized losses on derivatives		—		65		(343)
Tax benefit on unrealized and deferred realized losses on derivatives		—		—		134
Reclassification of accumulated translation adjustment on ceased or discontinued operations		1,591		3,141		269
Currency translation adjustments		(1,858)		775		(377)

Balance, end of year		(5,757)		(5,490)		(9,471)

Total Stockholder’s Equity (Deficit)	316,420	$128,069	316,420	$69,531	150	$(40,161)

Comprehensive Income:
Net income		$58,805		$26,611		$11,249
Unrealized and deferred realized losses on derivatives		—		(60)		(353)
Reclassified to exchange loss		—		128		7
Reclassified to cost of sales		—		(3)		3
Tax benefit on unrealized and deferred realized losses on derivatives		—		—		134
Reclassification of accumulated translation adjustment on ceased or discontinued operations		1,591		3,141		269
Currency translation adjustments		(1,858)		775		(377)

Total Comprehensive Income		$58,538		$30,592		$10,932

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$58,805	$26,611	$11,249
Adjustments to reconcile net income net cash provided by operating activities:
Loss on disposal of fixed assets	200	139	—
Depreciation	5,623	12,905	6,659
Provision for uncollectible accounts receivable	11,579	9,363	9,046
Amortization and write off of deferred financing fees	1,673	3,259	6,290
Non-cash compensation expense	—	—	4,922
Loss on sale of fixed assets and asset impairment charge		—	423
Unrealized foreign exchange and derivative (gains) losses	(875)	(200)	(297)
Deferred income taxes	(4,066)	3,417	(11,347)
Changes in operating assets and liabilities:
Receivables	(28,739)	(8,392)	(12,273)
Inventories	(19,316)	2,361	(353)
Prepaid expenses and other current assets	(360)	(655)	(12)
Other assets	1,019	(158)	(618)
Accounts payable and accrued liabilities	17,267	165	(3,569)
Income taxes payable/prepaid	8,737	1,200	(3,056)
Other long-term liabilities	(1,625)	1,001	330
Net operating activities of discontinued operations	20	(41)	222

Net cash provided by operating activities	49,942	50,975	7,616

Cash flows from investing activities:
Purchases of property and equipment	(5,095)	(4,295)	(5,679)
Other and employee supplemental savings plan	1,488	(741)	(281)

Net cash used in investing activities	(3,607)	(5,036)	(5,960)

Cash flows from financing activities:
Repurchase of subordinated debt due 2011	(23,629)	(69,500)	(500)
(Repayment of) proceeds from issuance of Vorwerk note	—	(20,000)	20,000
Repayments under term loan facility	—	—	(47,500)
Repayments under revolving credit facility	—	(66,375)	(94,250)
Borrowings under revolving credit facility	—	46,000	115,000
Issuance of common stock	—	79,100	—
Distribution to Jafra S.A.	—	—	(626)
Deferred financing fees	—	—	(824)

Net cash used in financing activities	(23,629)	(30,775)	(8,700)
Effect of exchange rate changes on cash	1,155	(931)	1,510

Net increase (decrease) in cash and cash equivalents	23,861	14,233	(5,534)
Cash and cash equivalents at beginning of year	24,819	10,586	16,120

Cash and cash equivalents at end of year	$48,680	$24,819	$10,586

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$14,529	$17,649	$24,820
Income taxes	$15,376	$14,202	$11,674

During the year ended December 31, 2006, the Company reclassified $1,591,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other expense. During the year ended December 31, 2005, the Company reclassified $3,141,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other expense. During the year ended December 31, 2004, the Company reclassified $269,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other expense. These amounts were reflected in unrealized foreign exchange and derivative (gains) losses.

See accompanying notes to consolidated financial statements.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation and Description of Business

Basis of Presentation

Jafra Worldwide Holdings (Lux) S.àr.l, a Luxembourg société à responsabilité limitée (the “Parent”) is a wholly-owned subsidiary of Jafra S.A. Jafra S.A., a Luxembourg société anonyme (“Jafra S.A.”), and was a wholly-owned subsidiary of CDRJ Investments (Lux) S.A. a Luxembourg société anonyme (“CDRJ”).

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

On May 20, 2003, the Parent, Jafra Cosmetics International, Inc. (“JCI”) and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”, and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into new senior credit facilities (the “Senior Credit Agreement”) and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes” and such transactions collectively, the “Recapitalization”). Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”) and Jafra Distribution are collectively referred to as “Jafra Mexico.”

The accompanying audited consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 reflect the operations of the Parent and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Deferred Financing Costs.  In connection with the Recapitalization, the Company incurred approximately $14,688,000 of costs related to the issuance of the 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August 16, 2004, the Parent and the issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) and paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $500,000 principal amount of the 10 3/4% Notes redeemed such notes. In 2004, in connection with the full repayment of the Senior Credit Agreement and the purchase of $500,000 of the outstanding 10 3/4% Notes, the Company wrote off approximately $4,464,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of income. During 2004, the Company capitalized approximately $866,000 of costs related to the Restated Credit Agreement. On February 17, 2005, the Issuers redeemed $69,500,000 of the 10 3/4% Notes. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, the Company wrote off approximately $2,281,000 of previously capitalized deferred financing fees. During 2006, the Issuers repurchased approximately $23,629,000 of the 10 3/4% Notes. In connection with the repurchase, the Company wrote off $591,000 or previously capitalized deferred financing fees. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. As of December 31, 2006 and 2005, approximately $2,557,000 and $4,262,000, respectively, of unamortized deferred financing fees were included as a noncurrent asset in the accompanying consolidated balance sheets. (See Note 7).

Impairment of Long-Lived Assets and Intangibles.  Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. Based on the provisions of SFAS No. 142, the Company first determines if the fair value is less than the carrying value of the Company’s net assets. If the fair value is less than the carrying value, the Company would then allocate the fair value to all the assets and liabilities to determine the amount of impairment. (See Note 5).

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

As a matter of policy, the Company does not hold or issue foreign currency contracts for trading or speculative purposes. Under SFAS No. 133, the Company’s use of foreign currency contracts to hedge certain forecasted transactions may qualify for hedge accounting. Gains and losses from qualifying hedged derivative instruments can be deferred as a separate component of other comprehensive loss, and will then be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such contracts with the corresponding gains and losses generated by the

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

underlying hedged transactions. Under SFAS No. 133, certain of the Company’s foreign currency contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income (loss). The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date were recorded directly as a component of exchange loss (gain). At December 31, 2006 and 2005, the carrying value of the option contracts was $969,000 and $2,944,000, respectively, and was including in accrued liabilities in the accompanying consolidated balance sheets.

Fair Value of Financial Instruments.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the 10 3/4% Notes at December 31, 2006 and 2005 was $113,817,000 and $142,220,000, respectively, based on trading prices.

Other Comprehensive Loss.  The Company includes the reclassification of accumulated translation adjustments on ceased or discontinued operations and currency translation adjustments in its calculation of other comprehensive loss. In 2004 and 2005, the Company also included the net unrealized and deferred realized losses on derivatives and the associated tax benefit on unrealized and deferred realized losses on derivatives.

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

Advertising Costs.  The Company expenses advertising costs as incurred. Total advertising costs aggregated $1,283,000, $1,371,000 and $709,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Shipping and Handling Costs.  Shipping and handling costs of $34,498,000, $30,433,000 and $31,210,000 for the years ended December 31, 2006, 2005 and 2004, respectively, are included in selling, general and administrative expenses.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Development.  Research and development costs are expensed as incurred. Total research and development expense included in selling, general and administrative expenses aggregated $1,570,000, $1,562,000 and $1,377,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Approximately 80%, 79% and 77% of the Company’s net sales for the years ended December 31, 2006, 2005 and 2004, respectively, were generated by operations located outside of the United States. Mexico is the Company’s largest foreign operation, accounting for 73%, 71% and 67% of the Company’s net sales for the years ended December 31, 2006, 2005 and 2004, respectively. As such, the Company’s results of operations are subject to fluctuations in the exchange rate of the Mexican peso to the U.S. dollar.

Additionally, Jafra Mexico had outstanding U.S. dollar-denominated debt of $63,823,000 and $78,000,000 at December 31, 2006 and 2005, respectively. This debt is remeasured at each reporting date with the impact of the remeasurement being recorded in net income, subjecting the Company to additional foreign exchange risk.

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company has concluded that SFAS No. 153 did not have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which changes financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize change in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires employers to measure the funded status of a plan on the date of its year-end statement of financial position. This Statement is effective for the Company as of the end of the fiscal year ending after June 15, 2007. The Company plans to adopt the provisions of this statement as of the fiscal year ending December 31, 2007 and is currently evaluating the impact of this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The Company currently uses the roll-over method for quantifying identified financial statement misstatements.

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

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has initially applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ended December 31, 2006. The adoption of this statement did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for the Company as of January 1, 2008. The Company has not completed its evaluation of SFAS No. 159 but does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

(3)	Inventories

Inventories consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Raw materials and supplies	$19,042	$11,165
Finished goods	39,139	27,765

Total inventories	$58,181	$38,930

(4)	Property and Equipment

Property and equipment consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Land	$16,023	$16,193
Buildings and improvements	18,511	17,255
Machinery, equipment and other	49,745	56,982

	84,279	90,430
Less accumulated depreciation	30,639	36,018

Property and equipment, net	$53,640	$54,412

(5)	Goodwill and Trademarks

The Company’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. The Company has determined trademarks to have an indefinite life. The carrying value of trademarks decreased $720,000 to $42,717,000 at December 31, 2006 from $43,437,000 at December 31, 2005 as a result of foreign currency translation. The changes in the carrying amount of goodwill for the years ended December 31, 2006 are as follows (in thousands):

	United			All	Consolidated
Goodwill	States	Mexico	Europe	Others	Total

Balance as of December 31, 2005	$32,188	$27,837	$4,769	$—	$64,794
Translation effect	—	(473)	(535)	—	(1,008)

Balance as of December 31, 2006	$32,188	$27,364	$4,234	$—	$63,786

The Company did not recognize any impairment of Goodwill during the years ended December 31, 2006, 2005 and 2004.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Sales promotions, commissions and overrides	$27,023	$23,136
Accrued interest	1,338	1,692
Compensation and other benefit accruals	12,141	18,444
State and local sales taxes and other taxes	10,684	6,006
Other	9,794	9,154

Total accrued liabilities	$60,980	$58,432

(7)	Debt

Debt consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Subordinated Notes, unsecured, interest payable semi-annually at 10 3/4% due in 2011	$106,371	$130,000

Total debt	106,371	130,000
Less current maturities	—	—

Long-term debt	$106,371	$130,000

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

In 2004, in connection with the Acquisition, holders of $500,000 principal amount of the 10 3/4% Notes redeemed such notes. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $69,500,000 of the original $200 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from a private equity contribution from Vorwerk of $79,100,000. The balance of the 10 3/4% Notes is generally not redeemable until May 15, 2007, at which time the 10 3/4% Notes may be optionally redeemed at a 105.375 premium declining to par in May 2009. In September 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase from individual holders such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by the Company’s Restated Credit Agreement. The note repurchases were

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorized to take place at management’s discretions and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. JCI and Jafra Distribution would obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion.

During 2006, the Issuers repurchased approximately $23,629,000 of the original $200 million 10 3/4% Notes at redemption prices between 107.00 and 107.75. As a result of these transactions, $106,371,000 and $130,000,000 were outstanding at December 31, 2006 and 2005, respectively.

On August 16, 2004, the Company and the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Company to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. As of December 31, 2006 and 2005, there were no borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

The Company originally capitalized approximately $14,646,000 of costs related to the issuance of the 10 3/4% Notes and the senior credit agreement as deferred financing fees and approximately $866,000 of costs related to the Restated Credit Agreement.

In connection with the full repayment of the senior credit agreement and the purchase of $500,000 of the outstanding 10 3/4% Notes, the Company wrote off approximately $4,464,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of income during year ended December 31, 2004. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, the Company paid $7,472,000 of premiums and wrote off approximately $2,281,000 of previously capitalized deferred financing fees. As a result, the Company recorded a $9,753,000 loss on extinguishment of debt in the accompanying consolidated statements of income during the year ended December 31, 2005. In connection with the repurchase of a portion of the 10 3/4 % Notes during 2006, the Company paid $1,784,000 above the stated redemption price and wrote off $591,000 of previously capitalized deferred financing fees. As a result, the Company recorded $2,375,000 as loss on extinguishment of debt in the accompanying consolidated statements of income during the year ended December 31, 2006.

Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Company’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Company to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Company and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2006 and 2005, the Company and its subsidiaries were in compliance with all covenants.

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

As of December 31, 2006 and 2005, approximately $2,557,000 and $4,262,000, respectively, of unamortized deferred financing fees were included as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

As of December 31, 2006 and 2005, the Company had irrevocable standby letters of credit outstanding totaling $0.9 million and $2.9 million, respectively. These letters of credit, expiring on various dates, collateralize the Company’s obligation to a third-party in connection with certain lease agreements.

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

(9)	Income Taxes

The Company’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004

Income from continuing operations before income taxes:
United States	$15,347	$10,528	$(13,430)
Foreign	70,408	35,681	22,579

	$85,755	$46,209	$9,149

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of 35% or 34%) and the Mexican Federal corporate rate of 29% in 2006, 30% in 2005 and 33% in 2004) to income before income taxes as a result of the following:

	Years Ended December 31,
	2006	2005	2004

Provision for income taxes at federal statutory rate	$26,002	$14,230	$2,690
Foreign income subject to tax other than at federal statutory rate	2,944	2,846	2,470
Foreign tax and other credits	(2,944)	(2,443)	(2,436)
State income taxes	668	856	(661)
Permanent differences, including inflation and transactions between affiliates	(475)	—	—
Valuation allowance — domestic	—	—	95
Valuation allowance — foreign	(292)	1,179	(2,000)
Reversal of income tax reserve	—	—	(2,348)
Tax settlements and reserves	441	1,282	—
Other	606	1,673	(122)

Income tax expense (benefit)	$26,950	$19,623	$(2,312)

The components of income tax expense (benefit) are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$10	$—

Foreign:
Mexico	27,727	15,275	11,423
Europe	92	50	10
Other	2,530	14	(1,737)

	30,349	15,349	9,696
State	668	856	(661)

Total current	31,017	16,205	9,035
Deferred — foreign	(6,550)	(14)	(5,125)
Deferred — domestic	2,483	3,432	(6,088)
Foreign deferred allocated to other comprehensive loss	—	—	(134)

Total deferred	(4,067)	3,418	(11,347)

Total income tax expense (benefit)	$26,950	$19,623	$(2,312)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income tax assets and deferred income tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred income tax assets:
Accounts receivable	$3,115	$2,958
Net operating loss carryforwards	15,201	15,491
Foreign tax and other credit carryforwards	5,116	4,392
Accrued sales promotions	990	1,422
Other accrued liabilities	8,719	4,683
Prepaid purchases and expenses	486	—
Other	4,337	9,014

Total deferred income tax assets	37,964	37,960
Less valuation allowance	(14,235)	(14,527)

Net deferred income tax assets	23,729	23,433
Deferred income tax liabilities:
Transaction and deferred financing costs	(646)	(930)
Property and equipment	(1,594)	(2,329)
Trademark and goodwill	(18,248)	(18,008)
Inventories	(2,970)	(4,702)
Prepaid purchases and expenses	—	(48)
Other	(1,998)	(3,210)

Total deferred income tax liabilities	(25,456)	(29,227)

Net deferred income tax liabilities	$(1,727)	$(5,794)

The Company records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2006 and 2005 were based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2006 and 2005 were provided principally to offset operating loss carryforwards of the Company’s European and South American subsidiaries.

At December 31, 2006, the Company’s deferred income tax assets for carryforwards totaled $20,317,000 comprised of foreign tax asset and other credit carryforwards of $5,116,000 and operating loss carryforwards of $15,201,000. At December 31, 2005, the Company’s deferred income tax assets for carryforwards totaled $19,883,000 comprised of foreign asset and other credit carryforwards of $4,392,000 and operating loss carryforwards of $15,491,000. These deferred income tax assets were reduced by a valuation allowance of $15,221,000 and $14,527,000 at December 31, 2006 and 2005, respectively. The tax loss and certain credit carryforwards expire in varying amounts between 2007 and 2016. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

(10)	Benefit Plans

Certain former employees of the Company’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. The Company’s funding policy is to contribute annually to the

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Germany Plan the amount necessary to meet the minimum funding standards. The Company recognized pension expense of $42,000, $11,000 and $25,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The assets and liabilities related to the Germany plan are not material to the consolidated financial statements.

Under Mexican labor laws, employees of Jafra Mexico are entitled to a payment when they leave the Company if they have fifteen or more years of service, or with less tenure under certain conditions. In addition, the Company makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $2,463,000, $2,126,000 and $1,082,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total liability was approximately $3,818,000 and $3,242,000 at December 31, 2006 and 2005, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

The Company’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by the Company at the rate of 50 cents per dollar. Employees do not vest in the Company contribution until they have reached two years of service, at which time they become fully vested. The Company’s expense under this program was $487,000, $500,000 and $571,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s U.S. subsidiary also has a non-qualified supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. The Company’s net expense under this program was $236,000, $178,000 and $161,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of the Company. The Company has recorded an asset within deferred financing fees and other, net and the related liability within other long-term liabilities in the accompanying consolidated balance sheets of $4,061,000 and $4,229,000 at December 31, 2006 and 2005, respectively.

See Note 16 for management incentive arrangements.

(11)	Related Party Transactions

Pursuant to a consulting agreement entered into in 1998 and subsequent amendments, Clayton, Dubilier & Rice, an affiliate of Jafra S.A.’s former primary shareholder, received an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Company. The annual fee was $1,000,000. The Company incurred $417,000 during the year ended December 31, 2004 through termination of this agreement which terminated upon the consummation of the Acquisition in May 2004.

During the year ended December 31, 2006, the Company paid $480,000 to Pacific Rim Partners Limited, BVI, an entity whole owned and operated by Ronald Clark, the Company’s former CEO and Gonzalo Rubio, the Company’s former COO.

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

There were no additions that the aforementioned accruals during 2006 or 2005.

A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended	Years Ended
	December 31,	December 31,
	2006	2005

Opening balance	$459	$2,391
Additions	—	—
Payments	(459)	(1,932)

Ending balance	$—	$459

(13)	Transaction Related Expenses

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

		United
		States and
		the			Corporate,
		Dominican		All	Unallocated	Consolidated
	Mexico	Republic	Europe	Others	and Other	Total
	(Dollars in thousands)

As of and for the year ended December 31, 2006
Net sales	$362,535	$99,508	$31,616	$203	$—	$493,862
Income from operations	102,503	16,980	2,579	(2,920)	(16,218)	102,924
Depreciation	3,975	1,384	180	84	—	5,623
Capital expenditures	4,348	360	69	318	—	5,095
Segment assets	253,002	92,584	17,125	1,744	(144)	364,311
Goodwill	27,364	32,188	4,234	—	—	63,786
As of and for the year ended December 31, 2005
Net sales	$306,385	$91,604	$31,574	$493	$—	$430,056
Income from operations	85,687	10,166	2,951	(1,739)	(19,969)	77,096
Depreciation	4,104	8,411	360	30	—	12,905
Capital expenditures	2,939	965	391	—	—	4,295
Segment assets	210,868	82,448	15,009	776	(1,061)	308,040
Assets from discontinued operations	—	—	—	60	—	60
Goodwill	27,837	32,188	4,769	—	—	64,794
As of and for the year ended December 31, 2004
Net sales	$278,418	$98,006	$34,956	$4,794	$—	$416,174
Income from operations	77,149	16,701	2,859	(2,140)	(53,350)	41,219
Depreciation	2,661	3,449	458	91	—	6,659
Capital expenditures	3,408	2,005	226	40	—	5,679
Segment assets	188,832	91,861	17,571	1,376	(1,355)	298,285
Assets from discontinued operations	—	—	—	133	—	133
Goodwill	26,558	32,188	4,092	—	—	62,838

Corporate, unallocated and other include (in thousands):

	Years Ended December 31,
	2006	2005	2004

Corporate expenses	$(16,026)	$(18,464)	$(15,687)
Transaction related expenses	—	—	(29,848)
Restructuring and impairment charges	—	—	(5,017)
Unusual charges(1)	(192)	(1,505)	(2,798)

Total corporate, unallocated and other	$(16,218)	$(19,969)	$(53,350)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges (including certain severance charges) not related to the normal operations of the business.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional business segment information regarding product lines is as follows:

	2006		2005		2004
		Percentage		Percentage		Percentage
	Sales by	of Total	Sales by	of Total	Sales by	of Total
	Product Line	Sales	Product Line	Sales	Product Line	Sales
	($ In millions)		($ In millions)		($ In millions)

Skin care	$81.6	17.1%	$72.2	17.3%	$78.6	19.5%
Body care and personal care	54.5	11.4	49.4	11.9	48.3	12.0
Color cosmetics	91.5	19.2	85.5	20.5	83.5	20.7
Fragrances	203.5	42.6	165.0	39.6	146.4	36.3
Other products(1)	46.4	9.7	44.4	10.7	46.6	11.5

Subtotal before shipping and other fees, less commissions	477.5	100.0%	416.5	100.0%	403.4	100.0%

Shipping and other fees, less commissions	16.4		13.6		12.8

Total	$493.9		$430.1		$416.2

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(15)	Commitments and Contingencies

The Company leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2011. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent escalation clauses based on consumer price indices. Additionally, the Company leases certain cars under capital leases which are generally five year leases and expire at various dates through 2011. Future minimum lease payments under noncancelable leases as of December 31, 2006 are (in thousands) are as follows:

2007	$3,738
2008	3,073
2009	2,605
2010	1,862
2011	946

$12,224

Rental expense was $3,822,000, $3,105,000 and $3,240,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Employment Agreements

Certain senior executive officers have employment agreements, which provide for annual bonuses if the Company achieves the performance goals established under its annual incentive plan for executives. If the Company exceeds the performance goals, certain senior executive officers are entitled to percentage of the excess of the performance goal or additional bonus compensation. In addition, certain members of management have long term incentive bonus contracts to provide a future bonus if the Company meets certain bonus objectives. The Company accrues for these long term incentives over the period the bonus is earned.

Prior to 2005, the Company had a bonus plan for U.S. based employees which provided that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of 2005, the Company terminated the deferred bonus plan. However, all amounts deferred prior to 2005 will still vest under the provisions of the bonus plan. As of December 31, 2006 and 2005, $624,000 and $637,000 of bonuses were deferred, respectively. The Company recognizes compensation expense as the vesting requirements are met.

Bonus Payments

During the year ended December 31, 2004, the Company expensed $20,282,000 in compensation expenses for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,922,000 of special bonus payments paid directly by the former shareholder. No options to purchase shares have been outstanding subsequent to the buyback and cancellation in 2004.

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

The Company is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures at Jafra Mexico. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations in Mexico, the Company enters into foreign currency option contracts (“option contracts”) to hedge against exposures to currency risk related to its forecasted U.S. dollar-denominated expenditures. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. The Company purchased exchange rate put options, which gives the Company the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, the Company sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from the Company at a specified strike rate. The effect of these call options would be to limit the benefit the Company would otherwise derive from the strengthening of the Mexican peso beyond the strike rate.

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

Under SFAS No. 133, the Company’s use of option contracts to hedge certain forecasted transactions may qualify for hedge accounting. Gains and losses from such derivatives can be deferred as a separate component of other comprehensive loss, and then will be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 or contracts to which hedge accounting is not applied are remeasured based on fair value and the gains and losses are included as a component of net income (loss). The Company ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date, were recorded directly as a component of exchange loss (gain). As of December 31, 2006, the fair value of the option contracts was included in accrued liabilities in the accompanying consolidated balance sheets and in exchange loss on the accompanying consolidated statements of operations. No amounts at December 31, 2006 were included in other comprehensive loss as the Company did not apply hedge accounting to any outstanding options at December 31, 2006.

During the year ended December 31, 2006, the Company recognized gains of $1,000 as a component of exchange gain (loss) on the accompanying consolidated statement of income. During the years ended December 31, 2005 and 2004, the Company recognized losses of approximately $5,035,000 and $1,545,000 (including the reclassification of other comprehensive income), respectively, as a component of exchange gain (loss) on the accompanying consolidated statements of income.

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

The fair value of the option contacts at December 31, 2006 and 2005 represented an unrealized loss of $969,000 and $2,944,000, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets.

The outstanding option contracts had notional values denominated in Mexican pesos of 643,000,000 and 828,000,000 in put and call positions at December 31, 2006 and 2005, respectively. The option contracts outstanding at December 31, 2006 mature at various dates through April 30, 2008 and the option contracts outstanding at December 31, 2005 mature at various dates through June 30, 2007. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of the Company, but are used in the calculation of cash settlements under the contracts.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information about the details of the Company’s option contracts as of December 31, 2006 and 2005 (in thousands, except for average strike price):

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2006:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	110,000	12.02-12.34	$(163)	Jan.-Mar. 2007
Mexican peso	153,000	11.69-12.10	(198)	Apr.-June 2007
Mexican peso	100,000	11.79-12.17	(153)	July-Sept. 2007
Mexican peso	150,000	11.87-11.93	(156)	Oct.-Dec. 2007
Mexican peso	90,000	11.96-12.07	(75)	Jan.-Mar. 2008
Mexican peso	40,000	12.10	(23)	Apr. 2008

	643,000		$(768)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	110,000	10.89-11.24	$(130)	Jan.-Mar. 2007
Mexican peso	153,000	10.59-11.00	22	Apr.-June 2007
Mexican peso	100,000	10.69-11.07	(67)	July-Sept. 2007
Mexican peso	150,000	10.76-10.81	27	Oct.-Dec. 2007
Mexican peso	90,000	10.84-10.94	(23)	Jan.-Mar. 2008
Mexican peso	40,000	10.97	(30)	Apr. 2008

	643,000		$(201)

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Coverage in		Fair Value in
Foreign Currency	Mexican Pesos	Average Strike Price	U.S. Dollars(1)	Maturity Date

At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

(1)	The fair value as quoted by the financial institutions of the option contracts presented above, unrealized losses of $969,000 at December 31, 2006 and of $2,944,000 at December 31, 2005, represents the carrying value and was recorded in accrued liabilities at December 31, 2006 and December 31, 2005 in the consolidated balance sheets.

(19)	Discontinued Operations and Ceased Operations

During the year ended December 31, 2005, the Company ceased direct selling operations in Argentina and during the year ended December 31, 2004, the Company ceased direct selling operations in Brazil. The Company sold distribution rights in Brazil and Argentina to third-party distributors who will purchase products directly from the Company’s Mexico or United States subsidiaries. Because the Company has established distribution agreements in Brazil and Argentina, the Company has not classified these operations as discontinued. As a result, the Company reclassified $1,591,000, $3,141,000 and $29,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other loss, during the year ended December 31, 2006, 2005 and 2004, respectively. Additionally, during the year ended December 31, 2004, the Company ceased direct selling operation in Thailand. As a result, during the year ended December 31, 2004, the Company reclassified $240,000 of accumulated translation adjustment losses from accumulated other comprehensive loss to other loss.

During the year ended December 31, 2003, the Company discontinued its operations in Venezuela, Colombia, Chile and Peru. The Company has terminated sales in these markets and has liquidated all assets. As such, the results of the operations of these markets have been classified as discontinued operations in all periods disclosed on the statements of operations. The assets and liabilities from the discontinued operations have been segregated on the accompanying balance sheets.

JAFRA WORLDWIDE HOLDINGS (LUX) S.àR.L. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales and loss on discontinued operations is as follows:

	Venezuela	Colombia	Chile	Peru	Total
	(In thousands)

For the year ended December 31, 2005
Net sales	$—	$—	$—	$—	$—
(Loss) gain on discontinued operations, net of income tax expense	(3)	34	(6)	—	25
For the year ended December 31, 2004
Net sales	$—	$—	$—	$—	$—
Loss on discontinued operations, net of income tax expense	(95)	(66)	(13)	(38)	(212)

The components of assets and liabilities of the discontinued operations is as follows (in thousands):

	Colombia	Chile	Peru	Total

As of December 31, 2005
Assets:
Cash	$—	$—	$7	$7
Prepaid and other current assets	33	—	20	53

Total assets	$33	$—	$27	$60

Liabilities:
Accounts payable	$—	$—	$7	$7
Accrued liabilities	33	—	—	33

Total liabilities	$33	$—	$7	$40

(20)	Subsequent Events

During 2007, the Issuers repurchased approximately $17,432,000 of the original $200 million 10 3/4% Notes at redemption prices between 106.53 and 106.63. As a result of these transactions, $88,939,000 was outstanding at the date of filing of these financial statements. In connection with the repurchase of a portion of the 10 3/4 % Notes during 2007, the Company paid $1,151,000 above the stated redemption price and wrote off approximately $417,000 of previously capitalized deferred financing fees. As a result, the Company expects to include $1,568,000 as loss on extinguishment of debt in the consolidated statements of income during the year ended December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of
Directors and Stockholder of
Jafra Cosmetics International, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jafra Cosmetics International, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder
of Jafra Cosmetics International, Inc.
Westlake Village, California

We have audited the accompanying consolidated statements of operations, stockholder’s (deficit) equity, and cash flows of Jafra Cosmetics International, Inc. and subsidiaries (the “Company”), a direct, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.ar.l. (Successor Parent to CDRJ Investments (Lux) S.A.) for the year ended December 31, 2004. Our audit also included the financial statement schedules for the year ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Jafra Cosmetics International, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Los Angeles, California
March 4, 2005

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$23,954	$9,479
Receivables, less allowances for doubtful accounts of $737 in 2006 and $631 in 2005	4,233	3,852
Inventories, less allowances of $2,028 in 2006 and $1,583 in 2005	10,426	9,398
Receivables from affiliates	6,035	8,251
Prepaid and other current assets	3,132	2,344
Deferred income taxes	9,289	10,511

Total current assets	57,069	43,835
Property and equipment, net	16,664	17,118
Other assets:
Goodwill	36,422	36,957
Notes receivable from affiliates	—	13,338
Deferred financing fees, net	1,232	1,869
Employee supplemental savings plan and other assets	4,362	5,938

Total assets	$115,749	$119,055

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$2,829	$2,728
Accrued liabilities	15,664	22,124
Income taxes payable	2,150	2,472
Payables to affiliates	4,131	6,406

Total current liabilities	24,774	33,730
Long-term debt	42,548	52,000
Deferred income taxes	7,113	5,852
Employee supplemental savings plan and other long-term liabilities	10,175	5,917

Total liabilities	84,610	97,499

Commitments and contingencies (Note 15)	—	—
Stockholder’s equity:
Common stock, par value $.01; authorized, issued and outstanding, 1,000 shares in 2006 and 2005	—	—
Additional paid-in capital	35,958	35,958
Retained deficit	(2,367)	(12,173)
Accumulated other comprehensive loss	(2,452)	(2,229)

Total stockholder’s equity	31,139	21,556

Total liabilities and stockholder’s equity	$115,749	$119,055

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net sales to third parties	$131,123	$123,178	$132,962
Sales to affiliates	3,403	986	7,811

Net sales	134,526	124,164	140,773
Cost of sales	36,332	29,257	36,961

Gross profit	98,194	94,907	103,812
Selling, general and administrative expenses	97,391	102,490	104,806
Transaction related expenses	—	—	27,097
Restructuring and impairment charges	—	—	4,790
Management fee income from affiliates	(5,046)	(6,482)	(10,420)
Write down of note receivable from affiliate	8,792	—	—
Royalty income from affiliates, net	(25,184)	(23,666)	(21,154)

Income (loss) from operations	22,241	22,565	(1,307)
Other income (expense):
Exchange gain (loss), net	672	(455)	24
Interest expense	(5,902)	(7,571)	(10,893)
Interest income	573	452	446
Loss on extinguishment of debt	(957)	(3,963)	(1,905)
Other expense	(300)	(26)	(465)
Other income	101	294	176

Income (loss) before income taxes	16,428	11,296	(13,924)
Income tax expense (benefit)	6,622	7,194	(6,140)

Net income (loss)	$9,806	$4,102	$(7,784)

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

	Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except for shares)

Common Stock:
Balance, beginning of year	1,000	$—	1,000	$—	1,000	$—

Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in Capital:
Balance, beginning of year		35,958		4,296		—
Deemed contribution of capital		—		—		4,922
Equity contribution from Parent		—		31,662		—
Distribution to Parent		—		—		(626)

Balance, end of year		35,958		35,958		4,296
Retained Deficit:
Balance, beginning of year		(12,173)		(16,275)		(8,491)
Net income (loss)		9,806		4,102		(7,784)

Balance, end of year		(2,367)		(12,173)		(16,275)
Accumulated Other Comprehensive Loss:
Balance, beginning of year		(2,229)		(2,106)		(2,625)
Currency translation adjustments		(223)		(123)		519

Balance, end of year		(2,452)		(2,229)		(2,106)

Total Stockholder’s Equity (Deficit)	1,000	$31,139	1,000	$21,556	1,000	$(14,085)

Comprehensive Income (Loss):
Net income (loss)		$9,806		$4,102		$(7,784)
Currency translation adjustments		(223)		(123)		519

Total Comprehensive Income (Loss)		$9,583		$3,979		$(7,265)

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$9,806	$4,102	$(7,784)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,564	8,771	3,907
Provision for uncollectible accounts receivable	477	505	794
Provision for uncollectible note receivable from affiliate	8,792	—	—
Non-cash compensation expense	—	—	4,922
Write off and amortization of deferred financing fees	636	1,397	2,659
Asset impairment charge/loss on disposal of fixed assets	—	139	423
Unrealized foreign exchange (gain) loss	(276)	248	(7)
Deferred income taxes	2,483	3,432	(6,222)
Changes in operating assets and liabilities:
Receivables	(636)	77	(1,060)
Inventories	(716)	1,549	1,418
Prepaid expenses and other current assets	(543)	220	(307)
Affiliate receivables and payables	(234)	14,607	(7,726)
Other assets	265	(215)	(29)
Accounts payable and accrued liabilities	(6,987)	1,509	(3,666)
Income taxes payable	(448)	233	2,076
Employee supplemental savings plan and other long-term liabilities	(1,625)	1,001	330

Net cash provided by (used in) operating activities	12,558	37,575	(10,272)

Cash flows from investing activities:
Purchases of property and equipment	(429)	(1,356)	(2,231)
Other and investments related to employee supplemental savings plan	1,488	(741)	(281)

Net cash used in investing activities	1,059	(2,097)	(2,512)

Cash flows from financing activities:
Repurchase of subordinated debt due 2011	(9,452)	(27,800)	(200)
(Repayment of) proceeds from issuance of Vorwerk note	—	(20,000)	20,000
Repayments under term loan facility	—	—	(19,000)
Repayments under revolving credit facility	—	(55,000)	(42,000)
Borrowings under revolving credit facility	—	43,000	54,000
Net borrowings (repayments) with affiliates	10,025	(3,200)	(3,060)
Equity contribution from Parent	—	31,662	—
Distribution to Parent	—	—	(626)
Deferred financing fees	—	—	(396)

Net cash provided by (used in) financing activities	573	(31,338)	8,718

Effect of exchange rate changes on cash	285	(409)	935

Net increase (decrease) in cash and cash equivalents	14,475	3,731	(3,131)
Cash and cash equivalents at beginning of year	9,479	5,748	8,879

Cash and cash equivalents at end of year	$23,954	$9,479	$5,748

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$5,633	$7,148	$10,188
Income taxes	$2,220	$840	$271

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

The accompanying audited consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 reflect the operations of Jafra Cosmetics International, Inc. and its subsidiaries (collectively, “JCI”). JCI is an operating subsidiary in the United States, and currently has operating subsidiaries in Austria, Germany, Italy, the Netherlands, Switzerland and the Dominican Republic. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

On May 20, 2003, the Parent, JCI and Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”, and together with JCI, the “Issuers”) completed a recapitalization of their operations by entering into new senior credit facilities (the “Senior Credit Agreement”) and issuing $200 million of 10 3/4% Senior Subordinated Notes due 2011 (the “10 3/4% Notes” and such transactions, collectively, the “Recapitalization”). Jafra Cosmetics International S.A. de C.V. (“Jafra Cosmetics S.A.”) and Jafra Distribution are collectively referred to as “Jafra Mexico.”

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

Deferred Financing Costs.  In connection with the Recapitalization, JCI incurred approximately $6,007,000 of costs related to the issuance of the 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August 16, 2004, the Parent and the issuers entered into a Restated Senior Credit Agreement (the “Restated Credit Agreement”) and paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $200,000 principal amount of the 10 3/4% Notes redeemed such notes. In 2004, in connection with the full repayment of the Senior Credit Agreement and the purchase of $200,000 of the outstanding 10 3/4% Notes, JCI wrote off approximately $1,905,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations. During 2004, JCI capitalized approximately $438,000 of costs related to the Restated Credit Agreement. On February 17, 2005, JCI redeemed $27,800,000 of the 10 3/4% Notes. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, JCI wrote off approximately $974,000 of previously capitalized deferred financing fees. During 2006, JCI repurchased approximately $9,452,000 of the 10 3/4% Notes. In connection with the repurchase, JCI wrote off $243,000 of previously capitalized deferred financing fees. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. As of December 31, 2006 and 2005, approximately $1,232,000 and $1,869,000, respectively, of unamortized deferred financing fees were included as a noncurrent asset in the accompanying consolidated balance sheets.

Impairment of Long-Lived Assets and Intangibles.  Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, JCI will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of goodwill may not be recoverable. Based on the provisions of SFAS No. 142, JCI first determines if the fair value is less than the carrying value of JCI’s net assets. If the fair value is less than the carrying value, JCI would then allocate the fair value to all the assets and liabilities to determine the amount of impairment. (See Note 5).

Fair Value of Financial Instruments.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the 10 3/4% Notes at December 31, 2006 and 2005 was $45,527,000 and $56,888,000, respectively.

Other Comprehensive Loss.  JCI includes the reclassification of accumulated translation adjustments on ceased or discontinued operations and currency translation adjustments in its calculation of other comprehensive loss.

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

Advertising Costs.  JCI expenses advertising costs as incurred. Total advertising costs aggregated $766,000, $1,139,000 and $482,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Shipping and Handling Costs.  Shipping and handling costs of $12,785,000, $11,506,000 and $13,503,000 for the years ended December 31, 2006, 2005 and 2004, respectively, are included in selling, general and administrative expenses.

Research and Development.  Research and development costs are expensed as incurred. Total research and development expense included in selling, general and administrative expenses aggregated $1,570,000, $1,562,000 and $1,377,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The portion of the above-identified research and development expenses incurred by JCI and charged to Jafra Mexico as part of JCI’s management fee income (see Note 11) aggregated $1,515,000, $1,540,000 and $879,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation.  The consolidated financial statements include the accounts of JCI and its wholly-owned subsidiaries. All significant accounts and transactions between JCI and its subsidiaries have been eliminated in consolidation.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard was effective for JCI beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) did not impact JCI at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. JCI has concluded that SFAS No. 153 did not have a material impact on its consolidated financial statements.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. JCI currently uses the roll-over method for quantifying identified financial statement misstatements.

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

JCI has initially applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ended December 31, 2006. The adoption of this statement did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for JCI as of January 1, 2008. JCI has not completed its evaluation of SFAS No. 159 but does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

(3)	Inventories

Inventories consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Raw materials and supplies	$19	$55
Finished goods	10,407	9,343

Total inventories	$10,426	$9,398

(4)	Property and Equipment

Property and equipment consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Land	$6,188	$6,188
Buildings and improvements	8,534	7,200
Machinery, equipment and other	14,689	25,174

	29,411	38,562
Less accumulated depreciation	12,747	21,444

Property and equipment, net	$16,664	$17,118

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Goodwill and Trademarks

JCI’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. JCI has determined trademarks to have an indefinite life. The carrying value of trademarks was $301,000 as of December 31, 2006 and was included in other assets on the accompanying consolidated balance sheets. The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2006 are as follows (in thousands):

	United		Consolidated
Goodwill	States	Europe	Total

Balance as of December 31, 2004	$32,188	$4,092	$36,280
Translation effect	—	677	677

Balance as of December 31, 2005	$32,188	$4,769	$36,957

Translation effect	—	(535)	(535)

Balance as of December 31, 2006	$32,188	$4,234	$36,422

(6)	Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Sales promotions, commissions and overrides	$3,538	$3,032
Accrued interest	518	668
Compensation and other benefit accruals	5,375	12,788
State and local sales taxes and other taxes	1,594	1,195
Other	4,639	4,441

Total accrued liabilities	$15,664	$22,124

(7)	Debt

Debt consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Subordinated Notes, unsecured, interest payable semi-annually at 10 3/4% due in 2011	$42,548	$52,000

Total debt	42,548	52,000
Less current maturities	—	—

Long-term debt	$42,548	$52,000

JCI’s long-term debt matures in 2011.

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

In 2004, in connection with the Acquisition, holders of $200,000 principal amount of the 10 3/4% Notes redeemed such notes. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $27,800,000 of the original $80 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an equity contribution from the Parent of $31,662,000. The balance of the 10 3/4% Notes is generally not redeemable until May 15, 2007, at which time the 10 3/4% Notes may be optionally redeemed at a 105.375 premium declining to par in May 2009. In September 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase from individual holders such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by the Company’s Restated Credit Agreement. The note repurchases were authorized to take place at management’s discretions and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions. JCI and Jafra Distribution would obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion.

During 2006, JCI repurchased approximately $9,452,000 of the original $80 million of 10 3/4% Notes at redemption prices between 107.00 and 107.75. As a result of these transactions, $42,548,000 and $52,000,000 of the 10 3/4% Notes were outstanding at December 31, 2006 and 2005, respectively.

On August 16, 2004, the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. As of December 31, 2006 and 2005, there were no borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

JCI originally capitalized approximately $6,006,000 of costs related to the issuance of the 10 3/4% Notes and the senior credit agreement and approximately $438,000 of costs related to the Restated Credit Agreement as deferred financing fees.

In connection with the full repayment of the senior credit agreement and the purchase of $200,000 of the outstanding 10 3/4% Notes in 2004, JCI wrote off approximately $1,905,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying consolidated statements of operations during year ended December 31, 2004. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, JCI paid $2,989,000 of premiums and wrote off approximately $974,000 of previously capitalized deferred financing fees. As a result, JCI recorded a $3,963,000 loss on extinguishment of debt in the accompanying consolidated statements of operations during the year ended December 31, 2005. In connection with the repurchase of a portion of the 10 3/4% Notes during 2006, JCI paid $714,000 above the stated redemption price and wrote off approximately $243,000 of previously capitalized deferred financing fees. As a result, JCI recorded $957,000 as loss on extinguishment of debt in the accompanying consolidated statements of operations during the year ended December 31, 2006.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Both the Indenture and the Restated Credit Agreement contain certain covenants that limit the Parent’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2006 and 2005, the Parent and its subsidiaries were in compliance with all covenants.

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

As of December 31, 2006 and 2005, approximately $1,232,000 and $1,869,000, respectively, of unamortized deferred financing fees were included as a noncurrent asset in the accompanying consolidated balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

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

(9)	Income Taxes

JCI’s income before income taxes consists of the following (amounts in thousands):

	Years Ended December 31,
	2006	2005	2004

Income (loss) before income taxes:
United States	$15,347	$10,528	$(13,430)
Foreign	1,081	768	(494)

	$16,428	$11,296	$(13,924)

Actual income tax expense differs from the “expected” tax expense (computed by applying the U.S. Federal corporate rate of either 34% or 35% to income before income taxes) as a result of the following:

	Years Ended December 31,
	2006	2005	2004

Provision (benefit) for income taxes at federal statutory rate	$5,585	$3,954	$(4,873)
Foreign income subject to tax other than at federal statutory rate	2,944	2,846	2,470
Permanent difference — non-deductible expense	37	37	1,597
Foreign tax and other credits	(2,944)	(2,443)	(2,436)
State income taxes	668	856	(661)
Valuation allowance — domestic	—	—	95
Valuation allowance — foreign	(275)	(219)	183
Tax examination settlement and reserves and other	607	2,163	(2,515)

Income tax expense (benefit)	$6,622	$7,194	$(6,140)

The components of income tax (benefit) expense are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$—	$10	$—

Foreign:
Foreign withholding taxes	2,944	2,846	2,470
Europe	92	50	10
Other	435	—	(1,737)

	3,471	2,906	743
State	668	856	(661)

Total current	4,139	3,762	82
Deferred — domestic	2,483	3,432	(6,222)

Total deferred	2,483	3,432	(6,222)

Total income tax expense (benefit)	$6,622	$7,194	$(6,140)

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of deferred income tax assets and deferred income tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred income tax assets:
Net operating loss carryforward	$7,162	$7,437
Foreign tax and other credit carryforwards	4,948	4,221
Accrued liabilities	2,407	5,976
Other	4,329	3,293

Total deferred income tax assets	18,846	20,927
Less valuation allowance	(7,539)	(7,814)

Net deferred income tax assets	11,307	13,113
Deferred income tax liabilities:
Property and equipment	(1,359)	(1,544)
Trademark and goodwill	(6,703)	(5,910)
Other	(1,069)	(1,000)

Total deferred income tax liabilities	(9,131)	(8,454)

Net deferred income tax assets	$2,176	$4,659

JCI records a valuation allowance on deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at December 31, 2006 and 2005 were based upon JCI’s estimates of the future realization of deferred income tax assets. Valuation allowances at December 31, 2006 were provided to primarily offset foreign operating loss carryforwards of $7,162,000. Valuation allowance at December 31, 2005 were provided to primarily offset foreign operating loss carryforwards of $7,437,000. The tax loss carryforwards expire in varying amounts between 2007 and 2022. Realization of the income tax carryforwards is dependent on generating sufficient taxable income prior to expiration of the carryforwards.

During the year ended December 31, 2004, JCI released an accrued liability of $2,348,000 which was originally recorded during 2002 against certain income tax benefits. In addition, JCI settled an IRS examination in 2005 for approximately $1,880,000. No settlements occurred in 2006.

(10)	Benefit Plans

Certain former employees of JCI’s German subsidiary participate in a defined benefit pension plan covering key employees (the “Germany Plan”). Benefits are based on age, years of service and the level of compensation during the final years of employment. JCI’s funding policy is to contribute annually to the Germany Plan the amount necessary to meet the minimum funding standards. JCI recognized pension expense of $42,000, $11,000 and $25,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The assets and liabilities related to the Germany plan are not material to the consolidated financial statements.

JCI’s U.S. subsidiary has an employee savings plan which permits participants to make voluntary contributions by salary deferrals pursuant to section 401(k) of the Internal Revenue Code, which allows employees to defer up to 20% of their total compensation, subject to statutory limitations. Employee contributions of up to 10% of compensation are matched by JCI at the rate of 50 cents per dollar. Employees do not vest in JCI contribution until they have reached two years of service, at which time they become fully vested. JCI’s expense under this program was $487,000, $500,000 and $571,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

JCI also has a non-qualified supplemental excess benefit savings plan, which permits participants to make unlimited voluntary contributions. Employee contributions are matched on the same basis as under the employee savings plan, and the vesting provisions are the same. JCI’s net expense under this program was $236,000, $178,000 and $161,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Employee and employer contributions under such plan are placed into a “rabbi” trust exclusively for the uses and purposes of plan participants and general creditors of JCI. JCI has recorded an other asset and the related other long-term liability in the accompanying consolidated balance sheets of $4,061,000 and $4,229,000 at December 31, 2006 and 2005, respectively.

See Note 16 for management incentive arrangements.

(11)	Related Party Transactions

JCI distributes skin and body products to other subsidiaries of the Parent (“affiliates”). Sales to affiliates, primarily in Mexico and South America, were $3,403,000, $986,000 and $7,811,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. During the year ended December 31, 2004, the Parent transferred substantially all of its skin and body care manufacturing operations to it’s facilities in Mexico from the United States. JCI also purchases color and fragrance products from Jafra Mexico totaling $21,475,000, $16,311,000 and $14,308,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Jafra Mexico charges JCI a royalty fee for the right to use the Jafra trademark in the United States and Europe. The total royalty expense charged by Jafra Mexico to JCI was $3,212,000, $2,975,000 and $3,214,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is offset against royalty income from affiliates in the accompanying consolidated statements of operations.

JCI owns the worldwide rights to its multi level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra Mexico a royalty fee for the use of the Jafra Way. The royalty fees charged by JCI were $28,396,000, $26,641,000 and $24,368,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and were based upon a percentage of Jafra Mexico’s third party sales.

JCI has granted loans to certain affiliates at annual interest rates ranging from 6% to 9%. Such loans are due to be repaid five years from the date of grant, with no prepayment penalty. Notes receivable from affiliates at December 31, 2006 and 2005 consists primarily of loans JCI has made to subsidiaries of the Parent to fund certain of their operations in South America. During 2006, JCI recorded a provision for uncollectible notes receivable of $8,792,000 from its Brazilian affiliate as JCI determined that collectibility of the outstanding note was not reasonably assured. In addition, during 2006, an affiliate granted JCI a loan at an annual interest rate of 10%. Net interest income from affiliates was $72,000, $399,000 and $446,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pursuant to a consulting agreement entered into in 1998 and subsequent amendments, Clayton, Dubilier & Rice, an affiliate of Jafra S.A.’s former primary shareholder, received an annual fee (and reimbursement of out-of-pocket expenses) for providing advisory, management consulting and monitoring services to the Parent. The annual fee was $1,000,000. JCI incurred $417,000 during the year ended December 31, 2004 through termination of this agreement. The consulting agreement terminated upon the consummation of the Acquisition in May 2004.

During the year ended December 31, 2006, JCI paid $480,000 to Pacific Rim Partners Limited, BVI, an entity whole owned and operated by Ronald Clark, JCI’s former CEO and Gonzalo Rubio, JCI’s former COO.

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

There were no additions that the aforementioned accruals during 2006 or 2005.

A rollforward of the activity of the restructuring accruals is summarized as follows (in thousands):

	Years Ended	Years Ended
	December 31,	December 31,
	2006	2005

Opening balance	$459	$2,391
Additions	—	—
Payments	(459)	(1,932)

Ending balance	$—	$459

(13)	Transaction Related Expenses

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

	United States
	and the			Corporate,
	Dominican		All	Unallocated	Consolidated
	Republic	Europe(1)	Others	and Other	Total
	Dollars in thousands

As of and for the Year ended December 31, 2006
Net sales	$99,508	$31,615	$—	$3,403	$134,526
Income from operations	16,980	2,578	—	2,683	22,241
Depreciation	1,384	180	—	—	1,564
Capital expenditures	360	69	—	—	429
Segment assets	92,584	17,125	5	6,035	115,749
Goodwill	32,188	4,234	—	—	36,422
As of and for the Year ended December 31, 2005
Net sales	$91,604	$31,574	$—	$986	$124,164
Income from operations	10,166	2,951	—	9,448	22,565
Depreciation	8,411	360	—	—	8,771
Capital expenditures	965	391	—	—	1,356
Segment assets	82,448	15,009	9	21,589	119,055
Goodwill	32,188	4,769	—	—	36,957
As of and for the Year ended December 31, 2004
Net sales	$98,006	$34,956	$—	$7,811	$140,773
Income (loss) from operations	16,701	2,859	—	(20,867)	(1,307)
Depreciation	3,449	458	—	—	3,907
Capital expenditures	2,005	226	—	—	2,231
Segment assets	91,861	17,233	63	44,726	153,883
Goodwill	32,188	4,092	—	—	36,280

(1)	excludes Poland, an indirect wholly-owned subsidiary of the Parent, an affiliate of JCI.

Corporate, unallocated and other includes (in thousands):

	Years Ended December 31,
	2006	2005	2004

Corporate expenses	$(20,173)	$(19,818)	$(18,833)
Transaction related charges	—	—	(27,097)
Restructuring and impairment charges	—	—	(4,790)
Transaction with affiliates	21,438	30,148	31,574
Unusual charges(1)	1,418	(882)	(1,721)

Total corporate, unallocated and other	$2,683	$9,448	$(20,867)

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Unusual charges include severance, loss or gain on sale of assets, holding company expenses and other charges (including certain severance charges) not related to the normal operations of the business.

Additional business segment information regarding product lines is as follows:

	2006		2005		2004
	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales
	(In millions)		(In millions)		(In millions)

Skin care	$37.1	29.4%	$37.3	31.4%	$41.8	32.7%
Body care and personal care	19.9	15.8	20.5	17.3	21.0	16.4
Color cosmetics	16.4	13.0	16.4	13.8	17.0	13.3
Fragrances	31.7	25.1	26.8	22.6	28.4	22.2
Other products(1)	21.1	16.7	17.7	14.9	19.7	15.4

Subtotal before shipping, other fees and sales to affiliates, less commissions	126.2	100.0%	118.7	100.0%	127.9	100.0%

Shipping and other fees, less commissions	4.9		4.5		5.1
Sales to affiliates	3.4		1.0		7.8

Total	$134.5		$124.2		$140.8

(1)	Includes sales aids (e.g.; party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(15)	Commitments and Contingencies

JCI leases office and warehouse facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2011. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and rent escalation clauses based upon consumer price indices. Additionally, JCI leases certain cars under capital leases which are generally five year leases and expire at various dates through 2011. Future minimum lease payments under noncancelable leases as of December 31, 2006 are as follows (in thousands):

2007	$1,441
2008	1,365
2009	1,286
2010	1,018
2011	771

$5,881

Rental expense was $1,305,000, $1,344,000 and $1,450,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

JCI is involved from time to time in routine legal matters incidental to its business. JCI believes that the resolution of such matters will not have a material adverse effect on JCI’s business, financial condition or results of operations.

JAFRA COSMETICS INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(16)	Management Incentive Arrangements

Employment Agreements

Certain senior executive officers have employment agreements which provide for annual bonuses if the Parent achieves the performance goals established under its annual incentive plan for executives. If the Parent exceeds the performance goals, certain senior executive officers are entitled to a percentage of the excess of the performance goal or additional bonus compensation. In addition, certain members of management have long term incentive bonus contracts to provide a future bonus if the Parent meets certain bonus objectives. JCI accrues for these long term incentives over the period the bonus is earned.

Prior to 2005, JCI had a bonus plan for U.S. based employees which provided that 50% of the bonus earned by any Vice President or Director shall be deferred and shall vest in three equal annual installments. As of 2005, JCI terminated the deferred bonus plan. However, all amounts deferred prior to 2005 will still vest under the provisions of the bonus plan. As of December 31, 2006 and 2005, $624,000 and $637,000 of bonuses were deferred, respectively. JCI recognizes compensation expense as the vesting requirements are met.

Bonus Payments

During the year ended December 31, 2004, JCI expensed $18,337,000 in compensation expense for the buyback and cancellation of options to purchase shares of Jafra S.A. and $4,125,000 of special bonus payments paid directly by the former shareholder. No options to purchase shares have been outstanding subsequent to the buyback and cancellation in 2004.

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

(18)	Subsequent Events

During 2007, the JCI repurchased approximately $6,973,000 of the original $80 million 10 3/4% Notes at redemption prices between 106.53 and 106.63. As a result of these transactions, $35,575,000 was outstanding at the date of filing of these financial statements. In connection with the repurchase of a portion \of the 10 3/4% Notes during 2007, JCI paid $460,000 above the stated redemption price and wrote off approximately $171,000 of previously capitalized deferred financing fees. As a result, JCI expects to include $631,000 as loss on extinguishment of debt in the consolidated statements of income during the year ended December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Distribuidora Comercial Jafra, S.A. de C.V.
Mexico City, Mexico D.F.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Distibuidora Comercial Jafra, S.A. de C.V. at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, S.C.

Mexico City, Mexico
March 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Distribuidora Comercial Jafra, S.A. de C.V.
Mexico City, Mexico D.F.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Distribuidora Comercial Jafra, S.A. de C.V. (“Company”), as defined in Note 1, an indirect, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.ar.l. (Successor Parent to CDRJ Investments (Lux) S.A.) for the year ended December 31, 2004. Our audit also included the financial statement schedules for the year ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Distribuidora Comercial Jafra, S.A. de C.V. for the year ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Mexico City, Mexico
March 4, 2005

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands,
	except share amounts)

ASSETS
Current assets:
Cash	$960	$505
Receivables	1,016	366
Inventories, less allowances of $1,941 in 2006 and $1,097 in 2005	48,294	30,697
Receivables from affiliates	18,988	18,143
Prepaid income taxes	1,179	2,465
Deferred income taxes	—	1,109
Prepaid expenses and other current assets	5,105	5,232

Total current assets	75,542	58,517
Property and equipment, net	2,553	2,667
Other assets:
Intangible assets	1,105	1,311
Deferred financing fees, net	1,325	2,393
Investment in affiliated company	130,506	132,763
Other	1,910	2,368

Total assets	$212,941	$200,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,753	$12,623
Accrued liabilities	1,274	1,794
Payables to affiliates	1,383	3,143
Deferred income taxes	920	—

Total current liabilities	26,330	17,560
Long-term debt	63,823	78,000
Deferred income taxes	3,421	5,412

Total liabilities	93,574	100,972

Commitments and contingencies (Note 12)	—	—
Stockholders’ equity:
Series B common stock, no par value: 151 shares authorized, issued and outstanding in 2006 and 2005	5	5
Additional Paid-in Capital	47,490	47,490
Retained earnings	74,466	52,495
Accumulated other comprehensive loss	(2,594)	(943)

Total stockholders’ equity	119,367	99,047

Total liabilities and stockholders’ equity	$212,941	$200,019

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Third party net sales	$140	$40	$—
Sales to affiliates	197,304	166,768	150,087

Net sales	197,444	166,808	150,087
Cost of sales	119,974	103,442	97,806

Gross profit	77,470	63,366	52,281
Selling, general and administrative expenses	2,290	1,709	1,736
Management fee expense to affiliate	1,633	1,473	4,099
Service fee expense to affiliate	32,075	35,064	30,606

Income from operations	41,472	25,120	15,840
Other income (expense):
Exchange (loss) gain, net	(1,350)	3,452	15,125
Interest expense	(9,316)	(10,354)	(16,163)
Interest income	217	82	103
Loss on extinguishment of debt	(1,418)	(5,790)	(2,559)
Other expense	(77)	—	—
Other income	—	—	29

Income before income taxes	29,528	12,510	12,375
Income tax expense	7,557	5,353	2,804

Net income	$21,971	$7,157	$9,571

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except for shares)

Common Stock:
Balance, beginning of year	151	$5	151	$5	151	$5
Issuance of new stock	—	—	—	—	—	—

Balance, end of year	151	5	151	5	151	5

Additional Paid-in Capital:
Balance, beginning of year		$47,490		$—		$—
Equity contribution from stockholders		—		47,490		—

Balance, end of year		47,490		47,490		—

Retained Earnings:
Balance, beginning of year		52,495		45,338		35,767
Net income		21,971		7,157		9,571

Balance, end of year		74,466		52,495		45,338

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(943)		(5,583)		(6,143)
Currency translation adjustments		(1,651)		4,640		560

Balance, end of year		(2,594)		(943)		(5,583)

Total Stockholders’ Equity	151	$119,367	151	$99,047	151	$39,760

Comprehensive Income:
Net income		$21,971		$7,157		$9,571
Currency translation adjustments		(1,651)		4,640		560

Total Comprehensive income		$20,320		$11,797		$10,131

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$21,971	$7,157	$9,571
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	483	293	210
Unrealized foreign exchange and derivative losses (gains)	1,098	(3,652)	(521)
Amortization of guarantee fee	475	475	458
Write off and amortization of deferred financing fees	1,037	1,862	3,631
Deferred income taxes	38	1,420	2,883
Changes in operating assets and liabilities:
Receivables	(651)	(54)	(140)
Inventories	(17,975)	303	(2,236)
Prepaid expenses and other current assets	222	(764)	—
Intercompany receivables and payables	(2,895)	1,632	(279)
Other assets	—	—	8
Accounts payable and accrued liabilities	9,592	(2,962)	7,027
Income taxes payable / prepaid	1,234	(568)	3

Net cash provided by operating activities	14,629	5,142	20,615

Cash flows from investing activities:
Purchase of intangible asset from affiliate	—	(1,311)	—
Purchases of property and equipment	(232)	(761)	(643)

Net cash used in investing activities	(232)	(2,072)	(643)

Cash flows from financing activities:
Repurchase of subordinated debt due 2011	(14,177)	(41,700)	(300)
Repayments under term loan facility	—	—	(28,500)
Repayments under revolving credit facility	—	(11,375)	(52,250)
Borrowings under revolving credit facility	—	3,000	61,000
Contribution from stockholders	—	47,490	—
Deferred financing fees	—	—	(428)

Net cash used in financing activities	(14,177)	(2,585)	(20,478)

Effect of exchange rate changes on cash	235	(63)	66

Net increase (decrease) in cash and cash equivalents	455	422	(440)
Cash and cash equivalents at beginning of year	505	83	523

Cash and cash equivalents at end of year	$960	$505	$83

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$8,886	$10,358	$14,380
Income taxes	$927	$5,410	$—

See accompanying notes to financial statements.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

Distribuidora Comercial Jafra, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Distribution”), organized under the laws of the United Mexican States in February 2003, is owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A., a Luxembourg société anonyme (“Jafra S.A.”). Jafra Distribution was organized to conduct the Parent’s distribution business in Mexico. Jafra Cosmetics International, S.A. de C.V. (“Jafra Cosmetics S.A.”) is also primarily owned by five indirect wholly-owned subsidiaries of the Parent. Jafra Distribution owns a minority interest of Jafra Cosmetics S.A.

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

The 10 3/4% Notes represent several obligations of Jafra Distribution and JCI. Jafra Distribution and JCI have fully and unconditionally guaranteed the obligations of the other under the 10 3/4% Notes on a senior subordinated basis, subject to a 30-day standstill period prior to enforcement of such guarantees. As the cross-guarantee of JCI and Jafra Distribution is subject to a 30-day standstill period, the Parent is filing these separate financial statements of Jafra Distribution as a schedule to its Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 reflect the operations of Jafra Distribution.

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

Cash.  Cash includes cash and time deposits with a maturity of three months or less when purchased.

Inventories.  Inventories are stated at the lower of cost, as determined by the first-in, first-out basis, or market. Jafra Distribution provides a reserve for estimated obsolete and unsaleable inventory based on assumptions as to future demand of product.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Deferred Financing Costs.  In connection with the Recapitalization, Jafra Distribution incurred approximately $8,640,000 of costs related to the issuance of 10 3/4% Notes and the establishment of the Senior Credit Agreement. On August 16, 2004, the Parent and issuers entered into a Restated Credit Agreement (the “Restated Credit Agreement”) and paid in full all existing amounts under the Senior Credit Agreement. In connection with the Acquisition, holders of $300,000 principal amount of the 10 3/4% Notes redeemed such notes. In 2004, in connection with the full repayment of the Senior Credit Agreement and the purchase of $300,000 of the outstanding 10 3/4% Notes, Jafra Distribution wrote off approximately $2,559,000 capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying statements of income. During 2004, Jafra Distribution capitalized approximately $428,000 of costs related to the Restated Credit Agreement. On February 17, 2005, Jafra Distribution redeemed $41,700,000 of the 10 3/4% Notes. In connection with the February 17, 2005 redemption of the 10 3/4 % Notes, Jafra Distribution wrote off approximately $1,307,000 of previously capitalized deferred financing fees as a component of loss on extinguishment of debt on the accompanying statements of income. During 2006, Jafra Distribution repurchased approximately $14,177,000 of the 10 3/4% Notes. In connection with the repurchase, Jafra Distribution wrote off $348,000 or previously capitalized deferred financing fees. All capitalized costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. As of December 31, 2006 and 2005, approximately $1,325,000 and $2,393,000, respectively, of unamortized deferred financing fees were included as a noncurrent asset in the accompanying consolidated balance sheets.

Investment in Preferred Shares of Affiliated Company.  On May 20, 2003, Jafra Distribution purchased 13,642 shares of Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in preferred shares of Jafra Cosmetics S.A. as an investment in affiliated company on the accompanying balance sheets. As Jafra Distribution and Jafra Cosmetics S.A. are companies under common control, except for the effect of translation, which reduced the investment by approximately $5,914,000 as of December 31, 2006, Jafra Distribution carries the investment on its balance sheet at cost.

Impairment of Long-Lived Assets.  Long-lived assets are reviewed for impairment based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, Jafra Distribution will recognize an impairment loss, measured by the future discounted cash flow method.

Foreign Currency Forward Contracts.  During 2004, Jafra Distribution entered into forward contracts with Jafra Cosmetics S.A. in Mexican pesos to reduce the effect of adverse exchange rate fluctuations. As of December 31, 2006 and 2005, there were no outstanding forward contracts.

Fair Value of Financial Instruments.  The carrying amounts of cash and accounts payable approximate their fair value because of the short-term maturities of these instruments. The fair value of the 10 3/4% Notes at December 31, 2006 and 2005 was $68,290,000 and $85,332,000, respectively, based on trading prices.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Loss.  Jafra Distribution includes the reclassification of accumulated translation adjustments on ceased or discontinued operations and currency translation adjustments in its calculation of other comprehensive loss.

Revenue Recognition.  During 2005, Jafra Distribution corrected its revenue recognition policies to recognize net sales and cost of sales at the point of delivery rather than shipment. Under the provisions of Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition in Financial Statements”, net sales and cost of sales are recognized when both title and risk of loss have transferred, generally at the time the product is received. Prior to 2005, net sales and cost of sales had been incorrectly recorded by Jafra Distribution at the point of shipment.

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

Mexico has historically experienced periods of hyperinflation, and the value of the peso has been subject to significant fluctuations with respect to the U.S. dollar. Jafra Distribution had outstanding U.S. dollar-denominated debt of $63,823,000 at December 31, 2006. This debt is remeasured at each reporting date with the impact of the remeasurement being recorded in net income, subjecting Jafra Distribution to additional foreign exchange risk.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Jafra Distribution has concluded that SFAS No. 153 did not have a material impact on its financial statements.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Jafra Distribution currently uses the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of Jafra Distribution’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

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

Jafra Distribution has initially applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ended December 31, 2006. The adoption of this statement did not have a material effect on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Jafra Distribution as of January 1, 2008. Jafra Distribution has not completed its evaluation of SFAS No. 159 but does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

(3) Inventories

Inventories consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Raw materials and supplies	$18,979	$11,061
Finished goods	29,315	19,636

Total inventories	$48,294	$30,697

(4) Property and Equipment

Property and equipment consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Machinery, equipment and other	$3,630	$3,454
Less accumulated depreciation	1,077	787

Property and equipment, net	$2,553	$2,667

(5) Intangible Asset

During the year ended December 31, 2005, Jafra Distribution purchased product formulas from JCI for $1,311,000 and has classified this amount as an asset because Jafra Distribution will continue to sell products manufactured with these formulas in future years. Jafra Distribution will amortize the product formulas for seven years. Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” Jafra Distribution will evaluate the assets for impairment when indicators of impairment are present. As of December 31, 2006, $1,105,000 was reflected on the balance sheet as a non current asset.

(6) Investment in Affiliated Company

On May 20, 2003, Jafra Distribution subscribed for and purchased 13,642 shares of Series C preferred stock of Jafra Cosmetics S.A. for $10,000 per share, for a total purchase price of $136,420,000. Holders of Series C preferred shares of Jafra Cosmetics S.A. have the right to vote only on matters submitted by law and are entitled to receive a preferred cumulative dividend equal to 4.5%, of the effective liquidation preference per share, upon any liquidation before any holder of Series B common stock of Jafra Cosmetics S.A. receives a dividend. Jafra Distribution has recorded the total investment in 13,642 preferred shares of Jafra Cosmetics S.A. of $136,420,000, less effects of foreign currency translation, as an investment in affiliated company on the accompanying balance sheets. Except for the effect of translation, which reduced the investment by approximately $5,914,000 as of December 31, 2006, Jafra Distribution carries the investment on its balance sheet at cost.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(7) Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Accrued interest	$820	$1,024
Other	454	770

Total accrued liabilities	$1,274	$1,794

(8) Debt

Debt consists of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Subordinated Notes, U.S. dollar-denominated, unsecured, interest payable semi-annually at 10 3/4% due in 2011	$63,823	$78,000

Total debt	63,823	78,000
Less current maturities	—	—

Long-term debt	$63,823	$78,000

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

In 2004, in connection with the Acquisition, holders of $300,000 principal amount of the 10 3/4% Notes redeemed such notes. On February 17, 2005, pursuant to the Indenture, the Issuers redeemed $41,700,000 of the original $120 million of 10 3/4% Notes at a redemption price of 110.75 with the cash proceeds from an indirect equity contribution from the Parent of $47,490,000. The balance of the 10 3/4% Notes is generally not redeemable until May 15, 2007, at which time the 10 3/4% Notes may be optionally redeemed at a 105.375 premium declining to par in May 2009. In September 2006, the Board of Directors of JCI and Jafra Distribution authorized JCI and Jafra Distribution to purchase from individual holders such portion of the 10 3/4% Notes as determined by management from time-to-time, as permitted by the Company’s Restated Credit Agreement. The note repurchases were authorized to take place at management’s discretions and/or under pre-established, non-discretionary programs from time to time, depending on market conditions, in the open market and/or in privately negotiated transactions.

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

JCI and Jafra Distribution would obtain the funding for any such purchases from cash on hand, loans from affiliates or borrowings under the Restated Credit Agreement. JCI and Jafra Distribution have reserved the right not to purchase any of the notes in their sole discretion.

During 2006, Jafra Distribution repurchased approximately $14,177,000 of the original $120 million of 10 3/4% Notes at redemption prices between 107.00 and 107.75. As a result of these transactions, $63,823,000 and $78,000,000 of the 10 3/4% Notes were outstanding at December 31, 2006 and 2005, respectively.

On August 16, 2004, the Issuers entered into the Restated Credit Agreement which provides for a revolving credit facility of up to an aggregate of $60 million, which can be increased by the Parent to $90 million under certain circumstances. The Restated Credit Agreement matures on August 16, 2008. JCI can borrow up to 100% and Jafra Distribution can borrow up to 60% of the total Restated Credit Agreement. As of December 31, 2006 and 2005, there were no borrowings under the Restated Credit Agreement. Borrowings under the Restated Credit Agreement are secured by substantially all of the assets of JCI and Jafra Distribution.

Jafra Distribution originally capitalized approximately $8,640,000 of costs related to the issuance of the 10 3/4% Notes and the senior credit agreement and approximately $428,000 of costs related to the Restated Credit Agreement as deferred financing fees.

In connection with the full repayment of the senior credit agreement and the purchase of $300,000 of the outstanding 10 3/4% Notes, Jafra Distribution wrote off approximately $2,559,000 of capitalized deferred financing fees and recorded the write off as loss on extinguishment of debt on the accompanying statements of income during year ended December 31, 2004. In connection with the February 17, 2005 redemption of the 10 3/4% Notes, Jafra Distribution paid $4,483,000 of premiums and wrote off approximately $1,307,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded a $5,790,000 loss on extinguishment of debt in the accompanying statements of income during the year ended December 31, 2005. In connection with the repurchase of a portion of the 10 3/4 % Notes during 2006, Jafra Distribution paid $1,070,000 above the stated redemption price and wrote off approximately $348,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution recorded $1,418,000 as loss on extinguishment of debt in the accompanying statements of income during the year ended December 31, 2006.

Both the Indenture and the Restated Credit Agreement contain certain covenants that limit Jafra Distribution’s ability to incur additional indebtedness, pay cash dividends and make certain other payments. These debt agreements also require the Parent to maintain certain financial ratios including a minimum EBITDA to cash interest expense coverage ratio and a maximum debt to EBITDA ratio. These covenants apply to the Parent and certain of its subsidiaries, including without limitation, JCI, Jafra Distribution and Jafra Cosmetics S.A. As of December 31, 2006 and 2005, the Parent and its subsidiaries were in compliance with all covenants.

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

As of December 31, 2006 and 2005, approximately $1,325,000 and $2,393,000 of unamortized deferred financing fees were included as a noncurrent asset in the accompanying balance sheets. These deferred financing fees are being amortized on a basis that approximates the interest method over the term of the 10 3/4% Notes and the Restated Credit Agreement.

On May 20, 2003, Jafra Distribution paid Jafra Cosmetics S.A. $4,000,000 for Jafra Cosmetics S.A. to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At December 31, 2006 and 2005, approximately $1,910,000 and $2,368,000, respectively, was classified as a non-current asset and the remaining unamortized amount was classified as a current asset on the accompanying balance sheets

(9) Equity

During the year ended December 31, 2005, the Parent through a series of equity transactions, indirectly contributed $47,490,000 to Jafra Distribution in order for Jafra Distribution to redeem a portion of the 10 3/4% Notes. (Note 8).

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

(10) Income Taxes

Actual income tax (benefit) expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 29% to income before taxes in 2006, 30% in 2005 and 33% in 2004) as a result of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Provision for income taxes at statutory rate	$8,563	$3,753	$4,084
Permanent differences, principally effect of inflation upon taxable income	1,181	1,251	2,928
Valuation allowance	—	—	(3,063)
Non-deductible expenses	591	—	—
Transactions with affiliates	(2,953)	—	—
Change in net deferred income liabilities due to enactment of changes of Mexico’s future statutory rate	—	—	(749)
Other	175	349	(396)

Income tax expense	$7,557	$5,353	$2,804

The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current	$7,519	$3,933	$(79)
Deferred	38	1,420	2,883

Total income tax expense	$7,557	$5,353	$2,804

The components of deferred income tax assets and deferred income tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred income tax assets:
Prepaid expenses	$45	$2,529
Property and equipment	135	104

Total deferred income tax assets	180	2,633
Deferred income tax liabilities:
Transaction and deferred financing costs	(371)	(670)
Inventories	(3,562)	(5,162)
Guarantee fee	(588)	(737)
Prepaid purchases and other	—	(367)

Total deferred income tax liabilities	(4,521)	(6,936)

Net deferred income tax liabilities	$(4,341)	$(4,303)

(11) Related Party Transactions

Jafra Distribution sells color cosmetics and fragrance, and since mid 2004, certain skin and body care products to other subsidiaries of the Parent (“affiliates”). Sales to non-Mexican affiliates, primarily in the United States and

DISTRIBUIDORA COMERCIAL JAFRA, S.A. DE C.V.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Germany were $21,923,000, $16,310,000 and $14,391,000 for the years ended December 31, 2006, 2005 and 2004, respectively. These sales were made at cost plus a markup ranging from 0 to 11%. Jafra Distribution also purchases skin and body products from an affiliate. Purchases were $3,403,000, $986,000 and $7,608,000 for the years ended December 31, 2006, 2005 and 2004, respectively. Jafra Distribution sells products purchased from an affiliate and other purchased inventory to its Mexico affiliate, Jafra Cosmetics S.A. Sales to Jafra Cosmetics S.A. were $175,381,000, $150,458,000 and $135,696,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

(12) Commitments and Contingencies

Jafra Distribution is not a direct party to any lease obligation, but is charged rent expense as part of the service fee charged by Jafra Cosmetics S.A., for the lease of warehouse facilities by Jafra Cosmetics S.A. Rental expense was $532,000, $492,000 and $546,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Jafra Distribution is involved from time to time in routine legal matters incidental to its business. Jafra Distribution believes that the resolution of such matters will not have a material adverse effect on Jafra Distribution’s business, financial condition or results of operations.

(13) Foreign Currency Forward Contracts

Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Distribution has entered into foreign currency forward contracts (“forward contracts”) with Jafra Cosmetics S.A. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange gain (loss) on the accompanying statements of operations. During the year ended December 31, 2004, Jafra Distribution recognized gains of $14,892,000 related to the remeasurement of forward contracts. There were no forward contracts outstanding at December 31, 2006 or 2005.

(14) Subsequent Events

During 2007, the Jafra Distribution repurchased approximately $10,459,000 of the original $120 million 10 3/4% Notes at redemption prices between 106.53 and 106.63. As a result of these transactions, $53,364,000 was outstanding at the date of filing of these financial statements. In connection with the repurchase of a portion of the 10 3/4% Notes during 2007, Jafra Distribution paid $691,000 above the stated redemption price and wrote off approximately $246,000 of previously capitalized deferred financing fees. As a result, Jafra Distribution expects to include $937,000 as loss on extinguishment of debt in the statements of income during the year ended December 31, 2007.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Jafra Cosmetics International, S.A. de C.V. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers, S.C.

Mexico City, Mexico
March 30, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Jafra Cosmetics International, S.A. de C.V.
Mexico City, Mexico D.F.

We have audited the accompanying consolidated statements of income, stockholders’ equity, and cash flows of Jafra Cosmetics International, S.A. de C.V. and subsidiaries (the “Company”), (as defined in note 1) an indirect, wholly-owned subsidiary of Jafra Worldwide Holdings (Lux) S.aR.l. for the year ended December 31, 2004. Our audit also included the financial statement schedules for the year ended December 31, 2004 listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over the financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows financial position of Jafra Cosmetics International, S.A. de C.V. and subsidiaries for the year ended December 31, 2004, in conformity with U.S generally accepted accounting principles. Also, in our opinion, the related financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP
Mexico City, Mexico
March 4, 2005

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$22,625	$14,400
Receivables, less allowance for doubtful accounts of $10,916 in 2006 and $9,967 in 2005	54,918	39,035
Receivables from affiliates	4,308	4,579
Deferred income taxes	9,752	3,658
Prepaid expenses and other current assets	771	1,475

Total current assets	92,374	63,147
Property and equipment, net	34,117	34,564
Goodwill	27,364	27,837
Trademarks	42,567	43,303
Other	717	1,535

Total assets	$197,139	$170,386

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,388	$3,595
Accrued liabilities	40,590	33,342
Income taxes payable	10,328	1,797
Payables to affiliates	21,117	19,839
Other current liabilities	262	328

Total current liabilities	77,685	58,901
Deferred income taxes	9,646	10,201
Other long-term liabilities	1,910	2,368

Total liabilities	89,241	71,470
Commitments and contingencies (Note 13)	—	—
Stockholders’ equity:
Series B common stock, no par value; 139,373 shares authorized, issued and outstanding in 2006 and 2005	—	—
Series C preferred stock, no par value: 13,642 shares authorized, issued and outstanding in 2006 and 2005	—	—
Additional paid-in capital	54,334	54,334
Retained earnings	59,877	50,087
Accumulated other comprehensive loss	(6,313)	(5,505)

Total stockholders’ equity	107,898	98,916

Total liabilities and stockholders’ equity	$197,139	$170,386

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Net sales	$362,395	$306,345	$278,419
Cost of sales	153,264	128,906	110,639

Gross profit	209,131	177,439	167,780
Selling, general and administrative expenses	180,042	152,686	138,318
Transaction related expenses	—	—	2,751
Management fee expense to affiliate	3,422	3,700	6,321
Service fee income from affiliate	(32,075)	(35,064)	(30,606)
Royalty expense to affiliate, net	25,184	23,666	21,154

Income from operations	32,558	32,451	29,842
Other expense:
Exchange gain (loss), net	207	(4,494)	(16,224)
Interest expense	(1)	(143)	(228)
Interest income	962	295	146
Other expense	(313)	(449)	(321)
Other income	—	4	—

Income before income taxes	33,413	27,664	13,215
Income tax expense	10,623	7,455	1,024

Net income	$22,790	$20,209	$12,191

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years Ended December 31,
	2006		2005		2004
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except for shares)

Series B Capital Stock:
Balance, beginning of year	139,373	—	139,373	—	139,373	—

Balance, end of year	139,373	—	139,373	—	139,373	—

Series C Preferred Stock:
Balance, beginning of year	13,642	—	13,642	—	13,642	—

Balance, end of year	13,642	—	13,642	—	13,642	—

Additional Paid-in Capital:
Balance, beginning of year		$54,334		$54,334		$54,334

Balance, end of year		54,334		54,334		54,334

Retained Earnings:
Balance, beginning of year		50,087		29,878		17,687
Dividends paid out		(13,000)		—		—
Net income		22,790		20,209		12,191

Balance, end of year		59,877		50,087		29,878

Accumulated Other Comprehensive Loss:
Balance, beginning of year		(5,505)		(9,454)		(9,691)
Net unrealized and deferred realized gains (losses) on derivatives		—		65		(343)
Tax benefit on unrealized and deferred realized losses on derivatives		—		—		134
Currency translation adjustments		(808)		3,884		446

Balance, end of year		(6,313)		(5,505)		(9,454)

Total Stockholders’ Equity		$107,898		$98,916		$74,758

Comprehensive Income:
Net income		$22,790		$20,209		$12,191
Unrealized and deferred realized losses on derivatives		—		(60)		(353)
Reclassified to exchange loss		—		128		7
Reclassified to cost of sales		—		(3)		3
Tax benefit on unrealized and deferred realized losses on derivatives		—		—		134
Currency translation adjustments		(808)		3,884		446

Total Comprehensive Income		$21,982		$24,158		$12,428

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
		(In thousands)

Cash flows from operating activities:
Net income	$22,790	$20,209	$12,191
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of fixed asset	200	—	—
Depreciation	3,492	3,812	2,451
Amortization of guarantee fee	(475)	(475)	(458)
Provision for uncollectible accounts receivable	10,902	8,845	7,691
Unrealized foreign exchange and derivative losses	(1,911)	1,566	1,539
Deferred income taxes	(6,649)	(1,041)	(8,008)
Changes in operating assets and liabilities:
Receivables	(27,318)	(8,943)	(10,778)
Inventories	—	711	(686)
Prepaid expenses and other current assets	260	(120)	109
Intercompany receivables and payables	1,731	(15,102)	8,930
Other assets	786	57	(597)
Accounts payable and accrued liabilities	12,487	1,841	(6,597)
Income taxes payable/prepaid	7,986	1,479	(5,124)

Net cash provided by operating activities	24,281	12,840	663

Cash flows from investing activities:
Purchases of property and equipment	(4,116)	(2,178)	(2,765)

Net cash used in investing activities	(4,116)	(2,178)	(2,765)

Cash flows from financing activities:
Payment of dividends	(13,000)	—	—

Net cash used in financing activities	(13,000)	—	—

Effect of exchange rate changes on cash	1,060	(415)	422

Net increase (decrease) in cash and cash equivalents	8,225	10,247	(1,680)
Cash and cash equivalents at beginning of year	14,400	4,153	5,833

Cash and cash equivalents at end of year	$22,625	$14,400	$4,153

Supplemental disclosure of cash flow information
Cash paid during the year for:
Interest	$—	$143	$—
Income taxes	$12,229	$7,953	$11,403

See accompanying notes to consolidated financial statements.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation and Description of Business

Basis of Presentation

Jafra Cosmetics International, S.A. de C.V., a sociedad anonima de capital variable (“Jafra Cosmetics S.A.”), organized under the laws of the United Mexican States, is primarily owned by five indirect wholly-owned subsidiaries of Jafra Worldwide Holdings (Lux), S.àr.l., a Luxembourg société à responsabilité limitée (the “Parent”). The Parent is the wholly-owned subsidiary of Jafra S.A., a Luxembourg société ànonyme (“Jafra S.A.”). A minority interest of Jafra Cosmetics S.A. is owned by Distribuidora Comercial Jafra S.A. de C.V. (“Jafra Distribution”).

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

The accompanying audited consolidated financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004, reflect the operations of Jafra Cosmetics S.A. and its subsidiaries, (collectively, “Jafra Cosmetics S.A.”). All significant intercompany accounts and transactions between entities have been eliminated in consolidation.

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

Impairment of Long-Lived Assets and Intangibles.  Long-lived assets are reviewed for impairment based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, Jafra Cosmetics S.A. will recognize an impairment loss, measured by the future discounted cash flow method. Indefinite lived intangibles are tested for impairment annually, as of December 31, or whenever events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. Based on the provisions of SFAS No. 142, Jafra Cosmetics S.A. first determines if the fair value is less than the carrying value of Jafra Cosmetics S.A.’s net assets. If the fair value is less than the carrying value, Jafra Cosmetics S.A. would then allocate the fair value to all the assets and liabilities to determine the amount of impairment. (See Note 4).

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

As a matter of policy, Jafra Cosmetics S.A. does not hold or issue foreign currency contracts for trading or speculative purposes. Under SFAS No. 133, Jafra Cosmetics S.A.’s use of foreign currency contracts to hedge certain forecasted transactions qualifies for hedge accounting. Gains and losses from qualifying hedged derivative instruments can be deferred as a separate component of other comprehensive loss, and will then be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such contracts with the corresponding gains and losses generated by the underlying hedged transactions. Under SFAS No. 133, certain of Jafra Cosmetics S.A.’s foreign currency contracts do not qualify for hedge accounting and therefore, are remeasured based on fair value, with gains and losses included as a component of net income. Jafra Cosmetics S.A. ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date, were recorded directly as a component of exchange gain (loss). At December 31, 2006 and 2005, the carrying value of the option contracts was $969,000 and $2,944,000, respectively and was included in accrued liabilities in the accompanying consolidated balance sheets.

As Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution and maintains foreign currency contracts with third parties, Jafra Cosmetics S.A. entered into forward contracts with Jafra Distribution in Mexican pesos to purchase Mexican pesos and sell U.S. dollars. There were no outstanding contracts at December 31, 2006 or 2005.

Fair Value of Financial Instruments.  The carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable approximate their fair value because of the short-term maturities of these instruments.

Other Comprehensive Loss.  Jafra Cosmetics S.A. includes the reclassification of accumulated translation adjustments on ceased or discontinued operations and currency translation adjustments in its calculation of other

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

comprehensive loss. In 2004 and 2005, the Company also included the net unrealized and deferred realized losses on derivatives and the associated tax benefit on unrealized and deferred realized losses on derivatives.

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

Advertising costs.  Jafra Cosmetics S.A. expenses advertising costs as incurred. Total advertising costs aggregated $504,000, $232,000 and $226,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Shipping and Handling Costs.  Shipping and handling costs of $21,816,000, $19,387,000 and $17,363,000 for the years ended December 31, 2006, 2005 and 2004, respectively, were included in selling, general and administrative expenses. Jafra Cosmetics S.A. provides certain shipping and handling services to Jafra Distribution which are included in service fee income from affiliate on the accompanying consolidated statements of operations.

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

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant accounts and transactions between the Company and its subsidiaries have been eliminated in consolidation.

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

The adoption of SFAS No. 151 did not have a material impact on the operations of Jafra Cosmetics S.A.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”. SFAS No. 123(R) requires that companies recognize compensation expense equal to the fair value of stock options or other share-based payments. The standard was effective for Jafra Cosmetics S.A. beginning in the first quarter of 2006. The adoption of SFAS No. 123(R) did not impact Jafra Cosmetics S.A. at this time as there are currently no outstanding options and no share-based payments have been made in the current fiscal year.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nomonetary assets that do not have commercial substance. The provisions of this Statement shall be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Jafra Cosmetics S.A. has concluded that SFAS No. 153 did not have a material impact on its consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” which changes financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability and to recognize change in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires employers to measure the funded status of a plan on the date of its year-end statement of financial position. This Statement is effective for Jafra Cosmetics

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

S.A. as of the end of the fiscal year ending after June 15, 2007. Jafra Cosmetics S.A. plans to adopt the provisions of this statement as of the fiscal year ending December 31, 2007 and is currently evaluating the impact of this standard.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Jafra Cosmetics S.A. currently uses the roll-over method for quantifying identified financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of Jafra Cosmetics S.A.’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods.

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

Jafra Cosmetics S.A. has initially applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of the annual financial statements for the year ended December 31, 2006. The adoption of this statement did not have a material effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS No. 159 is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Jafra Cosmetics S.A. as of January 1, 2008. Jafra Cosmetics S.A. has not completed its evaluation of SFAS No. 159 but does not expect the adoption of SFAS No. 159 to have a material effect on its operating results or financial position.

(3) Property and Equipment

Property and equipment consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Land	$9,835	$10,004
Buildings and improvements	9,884	10,056
Machinery, equipment and other	31,025	28,120

	50,744	48,180
Less accumulated depreciation	16,627	13,616

Property and equipment, net	$34,117	$34,564

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4) Goodwill and Trademarks

Jafra Cosmetics S.A.’s intangible assets consist of trademarks and goodwill. Trademarks, principally the Jafra name, resulted from the acquisition of the Jafra business from Gillette. Jafra Cosmetics S.A. has determined trademarks have an indefinite life. The carrying value of trademarks was $42,567,000 as of December 31, 2006. The carrying value of goodwill was $27,364,000 at December 31, 2006. Except for foreign currency translation adjustments, there were no changes in the carrying amount of goodwill for the years ended December 31, 2006, 2005 and 2004.

(5) Accrued Liabilities

Accrued liabilities consist of the following at December 31, 2006 and 2005 (in thousands):

	2006	2005

Sales promotions, commissions and overrides	$23,485	$20,104
Compensation and other benefit accruals	6,765	5,656
State and local sales taxes and other taxes	5,785	3,772
Other	4,555	3,810

Total accrued liabilities	$40,590	$33,342

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

On May 20, 2003, Jafra Cosmetics S.A. received $4,000,000 from Jafra Distribution to fully and unconditionally guarantee the obligations of Jafra Distribution under the 10 3/4% Notes on a senior subordinated basis. Each existing and subsequently acquired or organized subsidiary of Jafra Cosmetics S.A. is also required to fully and unconditionally guarantee the Mexican portion of the 10 3/4% Notes jointly and severally, on a senior subordinated basis. The guarantee fee is being amortized into income over an eight year period, the term of the 10 3/4% Notes. At December 31, 2006 and 2005, approximately $1,910,000 and $2,368,000, respectively, was classified as a non-current liability and the remaining unamortized amount was classified as a current liability on the accompanying consolidated balance sheets.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(7) Income Taxes

Actual income tax expense differs from the “expected” tax expense (computed by applying the Mexican federal corporate rate of 29% in 2006, 30% in 2005 and 33% in 2004 to income before income taxes) as a result of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Provision for income taxes at statutory rate	$9,690	$8,299	$4,360
Permanent differences, principally effect of inflation upon taxable income	(1,337)	1,383	(669)
Transactions with affiliates	2,005	—	—
Change in net deferred income tax liabilities due to enactment of changes of Mexico’s future statutory rate	—	—	(1,289)
Other	265	(2,227)	(1,378)

Income tax expense	$10,623	$7,455	$1,024

The components of the income tax expense are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current	$17,272	$8,496	$9,032
Deferred	(6,649)	(1,041)	(7,874)
Deferred allocated to other comprehensive income	—	—	(134)

Total deferred	(6,649)	(1,041)	(8,008)

Total income tax expense	$10,623	$7,455	$1,024

The components of deferred income tax assets and deferred income tax liabilities at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Deferred income tax assets:
Accounts receivable	$3,050	$2,901
Net operating loss carryforward of certain subsidiaries	1,343	1,341
Asset tax credit carryforward	168	—
Prepaid expenses	486	—
Accrued sales promotions	1,053	1,504
Other accrued liabilities	6,312	4,287
Guarantee fee	585	737
Other	621	829

Total deferred income tax assets	13,618	11,599
Deferred income tax liabilities:
Property and equipment	(370)	(889)
Trademarks and goodwill	(11,876)	(12,125)
Prepaid purchases and expenses	—	(2,576)
Other	(1,266)	(2,552)

Total deferred income tax liabilities	(13,512)	(18,142)

Net deferred income tax asset (liabilities)	$106	$(6,543)

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006 and 2005, Jafra Cosmetics S.A.’s deferred income tax assets included $1,343,000 and $1,341,000, respectively, for operating loss carryforwards. The tax loss and asset tax credit carryforwards expire in varying amounts beginning through 2015. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax loss and credit carryforwards will be realized.

(8) Benefit Plans

Under Mexican labor laws, employees of Jafra Cosmetics S.A. are entitled to a payment when they leave Jafra Cosmetics S.A. if they have fifteen or more years of service, or with less tenure under certain conditions. In addition, Jafra Cosmetics S.A. makes government mandated employee profit sharing distributions equal to ten percent of the taxable income of the subsidiary in which they are employed. Total expense under these programs was $2,463,000, $2,126,000 and $1,082,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The total liability was approximately $3,818,000 and $3,242,000 at December 31, 2006 and 2005, respectively, and is classified as a noncurrent liability in the accompanying consolidated balance sheets.

See Note 13 for management benefit arrangements.

(9) Equity

During the year ended December 31, 2006, Jafra Cosmetics S.A. declared and paid dividends of $13,000,000 to CDRJ Latin America Holding Company, B.V.

(10) Related Party Transactions

Jafra Cosmetics S.A. purchases products from its Mexico affiliate, Jafra Distribution. The cost of these purchases was $175,381,000, $150,458,000 and $45,564,000 for the years ended December 31, 2006, 2005 and 2004, respectively. During 2004, a subsidiary of Jafra Cosmetics S.A. also sold products to its Mexico affiliate, Jafra Distribution, which were subsequently resold by Jafra Distribution to a different subsidiary of Jafra Cosmetics S.A. The cost of purchase in 2004 reflects the net purchase price.

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

Jafra Cosmetics S.A. charges JCI a royalty fee for the right to use the Jafra trademark in the United States and Europe. The total royalty income charged by Jafra Cosmetics S.A. to JCI was $3,212,000, $2,975,000 and $3,214,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and is offset against royalty expense to affiliates in the accompanying consolidated statements of income.

JCI owns the worldwide rights to its multi level sales know-how (referred to as the “Jafra Way”). The Jafra Way was initially developed in the United States for lineage, training, and compensation of consultants. JCI charges Jafra Cosmetics S.A. a royalty fee for the use of the Jafra Way. The royalty fees charged by JCI were $28,396,000, $26,641,000 and $24,368,000 for the years ended December 31, 2006, 2005 and 2004, respectively, and were based on a percentage of Jafra Cosmetics S.A.’s sales.

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

	2006		2005		2004
	Sales by	Percentage	Sales by	Percentage	Sales by	Percentage
	Product	of Total	Product	of Total	Product	of Total
	Line	Sales	Line	Sales	Line	Sales
	(In millions)		(In millions)		(In millions)

Skin care	$44.5	12.6%	$34.7	11.7%	$35.7	13.2%
Body care and personal care	34.6	9.9	28.8	9.7	26.6	9.8
Color cosmetics	75.0	21.4	69.1	23.2	66.2	24.5
Fragrances	171.6	48.9	138.2	46.5	115.6	42.7
Other products(1)	25.2	7.2	26.6	8.9	26.6	9.8

Subtotal before shipping fees less commissions	350.9	100.0%	297.4	100.0%	270.7	100.0%

Shipping fees less commissions	11.5		9.0		7.7

Total	$362.4		$306.4		$278.4

(1)	Includes sales aids (e.g., party hostess gifts, demonstration products, etc.) and promotional materials purchased by consultants, which typically do not qualify for commissions or overrides.

(13) Commitments and Contingencies

Jafra Cosmetics S.A. leases office facilities as well as manufacturing, transportation and data processing equipment under operating leases which expire at various dates through 2011. The leases contain certain renewal options and require payment of property taxes, utilities, common area maintenance and insurance and contain rent

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

escalation clauses based upon consumer price indices. Future minimum lease payments under noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$1,975
2008	1,708
2009	1,319
2010	844
2011	175

$6,021

Rental expense was $1,942,000, $1,673,000 and $948,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

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

(15) Foreign Currency Option Contracts

Jafra Cosmetics S.A. is exposed to currency risk relating to its forecasted U.S. dollar-denominated expenditures. As part of its overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. enters into foreign currency option contracts (“option contracts”) to hedge against exposures to currency risk related to its forecasted U.S. dollar-denominated expenditures. The exchange rate at which the option contracts may be exercised is based upon the market rate at the time the contracts are placed. Jafra Cosmetics S.A. purchased exchange rate put options, which gives Jafra Cosmetics S.A. the right, but not the obligation, to sell Mexican pesos at a specified U.S. dollar exchange rate (“strike rate”). These contracts provide protection in the event the Mexican peso weakens beyond the option strike rate. In conjunction with the put options, and as part of a zero-cost option collar structure, Jafra Cosmetics S.A. sold Mexican peso call options, which gives the counterparty the right, but not the obligation, to buy Mexican pesos from Jafra Cosmetics S.A. at a specified strike rate. The effect

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of these call options would be to limit the benefit Jafra Cosmetics S.A. would otherwise derive from the strengthening of the Mexican peso beyond the strike rate.

Jafra Cosmetics S.A. places foreign currency option contracts based on its forecasted U.S. dollar cash outflows and does not hedge transactions that are not included in the forecast on the date the contract is initiated. As a matter of policy, Jafra Cosmetics S.A. does not hold or issue contracts for trading or speculative purposes nor does it enter into contracts or agreements containing “embedded” derivative features. Prior to entering into option contracts, Jafra Cosmetics S.A. evaluates the counterparties’ credit ratings. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Jafra Cosmetics S.A. does not currently anticipate non-performance by such counter-parties.

Under SFAS No. 133, Jafra Cosmetics S.A.’s use of option contracts to hedge certain forecasted transactions may qualify for hedge accounting. Gains and losses from such derivatives can be deferred as a separate component of other comprehensive loss, and then will be recognized in income at the same time that the underlying hedged exposure is recognized in income. This accounting treatment results in the matching of gains and losses from such option contracts with the corresponding gains and losses generated by the underlying hedged transactions. Contracts that do not qualify for hedge accounting under SFAS No. 133 or contracts to which hedge accounting is not applied are remeasured based on fair value and the gains and losses are included as a component of net income. Jafra Cosmetics S.A. ceased using hedge accounting effective March 31, 2004, and therefore all exchange losses and gains on options contracts put into place subsequent to that date, were recorded directly as a component of exchange gain (loss). As of December 31, 2006, the fair value of the option contracts was included in accrued liabilities in the accompanying consolidated balance sheets and in exchange loss on the accompanying consolidated statements of operations. No amounts at December 31, 2006 were included in other comprehensive loss as Jafra Cosmetics S.A. did not apply hedge accounting to any outstanding options at December 31, 2006.

During the year ended December 31, 2006, Jafra Cosmetics S.A. recognized gains of $1,000 as a component of exchange loss (gain) on the accompanying consolidated statement of income. During the years ended December 31, 2005 and 2004, Jafra Cosmetics S.A. recognized losses of approximately $5,035,000 and $1,545,000 (including the reclassification of other comprehensive income), respectively, as a component of exchange gain (loss) on the accompanying consolidated statements of income.

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

The fair value of the option contacts at December 31, 2006 and 2005 represented an unrealized loss of $969,000 and $2,944,000, respectively, and has been recorded in accrued liabilities in the consolidated balance sheets.

The outstanding option contracts had notional values denominated in Mexican pesos of 643,000,000 and 828,000,000 in put and call positions at December 31, 2006 and 2005, respectively. The option contracts outstanding at December 31, 2006 mature at various dates through April 30, 2008 and the option contracts outstanding at December 31, 2005 mature at various dates through June 30, 2007. Notional amounts do not quantify market or credit exposure or represent assets or liabilities of Jafra Cosmetics S.A., but are used in the calculation of cash settlements under the contracts.

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information about the details of Jafra Cosmetics S.A.’s option contracts as of December 31, 2006 and 2005 (in thousands, except for average strike price):

	Coverage in	Average
	Mexican	Strike	Fair Value in
Foreign Currency	Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2006:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	110,000	12.02-12.34	$(163)	Jan.-Mar. 2007
Mexican peso	153,000	11.69-12.10	(198)	Apr.-June 2007
Mexican peso	100,000	11.79-12.17	(153)	July-Sept. 2007
Mexican peso	150,000	11.87-11.93	(156)	Oct.-Dec. 2007
Mexican peso	90,000	11.96-12.07	(75)	Jan.-Mar. 2008
Mexican peso	40,000	12.10	(23)	Apr. 2008

	643,000		$(768)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	110,000	10.89-11.24	$(130)	Jan.-Mar. 2007
Mexican peso	153,000	10.59-11.00	22	Apr.-June 2007
Mexican peso	100,000	10.69-11.07	(67)	July-Sept. 2007
Mexican peso	150,000	10.76-10.81	27	Oct.-Dec. 2007
Mexican peso	90,000	10.84-10.94	(23)	Jan.-Mar. 2008
Mexican peso	40,000	10.97	(30)	Apr. 2008

	643,000		$(201)

JAFRA COSMETICS INTERNATIONAL, S.A. DE C.V. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Coverage in	Average Strike	Fair Value in
Foreign Currency	Mexican Pesos	Price	U.S. Dollars(1)	Maturity Date

At December 31, 2005:
Purchased puts (Company may sell peso/buy USD)
Mexican peso	150,000	12.40-13.19	$(225)	Jan.-Mar. 2006
Mexican peso	176,000	11.87-12.87	(309)	Apr.-June 2006
Mexican peso	162,000	11.55-12.73	(190)	July-Sept. 2006
Mexican peso	187,000	11.66-12.28	(136)	Oct.-Dec. 2006
Mexican peso	80,000	12.29-12.34	(103)	Jan.-Mar. 2007
Mexican peso	73,000	11.86-11.90	(5)	Apr.-June 2007

	828,000		$(968)

Written calls (Counterparty may buy peso/sell USD)
Mexican peso	150,000	11.23-11.95	$(805)	Jan.-Mar. 2006
Mexican peso	176,000	10.78-11.65	(472)	Apr.-June 2006
Mexican peso	162,000	10.47-11.54	(378)	July-Sept. 2006
Mexican peso	187,000	10.56-11.12	(151)	Oct.-Dec. 2006
Mexican peso	80,000	11.19-11.24	(149)	Jan.-Mar. 2007
Mexican peso	73,000	10.75-10.78	(21)	Apr.-June 2007

	828,000		$(1,976)

(1)	The fair value as quoted by the financial institutions of the option contracts presented above, unrealized losses of $969,000 at December 31, 2006 and of $2,944,000 at December 31, 2005, represents the carrying value and was recorded in accrued liabilities at December 31, 2006 and December 31, 2005 in the consolidated balance sheets.

Jafra Cosmetics S.A. provides treasury functions to Jafra Distribution. Jafra Distribution is exposed to currency risk related to its U.S. dollar-denominated debt and related principal and interest payments. As part of the Parent’s overall strategy to reduce the risk of adverse potential exchange rate fluctuations, Jafra Cosmetics S.A. has entered into foreign currency forward contracts with Jafra Distribution. Pursuant to SFAS No. 133, the contracts are remeasured based on fair value and the gains and losses are included as a component of exchange loss on the accompanying statements of income. During the year ended December 31, 2004, Jafra Cosmetics S.A. recognized losses of $14,892,000 related to the remeasurement of forward contracts. There were no forward contracts outstanding at December 31, 2006 or 2005.

SCHEDULE I — CONDENSED FINANCIAL INFORMATION OF REGISTRANT

(Information as of December 31, 2006 and 2005 and
for the Years Ended December 31, 2006, 2005 and 2004)

Jafra Worldwide Holdings (Lux) S.àr.l., (the “Parent”) a Luxembourg societé à responsabilité limitée is a wholly-owned subsidiary of Jafra S.A. (“Jafra S.A.”).

The accompanying financial statements for the year ended December 31, 2006 and 2005 reflect the operations of the Parent.

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

Condensed Balance Sheet Information:

	As of December 31,
	2006	2005
	(In thousands)

Assets:
Cash and other assets	$225	$202
Investment in subsidiaries	124,048	65,496

Total assets	$124,273	$65,698

Liabilities:
Payables and other liabilities	$500	$463

Total liabilities	$500	$463

Stockholder’s equity (deficit):
Common stock	$31,642	$31,642
Additional paid in capital	47,473	47,473
Retained earnings (deficit)	50,415	(8,390)
Cumulative translation adjustment	(5,757)	(5,490)

Total Stockholder’s equity	$123,773	$65,235

Total liabilities and stockholder’s equity	$124,273	$65,698

Condensed Statements of Operations Information:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Income:
Operating expense	$(14)	$(391)	$(45)
Equity in earnings of subsidiaries	58,819	27,002	11,294

Net income	$58,805	$26,611	$11,249

Condensed Statement of Cash Flows Information:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows provided by (used in) operating activities:
Operating activities	$15	$4	$6
Net cash provided by (used in) operating activities	15	4	6
Cash flows used in investing activities:
Investment in subsidiaries	—	(79,100)	—

Net cash used in investing activities	—	(79,100)	—
Cash flows used in financing activities:
Equity contribution from stockholder	—	79,100	—

Net cash provided by financing activities	—	79,100	—
Net change in cash and cash equivalents	15	4	6
Cash and cash equivalents, beginning of the year	10	6	—

Cash and cash equivalents, end of period	$25	$10	$6

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Jafra WorldWide Holdings Lux S.àR.L. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period
	(In thousands)

Accounts Receivable:
2006	$10,703	$11,579	$10,323	$11,959
2005	9,394	9,363	8,054	10,703
2004	8,233	9,046	7,885	9,394
Inventories:
2006	$2,960	$3,067	$1,848	$4,179
2005	2,811	2,072	1,923	2,960
2004	2,645	2,458	2,292	2,811
Tax valuation allowances:
2006	$14,527	$945	$1,237	$14,235
2005	13,348	1,398	219	14,527
2004	15,931	480	3,063	13,348

Jafra Cosmetics International, Inc. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2006	$631	$477	$371	$737
2005	621	505	495	631
2004	553	794	726	621
Inventories:
2006	$1,583	$1,627	$1,182	$2,028
2005	1,381	705	503	1,583
2004	1,418	888	925	1,381
Tax valuation allowances:
2006	$7,814	$—	$275	$7,539
2005	8,033	—	219	7,814
2004	7,805	228	—	8,033

Distribuidora Comercial Jafra, S.A. de C.V.:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Inventories:
2006	$1,097	$1,440	$596	$1,941
2005	1,170	1,337	1,410	1,097
2004	904	1,394	1,128	1,170
Tax valuation allowances:
2004	3,063	—	3,063	—

Jafra Cosmetics International, S.A. de C.V. and Subsidiaries:

		Charged
	Balance at	to		Balance
	Beginning	Costs and	Deductions-	at End
Descriptions	of Period	Expenses	Recoveries	of Period

Accounts Receivable:
2006	$9,967	$10,902	$9,953	$10,916
2005	8,363	8,845	7,241	9,967
2004	6,987	7,691	6,315	8,363

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Under the supervision and with the participation of management, the Company’s principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006, and, based on their evaluation, the principal executive officer and principal financial officer have concluded that, as of December 31, 2006, these controls and procedures are effective to ensure that (i) information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company maintains a system of internal control over financial reporting. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Significant Employees of the Company

The names, ages and positions of the executive officers, significant employees and directors of the Company are set forth below.

Name	Age	Position

Wolfgang Antonius Bahlmann	54	Director
Markus Georg von Blomberg	49	Director
Beatriz Gutai	47	Senior Vice President, Global Marketing & Strategic Planning
Eugenio Lopez Barrios	65	Chief Executive Officer; Director
Dyan Lynn Lucero	57	Senior Vice President, President, U.S. Operations
Enrique Marco Arenas	52	Chief Financial Officer
Peter Rommed Oberegger	41	Director
Eberhard Pothmann	63	Director
Maria Dolores Sanchez Cano	45	Senior Vice President, General Manager, Mexican Operations
Jochen Walter Julius Alfred Sarrazin	64	Director
Achim Kurt Schwanitz	64	Director
Ronald Francis Weber	53	Director

None of the Company’s directors or officers has any family relationship with any other director or officer.

Messrs. Schwanitz, Von Blomberg, Oberegger, Pothmann, Sarrazin and Bahlmann are principals of Vorwerk. Mr. Weber was nominated and selected by Vorwerk. Other than as described above, none of the Company’s directors are currently serving as such pursuant to an arrangement or understanding between such director and any other person or entity. Mr. Lopez Barrios has notified the Company of his intention to resign effective April 30, 2007 from all positions with the Company. The Company has not yet named a successor Chief Executive Officer.

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

Markus Georg von Blomberg has served as a director of Jafra since November 16, 2005. Mr. von Blomberg has served as General Partner of Vorwerk & Co. KG, since January of 2005; and since February of 2005, he has served as a director of Vorwerk & Co. Interholding GmbH. From January of 2002 until December of 2004, he served as Managing Director of Vorwerk Deutschland Stiftung & Co. KG. From October 1998 to December 2001 Mr. von Blomberg served as Chairman of the Board of Directors of Bocklenberg Motte GmbH.

Beatriz Gutai has served as Senior Vice President, Global Marketing & Strategic Planning since September of 2004. In her capacity in that role, she has also served and President Jafra Europe. From September of 2000 until September of 2004, she served as General Manager of the Hispanic Division of United States Operations. Prior to that time, Ms. Gutai, served as Vice President of Sales for the U.S. Hispanic Division and in various sales and management positions since joining Jafra in 1982.

Eugenio Lopez Barrios has served as Chief Executive Officer since July 1, 2006 and director since May 1, 2006. He has served as President of Mexican Operations since joining Jafra in June of 1998. He also served as Chief Operating Officer from November of 2005 until June of 2006. Prior to joining Jafra, Mr. Lopez was president of Mary Kay Mexico from 1993 to 1998. Before joining Mary Kay, Mr. Lopez spent 30 years with Avon Products, Inc. where he served from 1959 to 1989 in a series of different positions ending as Vice President of Sales of Avon Mexico.

Dyan Lynn Lucero has served as Senior Vice President and President of U.S.A. operations since November 1, 2003. Prior to serving in this capacity she was General Manager of the U.S. General Division from September 15, 2000 until October 31, 2003.

Enrique Marco Arenas has served as Chief Financial Officer since joining Jafra on May 1, 2006. Prior to joining Jafra, he served as Director Financiero for Vorwerk España Management, S.L., S.C., for more than five years.

Peter Rommed Oberegger has served as director since January of 2007. He has also served as General Partner of Vorwerk & Co., K.G. since January of 2007 and as a director of Vorwerk Co. Interholding GmbH since January of 2007. He was previously Chief Executive Officer and director of Vorwerk International Mittlestein Scheid & Co., from July 2002 until December 2006.

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

Maria Dolores Sanchez Cano has served as Senior Vice President and General Manager of Mexican Operations since November of 2005. Prior to serving in this capacity, she was the Commercial Vice President of the Mexican operations beginning in 2002.

Jochen Walter Julius Alfred Sarrazin has served as a director since May of 2004. Since 2002, Mr. Sarrazin has served as Senior Vice-President Corporate Controlling of Vorwerk & Co. KG. Since 1995, he has also served as a director of Vorwerk U.S.A. Inc. Mr. Sarrazin has also served as General Manager of Vorwerk International Mittelsten Scheid & Co. from 1992 until 2002.

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

Former Officers Who Resigned in 2006:

Ronald B. Clark served as a director and Chief Executive Officer from May of 1998 until June of 2006. From 1997 to 1998, Mr. Clark served as President of Richmont Europe (Mary Kay Holding Company). Mr. Clark joined Mary Kay in 1992 as President, Mary Kay Europe. Before joining Mary Kay, Mr. Clark spent two years as Executive Vice President of Primerica Corp., 4 years as President of Jafra Cosmetics International, Inc. and 6 years as Vice President of Avon Products, Inc. He joined Avon Products, Inc. in 1959.

Gonzalo R. Rubio served as a director and President from May of 1998 until April of 2006. He served as Chief Operating Officer since joining Jafra in May of 1998 until November 16, 2005. From 1992 to 1997, Mr. Rubio served first as an Area Vice President and later President of the European operations of Mary Kay Inc. Before joining Mary Kay, Mr. Rubio was employed by Avon Products, Inc. where he spent five years as Area Director for Latin America. He joined Avon Products, Inc. in 1970.

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

The Company’s Audit Committee consists of Enrique Marco, Eberhard Pothmann, and Jochen Sarrazin. The Company does not currently have outstanding equity securities listed on an exchange or automated quotation system, and therefore is not required to have designated an audit committee financial expert. Therefore, the Company has not made an assessment as to whether any member of the Audit Committee qualifies as a financial expert.

Compliance with Section 16(a)

Not Applicable

Item 11.	Executive Compensation

Compensation of Executive Officers

The following table sets forth the compensation earned by the Company’s Chief Executive Officer, the four additional most highly compensated executive officers of the Company during 2006 (each, a “named executive officer”) for each of the last three fiscal years.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Award	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)	($)	(s)($)	($)	($)	($)	($)	($)

Eugenio Lopez Barrios(2)	2006	$642,123	—	—	—	$2,013,502	—	$114,504	$2,770,129
Chief Executive Officer	2005	512,687	—	—	—	986,407	—	37,120	1,536,214
and President of	2004	483,674	—	—	—	335,256	—	27,962	846,892
Mexican Operations
Enrique Marco	2006	161,059	—	—	—	111,474	—	71,660	344,193
Chief Financial Officer	2005	—	—	—	—	—	—	—	—
	2004	—	—	—	—	—	—	—	—
Ronald Clark(2)(4)	2006	392,482	—	—	—	3,963,474	—	108,252	4,464,208
Former Chief Executive	2005	735,520	—	—	—	1,066,825	—	45,688	1,848,033
Officer and Director	2004	714,662	—	—	—	788,910	—	35,733	1,539,305
Gonzalo Rubio(2)(4)	2006	214,675	—	—	—	3,698,429	—	27,669	3,940,773
Former President and	2005	612,917	—	—	—	994,909	—	79,854	1,687,680
Director	2004	595,557	—	—	—	718,245	—	47,435	1,361,237
Beatriz Gutai	2006	271,961	—	—	—	677,534	—	46,631	996,126
Executive Vice President,	2005	260,286	—	—	—	356,100	—	27,703	644,089
Chief Marketing Officer	2004	219,306	—	—	—	192,750	—	39,897	451,953
Gary Eshleman	2006	220,613	—	—	—	652,724	—	33,816	907,153
Vice President,	2005	249,875	—	—	—	314,915	—	32,437	597,227
Tax & Treasurer	2004	198,179	—	—	—	129,000	—	11,630	338,809

(1)	Non-Equity Incentive Plan Compensation amounts for 2004 include amounts paid directly to the employee from the former primary shareholder

(2)	2004 amounts exclude amounts paid in connection with the cancellation of then outstanding options at the time of the Acquisition. Said amounts were $4,799,869 for Mr. Clark, $4,799,869 for Mr. Rubio and $1,820,640 for Mr. Lopez Barrios.

(3)	Amounts shown in the All Other Compensation column primarily constitute the Company’s contributions under its 401(k) and Supplemental Savings Plans, and, reimbursement of certain relocation and automobile expenses.

(4)	Amounts exclude consulting fees paid to Pacific Rim Partners Limited, BVI disclosed in Item 13. “Certain Relationships and Related Transactions.”

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Objectives of Compensation

The Company believes that effective executive compensation rewards achievement of specific annual, long-term and strategic goals. The Company evaluates both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly situated executives of our peer companies. To that end, the Company believes executive compensation packages should reward performance as measured against established goals.

2006 Executive Compensation Components

For the year ended December 31, 2006 the primary components of compensation for named executive officers were:

•	Base salary

•	Performance-based incentive compensation

Base Salary

The Company provides named executive officers with base salary to compensate them for services rendered during the fiscal year. Base salaries are established for each executive based on position, responsibility, experience, and market data. In reviewing and adjusting salaries for executives, the Company considers the following:

•	Individual performance

•	External market data

•	Internal review relative to other executives

•	Inflation-based adjustments that may be appropriate

Performance-based Incentive Compensation

Performance-based incentive compensation is an annual cash incentive program tied to the financial performance of the Company (the “Senior Executive Bonuses”). The named executive officers are informed of the Senior Executive Bonus potential via letter on an annual basis. Currently, the Senior Executive Bonuses are structures as follows:

•	Net Activity achievement of 100% of target yields a bonus payment equal to 60% of base pay;

•	Net Activity achievement of 85% of target yields a bonus equal to 36% of base pay;

•	Net Activity achievement between 85% and 100% of target yields a bonus equal to the sum of (1) 36% of base salary and (2) 1.6% of base salary for each 1% that the Company exceeds 85% of the target;

•	If the Company achieves more than 100% of the target, the payment will be the sum of (1) 60% of base salary and (2) 1.2% of the base salary for each 1% that Jafra exceeds 100% of the target up to a maximum of 120% or 84% of base pay

•	No payment for Net Activity achievement below 85%;

GRANTS OF PLAN-BASED AWARDS

								All	All Other
								Other	Option
		Estimated Future			Estimated Future			Stock	Awards:		Grant
		Payouts Under			Payouts Under			Awards:	Number of	Exercise	Date
		Non-Equity Incentive			Equity Incentive			Number	Securities	or Base	Fair
		Plan Awards(1)			Plan Awards			of Shares	Under-	Price of	Value of
		Thres-		Maxi-	Thres-		Maxi-	of Stock	lying	Option	Stock
	Grant	hold	Target	mum	hold	Target	Mum	Or Units	Options	Awards	and Option
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Eugenio Lopez Barrios	—	—	$454,349	—	—	—	—	—	—	—	—
Enrique Marco	—	—	124,032	—	—	—	—	—	—	—	—
Ronald Clark(2)	—	—	—	—	—	—	—	—	—	—	—
Gonzalo Rubio(2)	—	—	—	—	—	—	—	—	—	—	—
Beatriz Gutai	—	—	178,900	—	—	—	—	—	—	—	—
Gary Eshleman(2)	—	—	55,000	—	—	—	—	—	—	—	—

(1)	Non-equity incentive plan payouts earned during the fiscal year 2006 have been made; as such the actual figures are disclosed in the “Target” column.

(2)	Beginning with the fiscal year 2006, Mr. Eshleman participated in a different bonus plan from the other executive officers listed here, the principal terms of which provided for a 25% bonus upon the achievement of certain financial results of the Company.

Nonqualified Deferred Compensation

The Supplemental Savings Plan

The Company maintains a Supplemental Savings Plan which allows selected executives, including the named senior executives to defer a portion of their United States source compensation. The Supplemental Savings Plan is an unfunded, non-qualified plan that provides benefits that cannot be provided through a qualified 401(k) Savings Plan because of Internal Revenue Code restrictions and limitations. Participants in the Supplemental Savings Plan must make contributions to the JCI 401(k) Savings Plan until reaching annual contribution limits established under the Internal Revenue Code. Subsequent contributions by the participant and the related company matching contribution in the calendar year are then credited to the individual’s account in the Supplemental Savings Plan. Employee and company matching contributions to the Supplemental Savings Plan are fully vested after the participant has been employed with the Company for 2 years. Amounts credited to their account are distributed either as a lump sum payment or in installments based on deferral elections made by the executive under the applicable provisions of the Internal Revenue Code.

The Special Supplemental Savings Plan

The Company also maintains the Special Supplemental Savings Plan for non-United States source income pursuant to which certain executives — including the named senior executives — who have non-United States source income and whose benefits have been limited by provisions of the Internal Revenue Code may make additional contributions. Both the Supplemental Savings Plan and the Special Supplemental Savings Plan are intended to be unfunded plans maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees as described in Title I of the Employee Retirement Income Security Act of 1974, as amended.

Employment Agreements and Potential Payments Upon Termination Or Change of Control

In 1998, Messrs. Clark and Rubio Barrios entered into employment agreements with the Company’s predecessor. The employment agreements were assumed by the Company and had continuous “rolling” terms of two years. The employment agreements for Messrs. Clark and Rubio terminated June 30, 2006 and April 30, 2006, respectively. Each of the employment agreement contains covenants regarding nondisclosure of confidential information, noncompetition and nonsolicitation.

In April of 2006, Dirsamex, S.A. de C.V. (a wholly-owned subsidiary of the Issuer) assigned Mr. Lopez Barrios to JCI to serve as Jafra’s Chief Executive Officer (“CEO”). Mr. Lopez Barrios is an employee of Dirsamex, S.A. de C.V. pursuant to an employment agreement that allows him to be assigned to affiliates. Under a separate letter, Mr. Lopez Barrios’ annual salary is fixed at $696,000 while he serves as CEO. In February of 2006, Mr. Lopez Barrios announced his intent to resign from all employment with Jafra effective April 30, 2007.

JCI entered into an employment agreement with Mr. Marco dated May 1, 2006 pursuant to which Mr. Marco receives a base salary of $190,000 and other relocation benefits and perquisites. In the event that Mr. Marco’s employment is terminated without cause, he is entitled to a severance payment equal to eighteen months salary, conditioned on the execution of a release of JCI. Under separate letter dated March 23, 2006, Mr. Marco is entitled to reimbursement of the gross amount of his voluntary state pension contributions in Spain and will continue to be eligible for Vorwerk group retirement benefits, equal to 8% of his annual salary, to be paid by the Company.

JCI entered into employment agreements with Ms. Gutai and Mr. Eshleman on November 11, 2004. Ms. Gutai and Mr. Eshleman receive annual base salaries of $271,961, and $220,613, respectively. The employment agreements provide that if the Company terminates the employment of either Ms. Gutai or Mr. Eshleman, without

“cause” (as defined in the employment agreement), they will be entitled to continued payments of base salary for periods of 18 and 12 months, respectively.

Compensation Committee Interlocks and Insider Participation

The Company does not currently have a Compensation Committee. No current or former officers or employees of the Company participated in deliberations of the Board of Directors concerning executive officer compensation. No members of the Compensation Committee during 2006 were employees or former employees of the Company or any of its subsidiaries. During 2006, no executive officer of the Company served on the compensation committee (or equivalent), or the board of directors, of another entity whose executive officer(s) served on the Company’s Compensation Committee or Board.

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

Compensation Of Directors

Members of the Board do not receive any additional compensation for their services in such capacity. The Company’s current non-employee director is a partner in the firm of Weber & Bontemps of 6 place de Nancy, L-2212 Luxembourg. During 2005 and 2006, Weber & Bontemps received approximately $30,000 and $14,000, respectively, for tax consulting, bookkeeping and administrative services of the Company.

COMPENSATION COMMITTEE REPORT

The Audit Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis included in this filing with the Company’s management. Based on such review and discussions, the Audit Committee has recommended to the board of directors that the Compensation Discussion and Analysis be included in this proxy statement.

AUDIT COMMITTEE
Eberhard Pothmann (Chairman)
Enrique Marco
Jochen Sarrazin

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Parent owns, indirectly, all of the outstanding capital stock of JCI, Jafra Distribution and Jafra Cosmetics S.A. The Parent is a wholly-owned subsidiary of Jafra S.A. The table below sets forth, as of March 15, 2007, the beneficial ownership of owners of 5% or more of Jafra S.A. Common Stock. There are no directors or named executives who own Common Stock of Jafra S.A.

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

(2)	Based upon 828,414 shares of common stock outstanding as of March 15, 2007. The remaining share of Jafra S.A. is owned by an affiliate company of Vorwerk.

(3)	Address for Vorwerk is Muhlenweg 17-37, D-42270 Wuppertal Germany.

Item 13.	Certain Relationships and Related Transactions

On January 6, 2005, the Company paid Vorwerk approximately $20,044,000 representing all accrued interest and outstanding principal owing to a certain loan agreement entered into by the Company as borrower and Vorwerk as lender on August 6, 2004.

During the year ended December 31, 2006, the Company paid $480,000 to Pacific Rim Partners Limited, BVI, an entity whole owned and operated by Mr. Clark and Mr. Rubio for assistance in certain management transition issues.

Item 14.	Principal Accounting Fees and Services

Audit Fees.  The Company’s principal accountant, PricewaterhouseCoopers, LLP billed approximately $959,000 and $909,000 for audit services included in the annual audit of the financial statements, the reviews of quarterly reports, statutory reports required internationally and assistance with and review of documents filed with the SEC for 2006 and 2005, respectively. In 2004, the Company’s former principal accountant, Ernst & Young, LLP, billed approximately $850,000 for audit services including the annual audit of the financial statements, the reviews of quarterly reports, statutory reports required internationally and assistance with and review of documents filed with the SEC.

Audit-Related Fees.  The Company’s principal accountant in 2006 and 2005 did not bill any amounts for audit-related fees for the year then ended. The Company’s former principal accountant billed approximately $822,000 for audit-related fees for the year ended December 31, 2004. These fees primarily related to professional services related to due diligence in connection with contemplated transactions not completed.

Tax Fees.  The Company’s principal accountant billed approximately $89,000 and $99,000 related to tax compliance and tax planning for the years ended December 31, 2006 and 2005, respectively. The Company’s former principal accountant billed $72,000 related to tax compliance and tax planning services for the year ended December 31, 2004.

All Other Fees.  The Company’s principal accountant or former principal accountant did not bill any fees for other services during the last three fiscal years.

The Audit Committee regularly reviews and determines whether specific projects or expenditures with the Company’s independent auditors, PricewaterhouseCoopers, LLP and their affiliates, potentially affect their independence. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by PricewaterhouseCoopers, LLP. Pre-approval is generally provided by the Audit Committee for up to one year, is detailed as to the particular service or category of services to be rendered, and is generally subject to a specific budget. The Audit Committee may also pre-approve additional services or specific engagements on a case-by-case basis. Management is required to provide quarterly updates to the Audit Committee regarding the extent of any services provided in accordance with this pre-approval, as well as the cumulative fees for all non-audit services incurred to date.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(1) Financial Statements.  Reference is made to the Index to Financial Statements and Schedules of the Company on page 43 of this Annual Report on Form 10-K.

(2) Financial Statement Schedules.  Reference is made to the Index to Financial Statements and Financial Statement Schedules of the Company on page xx of this Annual Report on Form 10-K. See also the following financial statement schedules which should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

(3) Exhibits.  The following documents are exhibits to this Annual Report on Form 10-K.

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of CDRJ Acquisition Corporation, dated March 31, 1998	S-4	333-62989	3.1	September 4, 1998
3.2	Amended and Restated By-laws of Jafra Cosmetics International, Inc. (formerly CDRJ Acquisition Corporation), as adopted on July 21, 1998	S-4	333-62989	3.2	September 4, 1998
3.3	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics International, S.A. de C.V., together with a unofficial summary thereof in English	S-4	333-62989	3.3	September 4, 1998

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.4	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Dirsamex, S.A. de C.V., together with a unofficial summary thereof in English	S-4/A	333-62989	3.4	October 27, 1998
3.5	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Jafra Cosmetics S.A. de C.V., formerly known as Jafra Cosmetics S. de R.L. de C.V., together with a unofficial summary thereof in English	S-4/A	333-62989	3.5	October 27, 1998
3.6	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Quali fax, S.A. de C.V., together with a unofficial summary thereof in English	S-4/A	333-62989	3.6	October 27, 1998
3.7	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Reday, S.A. de C.V., together with a unofficial summary thereof in English	S-4/A	333-62989	3.7	October 27, 1998
3.8	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales) of Cosmeticos y Fragancias, S.A. de C.V., together with an unofficial summary thereof in English	10-K	333-106666	3.8	April 2, 2001
3.9	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the transformation of Jafra Cosmetics S. de R.L. de C.V. into Jafra Cosmetics S.A. de C.V.	10-K	333-106666	3.9	March 30, 2000
3.10	Approval, dated as of April 17, 2000, by the Public Registry of Commerce of the United Mexican States of the merger of Consultoria Jafra S.A. de C.V. and Distribuidora Venus, S.A. de C.V. with and into Reday, S.A. de C.V., together with supporting shareholders’ resolutions and the unofficial English translation thereof	10-Q	333-106666	3.10	August 14, 2000
3.11	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the changing of the corporate name from Reday, S.A. de C.V. to Distribuidora Venus, S.A. de C.V. as a consequence of the merger of Distribuidora Venus, S.A. de C.V. into Reday, S.A. de C.V.	10-K	333-106666	3.11	April 2, 2001
3.12	Notarial Deed and Resolutions, together with an unofficial summary thereof in English, for the renaming of Qualifax, S.A. de C.V. as Servi day S.A. de C.V.	10-Q	333-106666	3.12	August 14, 2001
3.13	Deed of Incorporation (acta constitutiva) and current by-laws (estatutos sociales) of Distribuidora Comercial Jafra S.A. de C.V., together with an unofficial summary thereof in English, dated February 26, 2003	10-Q	333-106666	3.13	May 8, 2003

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

3.14	Articles of Association of Jafra Worldwide Holdings (Lux) S. àr.l., together with an unofficial summary thereof in English, dated February 24, 2003	10-Q	333-106666	3.14	May 8, 2003
3.15	Amendment, dated May 20, 2003 of Jafra Cosmetics International, S.A. de C.V.’s by-laws providing for preferred shares, translation in English	S-4/A	333-106666	3.15	August 14, 2003
3.16	Deed of Incorporation (acta constitutiva), including all amendments thereto, and current by-laws (estatutos sociales)of Jafra Fin, S.A. de C.V., translation in English	S-4/A	333-106666	3.16	August 14, 2003
4.1	Indemnity, Subrogation and Contribution Agreement, dated May 20, 2003, among Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A, de C.V., each Subsidiary of Jafra Cosmetics International, S.A. de C.V. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.1	June 30, 2003
4.2	JCI Guarantee Agreement,	S-4	333-106666	4.2	June 30, 2003
	dated May 20, 2003, between Jafra Cosmetics International, Inc. and Credit Suisse First Boston
4.3	DCJ Guarantee Agreement, dated May 20, 2003, between Distribuidora Comercial, Jafra, S.A. de C.V. and Credit Suisse First Boston	S-4	333-106666	4.3	June 30, 2003
4.4	Mexican Subsidiary Guarantee Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., and each of the subsidiaries of Jafra Cosmetics International, S.A. de C.V. or Distribuidora Comercial Jafra, S.A. de C.V. listed on Schedule I thereto	S-4	333-106666	4.4	June 30, 2003
4.5	Parent Guarantee Agreement, dated May 20, 2003, between Jafra Worldwide Holdings (Lux) S.àr.l. and Credit Suisse First Boston	S-4	333-106666	4.5	June 30, 2003
4.6	Mexican Pledge Agreement, dated May 20, 2003, among CDRJ Latin America Holding Company B.V., Latin Cosmetics Holdings, B.V., Regional Cosmetics Holding, B.V., Southern Cosmetics Holdings B.V., CDRJ Mexico Holding Company B.V. and Credit Suisse First Boston	S-4	333-106666	4.6	June 30, 2003
4.7	Pledge Agreement, dated May 20, 2003 among Jafra Cosmetics International, Inc. and each of the subsidiaries of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.7	June 30, 2003
4.8	Security Agreement, dated May 20, 2003, among Jafra Cosmetics International, Inc., each subsidiary of Jafra Cosmetics International, Inc. listed on Schedule I thereto and Credit Suisse First Boston	S-4	333-106666	4.8	June 30, 2003

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

4.9	Mexican Security Agreement, dated May 20, 2003, among	S-4/A	333-106666	4.9	August 14, 2003
	Distribuidora Comercial Jafra, S.A. de C.V., Jafra Cosmetics International, S.A. de C.V., Dirsamex, S.A. de C.V., Serviday, S.A. de C.V., Jafra Fin, S.A. de C.V., Jafra Cosmetics, S.A. de C.V., and Cosmeticos y Fragancias, S.A. de C.V., translation in English
4.10	Deed of Trust, with Assignment of Leases and Rents, Fixture Filing and Security Agreement, dated May 19, 2003, from Jafra Cosmetics International, Inc. to Title Serv Agency, Inc., as trustee for the benefit of Credit Suisse First Boston	S-4	333-106666	4.10	June 30, 2003
4.11	Notarial Deed of Plede, dated May 20, 2003, with respect to the pledge to Credit Suisse First Boston of 24 ordinary shares of the capital stock of CDRJ Europe Holding Company B.V. by Jafr Cosmetics International, Inc	S-4	333-106666	4.12	June 30, 2003
4.12	Notarial Deed of Pledge, dated May 20, 2003, with respect to the third party pledge to Credit Suisse First Boston of 40 ordinary shares of the capital stock of CDRJ Latin America Holding Company B.V. by CDRJ North Atlantic (Lux) S.àr.l	S-4	333-106666	4.11	June 30, 2003
4.13	Indenture, date May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A. and U.S. Bank National Association	S-4	333-106666	4.14	June 30, 2003
4.14	First Supplemental Indenture, dated as of May 20, 2003, by and among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., Dirsamex, S.A.de C.V., Distribuidora Venus, S.A. de C.V., Serviday, S.A. de C.V., Cosmeticos y Fragancias, S.A. de C.V., Jafra Cosmetics S. A. de C.V., Jafra Fin S.A. de C.V., Jafra Cosmetics International, Inc. and U.S. Bank National Association	S-4	333-106666	4.14	June 30, 2003
4.15	Registration Rights Agreement, dated May 20, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux) S.àr.l., CDRJ Investments (Lux) S.A. and the Initial Purchasers	S-4	333-106666	4.15	June 30, 2003
4.16	Form of Global Note	S-4	333-106666	4.16	June 30, 2003
4.17	Restated Credit Agreement, dated as of August 16, 2004, among the Borrowers, the Company, the Lenders thereto, the Issuing Bank, The Bank of New York, as administrative agent and collateral agent for the Lenders	8-K	333-106666	4.17	August 19, 2005

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.1	Jafra Cosmetics International, Inc. Supplemental Savings Plan, dated October 27, 1998.*	10-Q	333-62989	10.1	May 17, 1999
10.2	Jafra Cosmetics International, Inc. Special Supplemental Savings Plan for Non-United States-Source Income, dated January 20, 1999.*	10-Q	333-106666	10.2	May 17, 1999
10.3	Asset Purchase Agreement, dated as of June 10, 1999, as amended by Amendment No. 1, dated as of June 10, 1999	8-K	333-106666	10.3	June 25, 1999
10.4	Amendment No. 1 to Asset Purchase Agreement, dated as	8-K	333-106666	10.4	June 25, 1999
	of June 10, 1999
10.5	Sale Agreement, dated as of September 29, 1999, between the Jafra Cosmetics International Inc. and Towns gate Road LLC	10-Q	333-106666	10.5	November 12, 1999
10.6	Sale Agreement, dated as of October 15, 1999, between the Jafra Cosmetics International Inc. and Selv in Properties	10-Q	333-106666	10.6	November 12, 1999
10.7	Trust Agreement dated May 20, 1999, by and between Jafra Cosmetics International, Inc. and Scudder Trust Company	10-K	333-106666	10.7	March 30, 2000
10.8	First Amendment to Amended and Restated Jafra Cosmetics International, Inc. Stock Incentive Plan.*	10-K	333-106666	10.8	April 2, 2001
10.9	Administrative Servces Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.	S-4	333-106666	10.9	June 30, 2003
10.10	Assignment Assumption and Liquidator Agreement, dated May 20, 2003, between CDRJ North Atlantic (Lux) Sàr.l and Jafra Worldwide Holdings (Lux) S.àr.l	S-4	333-106666	10.10	June 30, 2003
10.11	Stock Purchase Agreement, dated May 20, 2003, among Jafra Cosmetics International, S.A. de C.V., Distribuidora Comercial Jafra, S.A. de C.V., CDRJ Latin American Holding Company B.V, Latin Cosmetics Holdings, B.V., Regiona Cosmetics Holding, B.V., Southern Cosmetics Holdings, B.V. and CDRJ Mexico Holdings Company, B.V	S-4	333-106666	10.11	June 30, 2003
10.12	Stock Subscription and Guarantee Agreement, dated May 20, 2003, between Jafra Cosmetics International, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V	S-4	333-106666	10.12	June 30, 2003
10.13	Purchase and Sale Agreement, dated May 20, 2003, between Distribuidora Venus, S.A. de C.V. and Distribuidora Comercial Jafra, S.A. de C.V.	S-4	333-106666	10.13	June 30, 2003
10.14	Registration and Participation Agreement, dated May 20, 2003, among CDRJ North Atlantic (Lux) S.àr.l. and Clayton, Dubilier & Rice Fund V Limited Partnership and other parties thereto	S-4	333-106666	10.14	June 30, 2003

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.15	Form of Contribution Agreement and Power of Attorney, among CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux)S.àr.l., and the stockholders of CDRJ Investments (Lux) S.A.	S-4	333-106666	10.15	June 30, 2003
10.16	Form of Consent to Assignment of Stock Subscription Agreement, among CDRJ Investments (Lux) S.A., CDRJ North Atlantic (Lux) Sàr.l. and the stockholders of CDRJ Investments (Lux) S.A.*	S-4	333-106666	10.16	June 30, 2003
10.17	Form of Consent to Assignment, Assumption and Novation of Employment Agreement, between CDRJ Investments (Lux) S.A., Jafra Worldwide Holdings (Lux) Sàr.l., Jafra Cosmetics International, Inc. and certain executives party to employment agreements pursuant to which such executives are employed by Jafra Cosmetics International, Inc.*	S-4	333-106666	10.17	June 30, 2003
10.18	Purchase Agreement, dated as of May 2, 2003, by and among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V., Jafra Worldwide Holdings (Lux)S.àr.l., CDRJ Investments (Lux) S.A.	S-4	333-106666	10.18	June 30, 2003
10.19	Exchange Agreement among Jafra Cosmetics International, Inc., Distribuidora Comercial Jafra, S.A. de C.V. and U.S. Bank National Association	10-K	333-106666	10.19	November 13, 2003
10.20	Redemption Agreement, dated February 13, 2004, between Ademar Serodio and CDRJ North Atlantic (Lux) S.àr.l	10-K	333-106666	10.20	March 30, 2004
10.21	Transfer of Option Agreement, dated February 13, 2004, by Ademar Serodio,	10-K	333-106666	10.21	March 30, 2004
10.22	Employment Agreement, dated April 30, 1998, between Ronald B. Clark and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.22	March 30, 2004
10.23	Employment Agreement, dated June 1, 1998, between Michael DiGregorio and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.23	March 30, 2004
10.24	Addendum to Employment Agreement, dated June 4, 1999, among CDRJ Investments (Lux) S.A., Jafra Cosmetics International, Inc. and Michael DiGregorio.*	10-K	333-106666	10.24	March 30, 2004
10.25	Employment Agreement, dated June 1, 1998, between Jaime Lopez Guirao and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.25	March 30, 2004
10.26	Employment Agreement, dated April 30, 1998, between Ralph S. Mason, III and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.26	March 30, 2004
10.27	Employment Agreement, dated April 30, 1998, between Gonzalo Rubio and CDRJ	10-K	333-106666	10.27	March 30, 2004
	Investments (Lux) S.A.*

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.28	Confidential General Release and Separation Agreement, dated as of March 2, 2004, between Jaime Lopez Guirao, CDRJ North Atlantic (Lux) S.àr.l. and Jafra Cosmetics International, Inc.*	10-K	333-106666	10.28	March 30, 2004
10.29	Assignment, Assumption and Consent Agreement, dated February 6, 2004, among Michael DiGregorio, Dale Martin, Jr., as trustee, and CDRJ Investments (Lux) S.A.*	10-K	333-106666	10.29	March 30, 2004
10.30	Stock Purchase Agreement, dated as of March 29, 2004, among Vorwerk & Co. eins GmbH, CDRJ North Atlantic (Lux) S.àr.l. and the stockholders of CDRJ Investments (Lux) S.A., the indirect owners of CDRJ North Atlantic (Lux) S.àr.l	10-Q	333-106666	10.30	May 14, 2004
10.31	Employment Agreement with Gary Eshleman, effective October 1, 2004.*	8-K	333-106666	10.31	January 28, 2005
10.32	Employment Agreement with Beatriz Gutai, effective October 1, 2004.*	10-K	333-106666	10.32	March 31, 2005
10.33	Amendments to employment agreements with(1) Ronald B. Clark, on May 17, 2005,(2) Gonzalo R. Rubio, on May 17, 2005, and(3) Eugenio Lopez Barrios, on May 20, 2005.*	8-K	333-106666	10.33	May 26, 2005
10.34	Amendments, on May 26, 2005, to employment agreements with Gary Eshleman and Beatriz Gutai.*	8-K	333-106666	10.34	June 6, 2005
10.35	Engagement of PricewaterhouseCoopers LLP as independent accountants, effective August 16, 2005	8-K	333-106666	10.35	August 23, 2005
10.36	Amendment to Employment Agreement with Ron Clark, effective November 16, 2005.*	8-K	333-106666	10.36	November 23, 2005
10.37	Amendment to Employment Agreement with Gonzalo R. Rubio, effective December 9, 2005.*	8-K	333-106666	10.37	December 13, 2005
10.38	Amendment to Employment Agreement with Gary Eshleman , effective December 16, 2005.*	8-K	333-106666	10.38	December 20, 2005
10.39	Employment Agreement between the Company and Enrique Marco, dated as of May 1, 2006	8-K	333-106666	10.39	May 4, 2006
10.40	Letter regarding Additional Compensation between the Company and Enrique Marco, dated as of January 12, 2006	8-K	333-106666	10.40	May 18, 2006
10.41	Letter regarding Additional Benefits between the Company and Enrique Marco, dated as of January 12, 2006	8-K	333-106666	10.41	May 18, 2006
10.42	Letter regarding Pension Benefits between the Company and Enrique Marco, dated as of March 23, 2006	8-K	333-106666	10.42	May 18, 2006
10.43	Employment Agreement between Dirsamex and Eugenio Lopez Barrios, dated as of June 22, 2006	8-K	333-106666	10.43	July 7, 2006
10.44	Temporary Assignment Contract between Dirsamex and Eugenio Lopez Barrios, with effect as of April 1, 2006	8-K	333-106666	10.44	July 7, 2006

Exhibit		Incorporated by Reference
No.	Description of Document	Form	File No.	Exhibit	Filing Date

10.45	Letter regarding Change in Position from Dirsamex to Eugenio Lopez Barrios, dated as of June 22, 2006	8-K	333-106666	10.45	July 7, 2006
10.46	Letter regarding Additional Compensation from Dirsamex to Eugenio Lopez Barrios, dated as of June 22, 2006	8-K	333-106666	10.46	July 7, 2006
10.47	Consulting Agreement between the Company and Pacific Rim Partners Limited, dated as of July 27, 2006	8-K	333-106666	10.47	August 2, 2006
10.48	Letter regarding Additional Compensation from Jafra Cosmetics International, Inc. to Enrique Marco, dated as of November 24, 2006	8-K	333-106666	10.48	December 20, 2006
21.1	Subsidiaries of the registrant	10-K	333-106666	21.1	March 31, 2006
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer				Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer				Filed herewith
32.1	Certification furnished by				Filed herewith
	the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification furnished by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed herewith

*	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Jafra Worldwide Holdings (Lux) S.àR.L

By:	/s/ EUGENIO LOPEZ BARRIOS
Name: Eugenio Lopez Barrios

Title:	Chief Executive Officer and
Director

Date March 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ EUGENIO LOPEZ BARRIOS Eugenio Lopez Barrios	Chief Executive Officer and Director (Principal Executive officer)	March 30, 2007

/s/ ENRIQUE MARCO Enrique Marco	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	March 30, 2007

/s/ MARKUS VON BLOMBERG Markus von Blomberg	Director	March 30, 2007

/s/ ACHIM SCHWANITZ Achim Schwanitz	Director	March 30, 2007

/s/ PETER OBEREGGER Peter Oberegger	Director	March 30, 2007

/s/ EBERHARD POTHMANN Eberhard Pothmann	Director	March 30, 2007

/s/ WOLFGANG BAHLMANN Wolfgang Bahlmann	Director	March 30, 2007

/s/ JOCHEN SARRAZIN Jochen Sarrazin	Director	March 30, 2007

/s/ RONALD WEBER Ronald Weber	Director	March 30, 2007